Form 10-Q
period 2006-09-30
Riverbed Technology, Inc.
filed 2006-10-31
CIK 1357326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-33023

Riverbed Technology, Inc.

(Exact name of registrant as specified in its charter)

Delaware	03-0448754
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

501 Second Street

San Francisco, California 94107

(Address of Principal Executive Offices including Zip Code)

(415) 247-8800

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐                Accelerated filer  ☐                Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

The number of shares of the registrant’s common stock, par value $0.0001, outstanding as of October 24, 2006 was: 66,072,348

Riverbed Technology, Inc.

INDEX

PART I. FINANCIAL INFORMATION

Item 1 – Condensed Consolidated Financial Statements

RIVERBED TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

As of September 30, 2006 and December 31, 2005

(in thousands, except per share data)

	September 30, 2006	December 31, 2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$108,260	$10,410
Trade receivables, net of allowances of $279 and $90 as of September 30, 2006 and December 31, 2005, respectively	11,321	5,357
Other receivables	228	128
Inventory	6,772	3,530
Prepaid expenses and other current assets	3,930	1,650

Total current assets	130,511	21,075

Fixed assets, net	4,866	2,324
Other assets	1,696	245

Total assets	$137,073	$23,644

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$6,235	$3,970
Current portion of long-term debt	1,250	1,250
Accrued compensation and related benefits	4,808	2,880
Other accrued liabilities	2,581	1,079
Preferred stock warrant liability	—	594
Deferred revenue	13,147	4,891

Total current liabilities	28,021	14,664

Long-term debt, net of current portion	288	1,211
Deferred revenue non-current	1,936	708
Other long-term liabilities	462	587
Commitments and contingencies
Convertible preferred stock	—	36,385
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value — 30,000 shares authorized, no shares outstanding (unaudited)	—	—
Common stock and additional paid-in-capital; $0.0001 par value — 600,000 and 65,000 shares authorized as of September 30, 2006 and December 31, 2005, respectively; 66,072 and 16,721 shares issued and outstanding as of September 30, 2006 and December 31, 2005	157,661	10,130
Deferred stock-based compensation	(6,333)	(8,495)
Accumulated deficit	(44,922)	(31,488)
Accumulated other comprehensive loss	(40)	(58)

Total stockholders’ equity (deficit)	106,366	(29,911)

Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$137,073	$23,644

See Notes to Condensed Consolidated Financial Statements.

RIVERBED TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Revenue:
Product	$19,303	$5,426	$44,169	$9,293
Support and services	3,595	510	7,385	1,015
Ratable product and related support and services	1,720	1,151	4,828	2,028

Total revenue	24,618	7,087	56,382	12,336

Cost of revenue:
Cost of product	6,211	1,812	14,576	3,259
Cost of support and services	1,304	306	2,851	732
Cost of ratable product and related support and services	390	474	1,446	983

Total cost of revenue	7,905	2,592	18,873	4,974

Gross profit	16,713	4,495	37,509	7,362

Operating expenses:
Sales and marketing	12,181	5,035	31,768	12,357
Research and development	4,930	2,050	12,712	5,348
General and administrative	2,347	955	6,014	2,093

Total operating expenses	19,458	8,040	50,494	19,798

Operating loss	(2,745)	(3,545)	(12,985)	(12,436)

Other income (expense), net	(275)	(56)	(294)	37

Loss before provision for income taxes and cumulative effect of change in accounting principle	(3,020)	(3,601)	(13,279)	(12,399)
Provision for income taxes	77	9	155	22

Loss before cumulative effect of change in accounting principle	(3,097)	(3,610)	(13,434)	(12,421)
Cumulative effect of change in accounting principle	—	280	—	280

Net loss	$(3,097)	$(3,890)	$(13,434)	$(12,701)

Net loss per common share, basic and diluted	$(0.16)	$(0.39)	$(0.91)	$(1.43)

Shares used in computing basic and diluted net loss per common share	19,034	9,937	14,705	8,869

Stock-based compensation expense included in above:
Cost of support and services	$93	$14	$198	$21
Sales and marketing	1,055	148	2,189	277
Research and development	551	140	1,178	226
General and administrative	381	132	867	207

Total stock-based compensation expense	$2,080	$434	$4,432	$731

See Notes to Condensed Consolidated Financial Statements.

RIVERBED TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine months ended September 30,
	2006	2005
Operating Activities:
Net loss	$(13,434)	$(12,701)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,261	496
Stock-based compensation	4,432	731
Amortization of warrants	14	14
Revaluation of warrants to fair value	644	120
Cumulative effect of change in accounting principle	—	280
Provision for trade receivable allowances	271	45
Changes in operating assets and liabilities:
(Increase) in trade receivables	(6,235)	(2,693)
(Increase) in inventory	(3,305)	(1,464)
(Increase) in prepaid expenses and other assets	(2,438)	(1,261)
Increase in accounts payable and other current liabilities	5,672	2,511
Increase in deferred revenue	9,483	3,948

Net cash used in operating activities	(3,635)	(9,974)

Investing Activities:
Capital expenditures	(3,690)	(1,623)
Increase in other assets	(1,400)	(50)

Net cash used in investing activities	(5,090)	(1,673)

Financing Activities:
Proceeds from issuance of convertible preferred stock, net of issuance costs	19,915	—
Proceeds from initial public offering, net of issuance costs	87,412	—
Proceeds from issuance of common stock, net of repurchases	167	771
Proceeds from issuance of debt	—	1,066
Payments of debt	(938)	—

Net cash provided by financing activities	106,556	1,837

Effect of exchange rate changes on cash and cash equivalents	19	(40)

Net increase (decrease) in cash and cash equivalents	97,850	(9,850)
Cash and cash equivalents at beginning of period	10,410	23,380

Cash and cash equivalents at end of period	$108,260	$13,530

See Notes to Condensed Consolidated Financial Statements.

RIVERBED TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization

Riverbed Technology, Inc. was founded on May 23, 2002 and has developed a comprehensive solution to the fundamental problems of wide-area distributed computing. Our Steelhead® appliances enable our customers simply and efficiently to improve the performance of their applications and access to their data over wide area networks (WANs). We began commercial shipments of our products in May 2004.

Initial Public Offering

In September 2006, we completed our initial public offering (IPO) of common stock in which we sold and issued 9,990,321 shares of our common stock, including 1,290,321 shares sold by us pursuant to the underwriters’ full exercise of their over-allotment option, at an issue price of $9.75 per share. We raised a total of $97.4 million in gross proceeds from the IPO, or approximately $87.4 million in net proceeds after deducting underwriting discounts and commissions of $6.8 million and other offering costs of $3.2 million. Upon the closing of the IPO, all shares of convertible preferred stock outstanding automatically converted into 39,441,439 shares of common stock.

Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements include our accounts and the accounts of our wholly owned subsidiaries. Intercompany transactions and balances have been eliminated. The accompanying condensed consolidated balance sheet as of September 30, 2006, the condensed consolidated statements of operations for the three and nine months ended September 30, 2006 and 2005, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2006 and 2005 are unaudited. The condensed consolidated balance sheet data as of December 31, 2005 was derived from the audited consolidated financial statements which are included in our final Prospectus dated September 20, 2006 related to our IPO (Prospectus). The accompanying statements should be read in conjunction with the audited consolidated financial statements and related notes contained in our Prospectus.

The accompanying condensed financial statements have been prepared in accordance with United States generally accepted accounting principles, or GAAP, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). They do not include all of the financial information and footnotes required by GAAP for complete financial statements. We believe the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments necessary for the fair presentation of our statement of financial position as of September 30, 2006, and our results of operations for the three and nine months ended September 30, 2006 and 2005 and our cash flows for the nine months ended September 30, 2006 and 2005. All adjustments are of a normal recurring nature. The results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending December 31, 2006. Certain prior period balances have been reclassified to conform with current period presentation.

Use of Estimates

Our interim condensed consolidated financial statements are prepared in accordance with GAAP. These accounting principles require us to make certain estimates and judgments that can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenue and expenses during the periods presented. Significant estimates and assumptions made by management include the determination of the fair value of stock awards issued prior to our IPO, the allowance for doubtful accounts, and inventory valuation. We believe that the estimates and judgments upon which we rely are reasonable based upon information available to us at the time that these estimates and judgments are made. To the extent there are material differences between these estimates and actual results, our consolidated financial statements could be adversely affected.

Revenue Recognition

Our software is integrated on appliance hardware and is essential to the functionality of the product. We provide unspecified software updates and enhancements related to our products through support contracts. As a result, we account for revenue in accordance with Statement of Position, or SOP 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions,” for all transactions involving the sale of software. We recognize product revenue when all of the following have occurred: (1) we have entered into a legally binding arrangement with a customer; (2) delivery has occurred, which is when product title has transferred to the customer; (3) customer payment is deemed fixed or determinable and free of contingencies and significant uncertainties; and (4) collection is probable.

Product revenue consists of revenue from sales of our appliances. Product sales include a perpetual license to our software. Product revenue is generally recognized upon transfer of title at shipment, assuming all other revenue recognition criteria are met. Shipping charges billed to customers are included in product revenue and the related shipping costs are included in cost of product revenue. Product revenue on sales to resellers is recorded once we have received persuasive evidence of an end-user and all other revenue recognition criteria have been met. Substantially all of our agreements do not provide for rights of return.

Substantially all of our product sales have been sold in combination with support services, which consist of software updates and support. Software updates provide customers with rights to unspecified software product upgrades and to maintenance releases and patches released during the term of the support period. Support includes internet access to technical content, telephone and internet access to technical support personnel and hardware support. Revenue for support services is recognized on a straight-line basis over the service contract term, which is typically one year.

We use the residual method to recognize revenue when a product agreement includes one or more elements to be delivered at a future date and vendor specific objective evidence (VSOE) of the fair value of all undelivered elements exists. Through September 30, 2006, in virtually all of our contracts, the only element that remained undelivered at the time of delivery of the product was support and updates. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the contract fee is recognized as product revenue. If evidence of the fair value of one or more undelivered elements does not exist, all revenue is generally deferred and recognized when delivery of those elements occurs or when fair value can be established. When the undelivered element is support, revenue for the entire arrangement is bundled and recognized ratably over the support period. Revenue related to these arrangements is included in ratable product and related support and services revenue in the accompanying condensed consolidated statements of operations. VSOE of fair value for elements of an arrangement is based upon the normal pricing and discounting practices for those services when sold separately, and for support and updates, is additionally measured by the renewal rate offered to the customer. Prior to the third quarter of 2005, we had not established VSOE for the fair value of support contracts provided to our reseller class of customers. As such, prior to the third quarter of 2005, we recognized all revenue on transactions sold through resellers ratably over the term of the support contract, typically one year. Beginning in the third quarter of 2005, we determined that we had established VSOE of fair value of support for products sold to resellers, and began recognizing product revenue upon title transfer at shipment, provided the remaining criteria for revenue recognition had been met.

In 2005, we began to distribute our products through OEM partners. We distribute our products through OEM partners by licensing our software for a royalty to OEMs who embed it on their appliance hardware and sell it under their own brand name. Our OEM agreements include certain technology development, training and support obligations. Through March 31, 2006, we had not established VSOE for our future obligations such as training and consulting to our OEM partners and all revenue on such agreements had been deferred through March 31, 2006. In the quarter ended June 30, 2006, we satisfied all future obligations to one OEM, except for support. As such, in the second quarter we began amortizing revenue relating to this OEM arrangement over the remaining support period for each sale made under the arrangement. In the three and nine months ended September 30, 2006, we recognized $790,000 and $1.3 million, respectively, of ratable revenue relating to this OEM arrangement, which is classified as ratable product and related support and services revenue in the accompanying condensed consolidated statements of operation.

Our fees are typically considered to be fixed or determinable at the inception of an arrangement, generally based on specific products and quantities to be delivered. Substantially all of our contracts do not include rights of return or acceptance provisions. To the extent that our agreements contain such terms, we recognize revenue once the acceptance provisions or right of return lapses. Payment terms to customers generally range from net 30 to 60 days. In the event payment terms are provided that differ from our standard business practices, the fees are deemed to not be fixed or determinable and revenue is recognized when the payments become due, provided the remaining criteria for revenue recognition have been met.

We assess the ability to collect from our customers based on a number of factors, including credit worthiness of the customer and past transaction history of the customer. If the customer is not deemed credit worthy, we defer all revenue from the arrangement until payment is received and all other revenue recognition criteria have been met.

Stock-Based Compensation

Prior to January 1, 2006, we accounted for employee stock options using the intrinsic value method in accordance with Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees, or APB 25, and Financial Accounting Standards Board Interpretation, or FIN 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB No. 25 and had adopted the disclosure only provisions of Statement of Financial Accounting Standards, or SFAS, No. 123, Accounting for Stock-Based Compensation (SFAS 123) and SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (SFAS 148) using the minimum value method.

In accordance with APB 25, stock-based compensation expense, which is a non-cash charge, resulted from stock option grants at exercise prices that, for financial reporting purposes, were deemed to be below the estimated fair value of the underlying common stock on the date of grant. During the nine months ended September 30, 2005, we granted options to employees to purchase a total of 4,195,750 shares of common stock at exercise prices ranging from $0.28 to $0.60 per share. In connection with the preparation of our financial statements, we reassessed the estimated fair value of our common stock in light of the expected completion of our IPO. Based upon the reassessment, we determined that the reassessed fair value of the options to purchase 4,195,750 shares of common stock granted in the nine months ended September 30, 2005 ranged from $1.00 to $3.00 per share. As a result of the reassessed fair value of options granted, we recorded deferred stock-based compensation relative to these options of $6.6 million in the nine months ended September 30, 2005, which is being amortized over the service period, which generally corresponds to the vesting period of the applicable options on a straight-line basis. During the three and nine months ended September 30, 2006, we amortized $585,000 and $1.8 million of deferred compensation expense, net of reversals, relative to these options, respectively, and in the three and nine months ended September 30, 2005 we amortized $410,000 and $690,000, respectively.

As of December 31, 2005, we had issued performance based stock option awards to purchase 150,000 shares of our common stock that are subject to variable accounting treatment. We recorded $358,000 and $513,000 of stock-based compensation expense in the three and nine months ended September 30, 2006 respectively, and $24,000 and $41,000 in the three and nine months ended September 30, 2005, respectively, related to these awards.

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment, using the prospective transition method, which requires us to apply the provisions of SFAS 123(R) to new awards granted, and to awards modified, repurchased or cancelled, after the effective date. Under this transition method, stock-based compensation expense recognized beginning January 1, 2006 is based on a combination of the following: (a) the grant-date fair value of stock option awards granted or modified after January 1, 2006; and (b) the balance of deferred stock-based compensation related to stock option awards granted prior to January 1, 2006, which was calculated using the intrinsic value method as previously permitted under APB 25.

Under SFAS 123(R), we estimated the fair value of stock options granted using the Black-Scholes option-pricing formula and a single option award approach. This model utilizes the estimated fair value of common stock and requires that, at the date of grant, we use the expected term of the option, the expected volatility of the price of our common stock, risk free interest rates and expected dividend yield of our common stock. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Options typically vest with respect to 25% of the shares one year after the options’ vesting commencement date and the remainder ratably on a monthly basis over the following three years.

The fair value of options granted was estimated at the date of grant using the following assumptions:

	Three months ended September 30, 2006	Nine months ended September 30, 2006
Employee and Director Stock Options
Expected life in years	4.5	4.5-6.1
Risk-free interest rate	4.6%	4.6%-5.1%
Volatility	65.2%	65.2-80.9%
Weighted average fair value of grants	$ 4.66-9.35	$ 3.67-9.35

The expected term represents the period that stock-based awards are expected to be outstanding, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of our stock-based awards. For the nine months ended September 30, 2006, we have elected to use the simplified method of determining the expected term as permitted by SEC Staff Accounting Bulletin 107. The computation of expected volatility for the nine months ended September 30, 2006 is based on the historical volatility of comparable companies from a representative peer group selected based on industry and market capitalization data. As required by SFAS 123(R), management estimates expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest.

For the three and nine months ended September 30, 2006, the total compensation cost related to stock-based awards granted under SFAS 123(R) to employees and directors but not yet recognized was approximately $3.8 million and $17.6 million, respectively, net of estimated forfeitures of $ 0.3 million. This cost will be amortized on a straight-line basis over the vesting period, which is typically 4 years. Amortization in the three and nine months ended September 30, 2006 was $1.1 million and $ 2.0 million, respectively. As a result of adopting SFAS 123(R) on January 1, 2006, our loss before income taxes and net loss for the three and nine months ended September 30, 2006, were $935,000 and $1.6 million higher, respectively, than if we had continued to account for stock-based compensation under APB 25. Basic and diluted loss per share for the three and nine months ended September 30, 2006 were $0.05 and $0.11 higher, respectively, than if we had continued to account for stock-based compensation under APB 25.

In the first quarter of 2006, we accelerated the vesting of 34,375 unvested shares held by one former employee. As a result of the modification, we recognized additional compensation expense of $ 137,000 in the first quarter of 2006.

We account for stock compensation arrangements with non-employees in accordance with SFAS 123 and Emerging Issues Task Force, or EITF, No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, using a fair value approach. For stock options granted to non-employees, the fair value of the stock options is estimated using a Black-Scholes valuation model. Stock compensation expense associated with non-employees has been immaterial to date.

Inventory Valuation

Inventories consist of hardware and related component parts and are stated at the lower of cost (on a first-in, first-out basis) or market. A large portion of our inventory relates to evaluation units located at customer locations as some of our customers test our equipment prior to purchasing. Inventory that is obsolete or in excess of our forecasted demand is written down to its estimated realizable value based on historical usage, expected demand, and evaluation unit conversion rate and age. Inherent in our estimates of market value in determining inventory valuation are estimates related to economic trends, future demand for our products and technological obsolescence of our products. Inventory write-downs are included in cost of product and amounted to approximately $491,000 and $1.1 million in the three and nine months ended September 30, 2006, respectively, and $120,000 and $479,000 in the three and nine months ended September 30, 2005, respectively.

Allowances for Doubtful Accounts

We make judgments as to our ability to collect outstanding receivables and provide allowances for the portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. For those invoices not specifically reviewed, provisions are provided at differing rates, based upon the age of the receivable. In determining these percentages, we analyze our historical collection experience and current economic trends.

Warranty Reserve

Upon shipment of products to our customers, we provide for the estimated cost to repair or replace products that may be returned under warranty. Our warranty period is typically 12 months from the date of shipment to the end-user customer for hardware and 90 days for software. For existing products, the reserve is estimated based on actual historical experience. For new products, the warranty reserve is based on historical experience of similar products until such time as sufficient historical data has been collected for the new product. To date, we have not experienced significant warranty-related matters. Warranty reserves amounted to approximately $354,000 and $138,000 at September 30, 2006 and December 31, 2005, respectively.

Cash and Cash Equivalents

We consider all highly liquid investments purchased with a maturity at the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents, are stated at cost, which approximates fair value.

Deferred Inventory Costs

When our products have been delivered, but the product revenue associated with the arrangement has been deferred as a result of not meeting the revenue recognition criteria in SOP 97-2, we also defer the related inventory costs for the delivered items in accordance with Accounting Research Bulletin 43 Restatement and Revision of Accounting Research Bulletins. Deferred inventory costs are included in prepaid expenses and other current assets.

Accounting for Income Taxes

We account for income taxes in accordance with FASB Statement No. 109, Accounting for Income Taxes. Deferred income taxes are recorded for the expected tax consequences of temporary differences between the tax basis of assets and liabilities for financial reporting purposes and amounts recognized for income tax purposes. We record a valuation allowance to reduce our deferred tax assets to the amount of future tax benefit that is more likely than not to be realized. At September 30, 2006 and December 31, 2005 our deferred tax assets were fully reserved. We recorded a provision for income taxes of $77,000 and $155,000 for the three and nine months ended September 30, 2006, respectively, and $9,000 and $22,000 in the three and nine months ended September 30, 2005, respectively, related to foreign income taxes.

Concentration of Credit Risk

Financial instruments that are potentially subject to concentrations of credit risk consist primarily of cash, cash equivalents and trade receivables. Investment policies have been implemented that limit investments to investment grade securities. The risk with respect to trade receivables is mitigated by credit evaluations we perform on our customers and by the diversification of our customer base. Collateral is not required for trade receivables. In the quarter ended September 30, 2006, we had one customer that represented approximately 13% of revenue. In the quarter ended September 30, 2005, we had one customer that represented approximately 11% of revenue. We did not have any customer that represented more than 10% of our respective revenue for the first nine months of 2006 or 2005.

We outsource the production of our hardware to third-party manufacturing facilities. Through September 30, 2006, we had no long term contractual commitments with any manufacturer.

Foreign Currency Translation

While the majority of our contracts are denominated in United States dollars, we have operating expenses denominated in various foreign currencies. The functional currency of a foreign operation is the local country’s currency. Consequently, expenses of operations outside the United States are translated into United States dollars using average exchange rates for the period reported while assets and liabilities of operations outside the United States are translated into United States dollars using end of period exchange rates. The effects of foreign currency translation adjustments not affecting accumulated deficit are included in stockholders’ equity (deficit) as a component of accumulated other comprehensive income (loss) in the accompanying consolidated balance sheets.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of certain changes in equity that are excluded from net income (loss). Specifically, cumulative foreign currency translation adjustments are included in accumulated other comprehensive income (loss). Accumulated other comprehensive loss was $40,000 and $58,000 at September 30, 2006 and December 31, 2005, respectively, resulting from cumulative foreign currency translation.

Impairment of Long-Lived Assets

We review long-lived assets and identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. We assess these assets for impairment based on estimated undiscounted future cash flows from these assets. If the carrying value of the assets exceeds the estimated future undiscounted cash flows, a loss is recorded for the excess of the asset’s carrying value over the fair value. To date we have not recognized any impairment loss for long-lived assets.

Research and Development

All costs to develop our products are expensed as incurred. Software development costs can be capitalized beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. Generally, our products are released soon after technological feasibility has been established. As a result, costs subsequent to achieving technological feasibility have not been significant and all software development costs have been expensed as incurred.

Freestanding Preferred Stock Warrants

Freestanding warrants and other similar instruments related to shares that are redeemable are accounted for in accordance with FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. On March 31, 2003, we issued a warrant for the purchase of 32,967 shares of Series A convertible preferred stock with an exercise price of $0.455 per share. On June 7, 2004, we issued warrants for the purchase of 100,000 shares of Series B convertible preferred stock with an exercise price of $0.836 per share. Under Statement 150, these warrants that were related to our convertible preferred stock were classified as liabilities on the consolidated balance sheet. The warrants were subject to re-measurement at each balance sheet date and any change in fair value was recognized as a component of other income (expense), net. Subsequent to the IPO and the associated conversion of our outstanding convertible preferred stock to common stock, the warrants were reclassified to common stock and additional paid-in-capital and are no longer subject to re-measurement.

2.	CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

On June 29, 2005, the FASB issued Staff Position 150-5, Issuer’s Accounting under FASB Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares That Are Redeemable. Under Statement 150, the freestanding warrants that were related to our convertible preferred stock were classified as liabilities and were recorded at fair value. We previously accounted for freestanding warrants for the purchase of our convertible preferred stock under EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. We adopted FSP 150-5 and accounted for the cumulative effect of the change in accounting principle as of the beginning of the third quarter of 2005. For the nine months ended September 30, 2005, the impact of the change in accounting principle was to increase net loss by $400,000, or $0.05 per share. The impact consisted of a $280,000 cumulative charge for adoption as of July 1, 2005, reflecting the fair value of the warrants as of that date, and $120,000 of additional expense that was recorded in other income (expense), net to reflect the increase in fair value between July 1, 2005 and September 30, 2005. In the three and nine months ended September 30, 2006 (through the date of our IPO), we recorded $429,000 and $644,000, respectively, of additional expense reflected as other income (expense), net to reflect the increase in the fair value of the warrants. Subsequent to our IPO and the associated conversion of our outstanding convertible preferred stock to common stock, the warrants were reclassified to commons stock and additional paid in capital and are no longer subject to remeasurement. The impact of the cumulative effect of change in accounting principle on net loss per common share was as follows:

	Three months ended September 30, 2005	Nine months ended September 30, 2005
Net loss per common share, basic and diluted:
Loss before cumulative effect of change in accounting principle	$(0.36)	$(1.40)
Cumulative effect of change in accounting principle	(0.03)	(0.03)

Net loss	$(0.39)	$(1.43)

Shares used in computing basic and diluted net loss per common share (in thousands)	9,937	8,869

3.	NET LOSS PER COMMON SHARE

Basic net loss per common share is computed by dividing net loss by the weighted average number of vested common shares outstanding during the period. Diluted net loss per common share is computed by giving effect to all potential dilutive common shares, including options, common stock subject to repurchase, warrants and convertible preferred stock.

The following table sets forth the computation of loss per share:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2006	2005	2006	2005
Net loss	$(3,097)	$(3,890)	$(13,434)	$(12,701)

Weighted average common shares outstanding net of weighted-average common shares subject to repurchase	19,034	9,937	14,705	8,869

Basic and diluted net loss per common share	$(0.16)	$(0.39)	$(0.91)	$(1.43)

The following weighted average outstanding options, common stock subject to repurchase and convertible preferred stock were excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an antidilutive effect:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2006	2005	2006	2005
Options to purchase common stock and common stock subject to repurchase	8,990	8,749	8,258	7,341
Convertible preferred stock (as converted basis)	35,060	35,704	37,413	35,704
Convertible stock warrants (as converted basis)	133	133	133	133

4.	CASH AND CASH EQUIVALENTS

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of highly liquid investments in time deposits held at major banks, commercial paper, United States government agency discount notes, money market mutual funds and other money market securities with maturities at date of purchase of 90 days or less. The carrying value of cash and cash equivalents at September 30, 2006 and December 31, 2005 approximates fair value. The weighted average interest rates were 5.0% and 3.1%, respectively.

Restricted Cash

Pursuant to certain lease agreements and as security for our merchant services agreement with our financial institution, we are required to maintain cash reserves, classified as restricted cash. Current restricted cash totaled $121,000 and $122,000 at September 30, 2006 and December 31, 2005, respectively, and long-term restricted cash totaled $1.5 million and $85,000 at September 30, 2006 and December 31, 2005, respectively.

5.	INVENTORY

Inventories consist primarily of hardware and related component parts and are stated at the lower of cost (on a first-in, first-out basis) or market. Inventory is comprised of the following:

(in thousands)	September 30, 2006	December 31, 2005
Raw materials	$463	$772
Finished goods	6,309	2,758

Total	$6,772	$3,530

6.	FIXED ASSETS

Fixed assets are stated at the lower of cost or net realizable value. Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets, which is typically two to three years. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or estimated useful life of the asset. Repair and maintenance costs are expensed as incurred.

Fixed assets consisted of the following:

	Estimated Useful Lives	September 30, 2006	December 31, 2005
(in thousands)
Computer hardware	3 years	$1,846	$1,022
Computer software	2-3 years	1,096	69
Research and development lab equipment	3 years	2,876	1,706
Office equipment, furniture and fixtures	3 years	502	360
Leasehold improvements	2-3 years	751	183

Total fixed assets		7,071	3,340
Accumulated depreciation and amortization		(2,205)	(1,016)

Fixed assets, net		$4,866	$2,324

7.	DEFERRED REVENUE

Deferred revenue consisted of the following:

(in thousands)	September 30, 2006	December 31, 2005
Product	$1,474	$266
Support and services	7,629	2,041
Ratable product and related support and services	4,044	2,584

Deferred revenue, current	13,147	4,891

Support and services, non-current	1,793	164
Ratable product and related support and services, non-current	143	544

Deferred revenue, non-current	1,936	708

Total deferred revenue	$15,083	$5,599

Deferred product revenue relates to arrangements where not all revenue recognition criteria have been met. Deferred support revenue represents customer payments made in advance for annual support contracts. Support contracts are typically billed on a per annum basis in advance and revenue is recognized ratably over the support period. Deferred ratable product and related support and services revenue consists of deferred revenue on transactions where VSOE of fair value of support had not been established and the entire arrangement is being recognized ratably over the support period. Deferred revenue related to our OEM arrangements where we have not established VSOE of fair value of support is included in deferred ratable product and related support and services revenue.

8.	DEBT

On June 7, 2004, we entered into a loan and security agreement with a financial institution for a credit facility not to exceed $2.5 million. The credit facility provided the financial institution with a blanket lien on substantially all of our assets excluding intellectual property. The agreement required payments of interest only through December 31, 2005 with principal payments made in 24 equal installments beginning January 1, 2006. Interest was computed per annum as 9% plus the amount that the prime rate exceeds 4%. The weighted average interest rate for this credit facility was 13.14% and 12.61% for the three and nine months ended September 30, 2006, respectively, and 11.09% and 10.64% for the three and nine months ended September 30, 2005, respectively. In connection with the loan, we issued warrants for the purchase of 100,000 shares of Series B convertible preferred stock with an exercise price of $0.836 per share. The total fair value of the warrant was $70,000 which was being amortized to interest expense over the life of the loan and security agreement. The unamortized warrant balance of $25,000 and $39,000 at September 30, 2006 and December 31, 2005, respectively is recorded as an offset to debt on the accompanying condensed consolidated balance sheet. Amortization of the warrants is recorded as interest expense.

Debt consisted of the following:

(in thousands)	September 30, 2006	December 31, 2005
Debt	$1,563	$2,500
Less current maturities	1,250	1,250

Long-term debt	313	1,250

Unamortized portion of warrants	(25)	(39)

Total long-term debt	$288	$1,211

We settled all obligations under this loan and security agreement on October 2, 2006. Principal payments were made in the amount of $1.5 million, after taking into effect the standard monthly payment made on October 1, 2006.

9.	GUARANTEES

Our agreements with customers, as well as our reseller agreements, generally include certain provisions for indemnifying customers and resellers and their affiliated parties against liabilities if our products infringe a third party’s intellectual property rights. To date, we have not incurred any material costs as a result of such indemnifications and have not accrued any liabilities related to such obligations in our condensed consolidated financial statements.

As permitted or required under Delaware law and to the maximum extent allowable under that law, we have certain obligations to indemnify our officers, directors and certain key employees for certain events or occurrences while the officer, director or employee is or was serving at our request in such capacity. These indemnification obligations are valid as long as the director, officer or employee acted in good faith and in a manner the person reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal proceeding, had no reasonable cause to believe his or her conduct was unlawful. The maximum potential amount of future payments we could be required to make under these indemnification obligations is unlimited; however, we have a director and officer insurance policy that mitigates our exposure and enables us to recover a portion of any future amounts paid.

10.	LEASE COMMITMENTS

We lease our facilities under non-cancelable operating lease agreements. Future minimum commitments for these operating leases in place as of September 30, 2006 with a remaining non-cancelable lease term in excess of one year are as follows:

(in thousands)	September 30, 2006
2006 (the three months ended December 31)	$414
2007	2,414
2008	2,447
2009	2,054
2010	1,266

Total	$8,595

The terms of certain lease agreements provide for rental payments on a graduated basis. We recognize rent expense on the straight-line basis over the lease period and have accrued for rent expense incurred but not paid. Rent expense under operating leases was $563,000 and $1.4 million for the three and nine months ended September 30, 2006, respectively, and $170,000 and $412,000 for the three and nine months ended September 30, 2005, respectively.

On September 26, 2006, we entered into an Agreement of Sublease (Sublease) for new corporate headquarters. The term of the Sublease is from February 1, 2007 to August 30, 2010. The aggregate minimum lease commitment is $5.1 million and is reflected in the table above. The Sublease also calls for additional payments for electricity and a portion of real estate taxes and operating expenses. We have entered into a letter of credit in the amount of $1.4 million to serve as the security deposit for the Sublease with a tenant improvement allowance of up to $1.3 million. This security deposit is included in other assets on the condensed consolidated balance sheet.

11.	COMMON STOCK

In September 2006, we completed our IPO of common stock in which we sold and issued 9,990,321 shares of our common stock, including 1,290,321 shares sold by us pursuant to the underwriters’ full exercise of their over-allotment option, at an issue price of $9.75 per share. As a result of the IPO, we raised a total of $97.4 million in gross proceeds from the IPO, or approximately $87.4 million in net proceeds after deducting underwriting discounts and commissions of $6.8 million and other offering costs of $3.2 million. Upon the closing of the IPO, all shares of our convertible preferred stock outstanding automatically converted into 39,441,439 shares of common stock. As of September 30, 2006 we had the following shares outstanding:

(in thousands)
Common stock issued in IPO	9,990
Preferred stock conversion	39,441
Options exercised	16,641

Total	66,072

In July 2002, our Board of Directors adopted the 2002 Stock Plan (2002 Plan). Under the 2002 Plan, as of September 30, 2006, up to 13,527,743 shares of our common stock, in the form of both incentive and nonqualified stock options, may be granted to eligible employees, directors and consultants. In September 2006, all shares of common stock available for grant under the 2002 Plan transferred to the 2006 Equity Incentive Plan (2006 Plan).

In September 2006, in connection with our IPO, our Board of Directors approved the 2006 Plan, the 2006 Employee Stock Purchase Plan and the 2006 Director Stock Option Plan. The following number of shares was reserved under these plans:

Shares
2006 Equity Incentive Plan	3,000,000
2006 Employee Stock Purchase Plan	1,500,000
2006 Director Option Plan	500,000

Options issued under our stock option plans are generally for periods not to exceed 10 years and are issued at the fair value of the shares of common stock on the date of grant as determined by the Board of Directors. Following the IPO, the fair value of our common stock is determined by the trading price of such stock on the Nasdaq Global Market. Options typically vest with respect to 25% of the shares one year after the options’ vesting commencement date and the remainder ratably on a monthly basis over the following three years. Options granted under the 2002 Plan prior to May 31, 2006 have a maximum term of ten years. Beginning May 31, 2006, options granted under the 2002 Plan had a maximum term of seven years. Options granted in September 2006 under the 2006 Plan had a maximum term of seven years. Prior to March 28, 2006, employees in the United States had the right to exercise their options granted under the 2002 Plan prior to vesting. For options granted beginning March 28, 2006, optionees may only exercise vested shares. Any unvested stock issued under the 2002 Plan is subject to repurchase by us. Grants made pursuant to the 2006 Plan generally do not provide for the immediate exercise of options. The 2006 Employee Stock Purchase Plan (Purchase Plan) was implemented in the fourth quarter of 2006. Under the Purchase Plan, employees may purchase shares of common stock at a price per share that is 85% of the lesser of the fair market value of our common stock as of the beginning or the end of a two year period. The Purchase Plan is compensatory and will result in compensation cost accounted for under SFAS 123(R).

The following tables summarize information about stock options outstanding:

	Shares Available	Options Outstanding	Weighted Average Exercise Price Per Share
	(in thousands, except per share amounts)
Balance, December 31, 2005	193	2,798	$0.96
Additional options authorized	3,815	—	—
Granted	(4,191)	4,191	$6.02
Exercised		(244)	$0.82
Repurchased	325
Canceled	212	(212)	$2.48

Balance, September 30, 2006	354	6,533	$4.16

The range of exercise prices for options outstanding at September 30, 2006 was $0.05 to $16.72.

Range of Exercise Price	Options Outstanding as of September 30, 2006	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
	(in thousands)	(in years)		(in thousands)
$0.05 – $0.60	1,343	8.4	$0.36
$1.75 – $5.75	2,346	9.4	$3.37
$6.00 – $16.72	2,844	7.1	$6.61

$0.05 – $16.72	6,533	8.2	$4.16	$100,203

Exercisable	2,841	9.0	$2.06	$49,555
Not exercisable	3,692	9.0	$5.78	$50,648
Vested and expected to vest (1) (2)	9,165	8.2	$3.00	$151,236

(1)	Includes shares that are exercised but not vested
(2)	The unrecognized compensation expense associated under the fair value method for shares expected to vest (unvested shares net of expected forfeitures) as of September 30, 2006 was approximately $24.0 million and is expected to be recognized over a weighted average period of 2.5 years.

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the closing price of our common stock at September 30, 2006. During the three and nine months ended September 30, 2006, the aggregate intrinsic value of stock option awards exercised was $251,000 and $1.3 million, respectively, determined at the date of option exercise.

The per share weighted-average fair value of options granted in the nine months ended September 30, 2006 are as follows:

Nine Months ended September 30, 2006
Weighted-average fair value:
Options granted below reassessed value	$4.77
Options granted equal to reassessed value	$4.85
Weighted-average exercise price:
Options granted below reassessed value	$5.72
Options granted equal to reassessed value	$8.50

At September 30, 2006 and December 31, 2005 there were 2,767,665 and 4,273,000 shares, respectively, subject to repurchase under all common stock repurchase agreements. The cash received from the sale of these shares is initially recorded as a liability and is subsequently reclassified to common stock as the shares vest. At September 30, 2006 and December 31, 2005, there was $780,361 and $925,000, respectively, recorded in accrued liabilities and other long-term liabilities related to the issuance of these shares.

12.	SEGMENT INFORMATION

FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our Chief Executive Officer. Our Chief Executive Officer reviews financial information presented on a consolidated basis, accompanied by information about revenue by geographic region for purposes of allocating resources and evaluating financial performance. We have one business activity and there are no segment managers who are held accountable for operations, operating results and plans for levels or components below the consolidated unit level. Accordingly, we are considered to be in a single reporting segment and operating unit structure.

Revenue by geography is based on the billing address of the customer. The following table sets forth revenue by geographic area. As of December 31, 2005 and September 30, 2006, long-lived assets outside of the United States were not material.

Revenue

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2006	2005	2006	2005
Domestic revenue	$18,516	$6,173	$41,150	$10,874
International revenue	6,102	914	15,232	1,462

Total revenue	$24,618	$7,087	$56,382	$12,336

13.	LEGAL MATTERS

From time to time, we may be involved in various legal proceedings arising in the ordinary course of business. There are no matters at September 30, 2006 that, in the opinion of management, might have a material adverse effect on our financial position, results of operations or cash flows.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. In addition, we may make other written and oral communications from time to time that contain such statements. Forward-looking statements include statements as to industry trends and future expectations of ours and other matters that do not relate strictly to historical facts. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. These forward-looking statements include statements in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included elsewhere in this Form 10-Q and in our other Securities and Exchange Commission filings, including our final prospectus dated September 20, 2006, which we filed in connection with our IPO. Furthermore, such forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

We were founded in May 2002 by experienced industry leaders with a vision to improve the performance of wide-area distributed computing. Having significant experience in caching technology, our executive management team understood that existing approaches failed to address adequately all of the root causes of this poor performance. We determined that these performance problems could be best solved by simultaneously addressing inefficiencies in software applications and wide area networks (WANs), as well as insufficient or unavailable bandwidth. This innovative approach served as the foundation of the development of our products. We began commercial shipments of our products in May 2004 and now offer ten models of our Steelhead appliances as well as our Central Management Console and Interceptor™.

We are headquartered in San Francisco, California. Our personnel are located throughout the United States and in numerous countries worldwide. We expect to continue to add personnel in the United States and internationally to provide additional geographic sales and technical support coverage.

In September 2006, we completed our initial public offering (IPO) of common stock in which we sold and issued 9,990,321 shares of our common stock, including 1,290,321 shares sold by us pursuant to the underwriters’ full exercise of their over-allotment option, at an issue price of $9.75 per share. We raised a total of $97.4 million in gross proceeds from the IPO, or approximately $87.4 million in net proceeds after deducting underwriting discounts and commissions of $6.8 million and other offering costs of $3.2 million. Upon the closing of the IPO, all shares of convertible preferred stock outstanding automatically converted into 39,441,439 shares of common stock.

We believe that our current value proposition, which enables customers to improve the performance of their applications and access to their data across WANs, while also offering the ability to simplify IT infrastructure and realize significant capital and operations cost savings, should allow us to grow our business. Our product revenue growth rate will depend significantly on continued growth in the Wide-area Data Services (WDS) market and our ability to continue to attract new customers in that market. Our growth in support and services revenue is dependent upon increasing the number of products under support contracts, which is dependent on both growing our installed base of customers and renewing existing support contracts. Our future profitability and rate of growth, if any, will be directly affected by the continued acceptance of our products in the marketplace, as well as the timing and size of orders, product mix, average selling prices and costs of our products and general economic conditions. Our ability to attain profitability will also be affected by the extent to which we must incur additional expenses to expand our sales, marketing, development, and general and administrative capabilities to grow our business. The largest component of our expenses is personnel costs. Personnel costs consist of salaries, benefits and incentive compensation for our employees, including commissions for sales personnel and stock-based compensation for all employees. We expect that these expenses will continue to grow in absolute dollars and decrease as a percentage of revenue over time.

Revenue. We derive our revenue from sales of our products and support and services. Our revenue has grown rapidly since we began shipping products in May 2004, increasing from $2.6 million in 2004 to $22.9 million in 2005 to $56.4 million in the nine months ended September 30, 2006. This growth has been driven primarily by an expansion of our customer base, coupled with increased purchases from existing customers. As of December 31, 2004, our products had been sold to 68 customers as compared to more than 1,300 customers as of September 30, 2006.

We sell our products directly through our sales force and indirectly through resellers. In 2005, we derived 59% of our revenue through resellers. The percentage of our revenue derived through resellers increased from 42% in the nine months ended September 30, 2005 to 71% in the nine months ended September 30, 2006. We expect revenue from resellers to constitute a substantial majority of our future revenue.

In 2005, we began to distribute our products through OEM partners. We distribute our products through OEM partners by licensing our software for a royalty to OEMs who embed it on their appliance hardware and sell it under their own brand name. As we describe in the section titled “Critical Accounting Policies and Estimates” below, we had made sales but had not recognized any revenue on these agreements through March 31, 2006 due to undelivered future obligations such as training and consulting. In the quarter ended June 30, 2006, we satisfied all future obligations to one OEM, except for support. As such, in the second quarter we began amortizing revenue relating to this OEM arrangement over the remaining support period for each sale made under the arrangement. In the second quarter and third quarters of 2006, we recognized $492,000 and $790,000, respectively, of revenue relating to our arrangement with this OEM.

Cost of Revenue. Cost of product revenue consists of the costs of the appliance hardware, manufacturing, shipping and logistics costs and expenses for inventory obsolescence and warranty obligations. We utilize third parties to design and manufacture our Steelhead appliance hardware, embed our proprietary software and perform shipping logistics. Cost of support and service revenue is primarily comprised of the personnel costs of providing technical support. Cost of ratable product and related support and services consists of hardware, support and service costs related to transactions recognized ratably. As we expand internationally, we may incur additional costs to conform our products to comply with local laws or local product specifications. In addition, as we expand internationally, we will continue to hire additional technical support personnel to support our growing international customer base.

Gross Margin. Our gross margin has been and will continue to be affected by a variety of factors, including the mix and average selling prices of our products, support and services, new product introductions and enhancements, the cost of our appliance hardware, and the mix of distribution channels through which our products are sold.

Operating Expenses. Operating expenses consist of sales and marketing, research and development and general and administrative expenses. Personnel-related costs are the most significant component of each of these expense categories. We grew from 70 employees at December 31, 2004 to 303 employees at September 30, 2006. We expect to continue to hire significant numbers of new employees to support our anticipated growth. The timing of these additional hires could materially affect our operating expenses, both in absolute dollars and as a percentage of revenue, in any particular period. We anticipate that each of the following categories of operating expenses will increase in dollar amounts, but will decline as a percentage of total revenue in the long term.

Sales and marketing expenses represent the largest component of our operating expenses and include personnel costs, sales commissions, marketing programs and facilities costs. Marketing programs are intended to generate revenue from new and existing customers, and are expensed as incurred. We expect sales and marketing expenses to increase as we hire additional personnel and spend more on marketing programs with the intent to grow our revenue. The majority of our international personnel are engaged in sales and marketing activities. The percentage of sales and marketing expenses incurred internationally grew to 33% in the first nine months of 2006 compared to 23% in the first nine months of 2005.

Research and development expenses primarily include personnel costs and facilities costs. Quality assurance infrastructure depreciation and related costs of product quality efforts are also included. We expense research and development expenses as incurred. We are devoting substantial resources to the continued development of additional functionality for existing products and the development of new products. We intend to continue to invest significantly in our research and development efforts because we believe they are essential to maintaining our competitive position. Investments in research and development personnel costs are expected to increase in total dollars, but to decrease as a percentage of revenue over time. Investments in research and development assets will affect our liquidity by increasing cash used in investing activities. In the future, we expect to achieve certain economies of scale from our infrastructure investments.

General and administrative expenses consist primarily of compensation and related costs for personnel and facilities related to our executive, finance, human resource, information technology and legal organizations, and fees for professional services. Professional services include outside legal, audit and information technology consulting costs.

Stock-Based Compensation Expense. Effective January 1, 2006, we began to measure and recognize compensation expense for all stock-based payments at fair value, in accordance with Statement of Financial Accounting Standard No. 123 (revised 2004) Share-Based Payment, or SFAS 123(R). Prior to the adoption of SFAS 123 (R) we accounted for stock options under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or APB 25. In the fourth quarter of 2006, we implemented the 2006 Employee Stock Purchase Plan (Purchase Plan). Under the Purchase Plan, employees may purchase shares of common stock at a price per share that is 85% of the lesser of the fair market value of our common stock as of the beginning or the end of a two year period. The Purchase Plan is compensatory and will result in compensation expense to be accounted for under SFAS 123(R). We expect to continue to incur significant stock-based compensation expense.

Other Income (expense), net. Other income (expense), net includes interest income on cash balances. Cash has historically been invested in money market funds. We expect that interest income from cash will increase in the quarter ending December 31, 2006 and beyond compared to the quarter ended September 30, 2006 as a result of the net proceeds received in our IPO. Other income, net also includes interest expense on our outstanding debt and losses or gains on conversion of non-U.S. dollar transactions into U.S. dollars. The largest component of other income (expense), net in the three and nine months ended September 30, 2006 and the three months ended September 30, 2005, is the adjustment we made to record our preferred stock warrants at fair value. As described below, subsequent to our IPO, we are no longer required to remeasure our warrants to fair value.

Cumulative Effect of Change in Accounting Principle. On June 29, 2005, the FASB issued Staff Position 150-5, Issuer’s Accounting under FASB Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares That Are Redeemable. Under Statement 150, the freestanding warrants that were related to our convertible preferred stock were classified as liabilities and were recorded at fair value. We adopted FSP 150-5 and accounted for the cumulative effect of the change in accounting principle as of the beginning of the third quarter of 2005. For the nine months ended September 30, 2005, the impact of the change in accounting principle was to increase net loss by $400,000, or $0.05 per share. The impact consisted of a $280,000 cumulative charge for adoption as of July 1, 2005, reflecting the fair value of the warrants as of that date, and $120,000 of additional expense that was recorded in other income (expense), net to reflect the increase in fair value between July 1, 2005 and September 30, 2005. In the three and nine months ended September 30, 2006 (through the date of our IPO), we recorded $429,000 and $644,000, respectively, of additional expense reflected as other income (expense), net to reflect the increase. Subsequent to our IPO and the associated conversion of our outstanding convertible preferred stock to common stock, the warrants were reclassified to common stock and additional paid in capital and are no longer subject to remeasurement.

Critical Accounting Policies and Estimates

Our interim condensed consolidated financial statements are prepared in accordance with United States generally accepted accounting principles (GAAP). These accounting principles require us to make certain estimates and judgments that can affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the periods presented. We believe that the estimates and judgments upon which we rely are reasonable based upon information available to us at the time that these estimates and judgments are made. To the extent there are material differences between these estimates and actual results, our consolidated financial statements could be adversely affected. The accounting policies that reflect our more significant estimates and judgments and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include revenue recognition, stock-based compensation, inventory valuation and allowances for doubtful accounts.

Revenue Recognition

Our software is integrated on appliance hardware and is essential to the functionality of the product. We provide unspecified software updates and enhancements related to our products through support contracts. As a result, we account for revenue in accordance with Statement of Position, or SOP 97-2, Software Revenue

Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions, for all transactions involving the sale of software. We recognize product revenue when all of the following have occurred: (1) we have entered into a legally binding arrangement with a customer; (2) delivery has occurred, which is when product title transfers to the customer; (3) customer payment is deemed fixed or determinable and free of contingencies and significant uncertainties; and (4) collection is probable.

Product revenue consists of revenue from sales of our appliances. Product sales include a perpetual license to our software. Product revenue is generally recognized upon transfer of title at shipment, assuming all other revenue recognition criteria are met. Shipping charges billed to customers are included in product revenue and the related shipping costs are included in cost of product revenue. Product revenue on sales to resellers is recorded once we have received persuasive evidence of an end-user and all other revenue recognition criteria have been met. Substantially all of our agreements do not provide for rights of return.

Substantially all of our products have been sold in combination with support services, which consist of software updates and support. Software updates provide customers with rights to unspecified software product upgrades and to maintenance releases and patches released during the term of the support period. Support includes internet access to technical content, telephone and internet access to technical support personnel and hardware support. Revenue for support services is recognized on a straight-line basis over the service contract term, which is typically one year.

We use the residual method to recognize revenue when a product agreement includes one or more elements to be delivered at a future date and vendor specific objective evidence (VSOE) of the fair value of all undelivered elements exists. Through September 30, 2006, in virtually all of our contracts, the only element that remained undelivered at the time of delivery of the product was support and updates. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the contract fee is recognized as product revenue. If evidence of the fair value of one or more undelivered elements does not exist, all revenue is generally deferred and recognized when delivery of those elements occurs or when fair value can be established. When the undelivered element is support, revenue for the entire arrangement is bundled and recognized ratably over the support period. Revenue related to these arrangements is included in ratable product and related support and services revenue in the accompanying condensed consolidated statements of operations. VSOE of fair value for elements of an arrangement is based upon the normal pricing and discounting practices for those services when sold separately, and for support and updates is additionally measured by the renewal rate offered to the customer. Prior to the third quarter of 2005, we had not established VSOE for the fair value of support contracts provided to our reseller class of customers. As such, prior to the third quarter of 2005, we recognized all revenue on transactions sold through resellers ratably over the term of the support contract, typically one year. Beginning in the third quarter of 2005, we determined that we had established VSOE of fair value of support for products sold to resellers, and began recognizing product revenue upon title transfer at shipment, provided the remaining criteria for revenue recognition had been met.

In 2005, we began to distribute our products through OEM partners. We distribute our products through OEM partners by licensing our software for a royalty to OEMs who embed it on their appliance hardware and sell it under their own brand name. Our OEM agreements include certain technology development, training and support obligations. Through March 31, 2006, we had not established VSOE for our future obligations to our OEM partners and all revenue on such agreements had been deferred through March 31, 2006. In the quarter ended June 30, 2006, we satisfied all future obligations to one OEM partner except for support. As such, in the second quarter we began amortizing revenue relating to this OEM arrangement over the remaining support period for each sale made under the arrangement. In the three and nine months ended September 30, 2006 we recognized $790,000 and $1.3 million, respectively, of revenue relating to this arrangement, which is classified as ratable product and related support and services revenue in the accompanying consolidated statements of operations.

Our fees are typically considered to be fixed or determinable at the inception of an arrangement, generally based on specific products and quantities to be delivered. Substantially all of our contracts do not include rights of return or acceptance provisions. To the extent that our agreements contain such terms, we recognize revenue once the acceptance provisions or right of return lapses. Payment terms to customers generally range from net 30 to 60 days. In the event payment terms are provided that differ from our standard business practices, the fees are deemed to not be fixed or determinable and revenue is recognized when the payments become due, provided the remaining criteria for revenue recognition have been met.

We assess the ability to collect from our customers based on a number of factors, including credit worthiness of the customer and past transaction history of the customer. If the customer is not deemed credit worthy, we defer all revenue from the arrangement until payment is received and all other revenue recognition criteria have been met.

Stock-Based Compensation

Prior to January 1, 2006, we accounted for employee stock options using the intrinsic value method in accordance with Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees, or APB 25, and Financial Accounting Standards Board Interpretation, or FIN 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB No. 25 and had adopted the disclosure only provisions of Statement of Financial Accounting Standards, or SFAS, No. 123, Accounting for Stock-Based Compensation (SFAS 123) and SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (SFAS 148) utilizing the minimum value method.

In accordance with APB 25, stock-based compensation expense, which is a non-cash charge, resulted from stock option grants at exercise prices that, for financial reporting purposes, were deemed to be below the estimated fair value of the underlying common stock on the date of grant. During the nine months ended September 30, 2005, we granted options to employees to purchase a total of 4,195,750 shares of common stock at exercise prices ranging from $0.28 to $0.60 per share. In connection with the preparation of our financial statements, we reassessed the estimated fair value of our common stock in light of the expected completion of our IPO. Based upon the reassessment, we determined that the reassessed fair value of the options to purchase 4,195,750 shares of common stock granted in the nine months ended September 30, 2005 ranged from $1.00 to $3.00 per share. As a result of the reassessed fair value of options granted, we recorded deferred stock-based compensation relative to these options of $6.6 million in the nine months ended September 30, 2005, which is being amortized over the service period, which generally corresponds to the vesting period of the applicable options on a straight-line basis. During the three and nine months ended September 30, 2006, we amortized $585,000 and $1.8 million of deferred compensation expense, net of reversals, relative to these options, respectively, and in the three and nine months ended September 30, 2005 we amortized $410,000 and $690,000, respectively.

As of December 31, 2005, we had issued performance based stock option awards to purchase 150,000 shares of our common stock that are subject to variable accounting treatment. We recorded $358,000 and $513,000 of stock-based compensation expense in the three and nine months ended September 30, 2006, respectively, and $24,000 and $41,000 in the three and nine months ended September 30, 2005, respectively, related to these awards.

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment, using the prospective transition method, which requires us to apply the provisions of SFAS 123(R) to new awards granted, and to awards modified, repurchased or cancelled, after the effective date. Under this transition method, stock-based compensation expense recognized beginning January 1, 2006 is based on a combination of the following: (a) the grant-date fair value of stock option awards granted or modified after January 1, 2006; and (b) the balance of deferred stock-based compensation related to stock option awards granted prior to January 1, 2006, which was calculated using the intrinsic value method as previously permitted under APB 25.

Under SFAS 123(R), we estimated the fair value of stock options granted using the Black-Scholes option-pricing formula and a single option award approach. This model utilizes the estimated fair value of common stock and requires that, at the date of grant, we use the expected term of the option, the expected volatility of the price of our common stock, risk free interest rates and expected dividend yield of our common stock. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Options typically vest with respect to 25% of the shares one year after the options’ vesting commencement date and the remainder ratably on a monthly basis over the following three years.

The fair value of options granted was estimated at the date of grant using the following assumptions:

	Three months ended September 30, 2006	Nine months ended September 30, 2006
	(unaudited)	(unaudited)
Employee and Director Stock Options
Expected life in years	4.5	4.5-6.1
Risk-free interest rate	4.6%	4.6%-5.1%
Volatility	65.2%	65.2-80.9%
Weighted average fair value of grants	$4.66-9.35	$3.67-9.35

The expected term represents the period that stock-based awards are expected to be outstanding, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of our stock-based awards. For the nine months ended September 30, 2006, we have elected to use the simplified method of determining the expected term as permitted by SEC Staff Accounting Bulletin 107. The computation of expected volatility for the nine months ended September 30, 2006 is based on the historical volatility of comparable companies from a representative peer group selected based on industry and market capitalization data. As required by SFAS 123(R), management made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest.

For the three and nine months ended September 30, 2006, the total compensation cost related to stock-based awards granted under SFAS 123(R) to employees and directors but not yet recognized was approximately $3.8 million and $17.6 million, respectively, net of estimated forfeitures of $ 0.3 million. This cost will be amortized on a straight-line basis over the vesting period, which is typically 4 years. Amortization in the three and nine months ended September 30, 2006 was $1.1 million and $ 2.0 million, respectively. As a result of adopting SFAS 123(R) on January 1, 2006, our loss before income taxes and net loss for the three and nine months ended September 30, 2006 were $935,000 and $1.6 million higher, respectively, than if we had continued to account for stock-based compensation under APB 25. Basic and diluted loss per share for the three and nine months ended September 30, 2006 were $0.05 and $0.11 higher, respectively, than if we had continued to account for stock-based compensation under APB 25.

In the first quarter of 2006, we accelerated the vesting of 34,375 unvested shares held by one former employee. As a result of the modification, we recognized additional compensation expense of $137,000 in the first quarter of 2006.

We account for stock compensation arrangements with non-employees in accordance with SFAS 123 and Emerging Issues Task Force, or EITF, No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, using a fair value approach. For stock options granted to non-employees, the fair value of the stock options is estimated using a Black-Scholes valuation model. Stock compensation expense associated with non-employees has been immaterial to date.

Inventory Valuation

Inventories consist of hardware and related component parts and are stated at the lower of cost (on a first-in, first-out basis) or market. A large portion of our inventory relates to evaluation units located at customer locations as some of our customers test our equipment prior to purchasing. Inventory that is obsolete or in excess of our forecasted consumption is written down to its estimated realizable value based on historical usage, expected demand and evaluation unit conversion rate and age. Inherent in our estimates of market value in determining inventory valuation are estimates related to economic trends, future demand for our products and technological obsolescence of our products. If future demand or market conditions are less favorable than our projections, additional inventory write-downs could be required and would be reflected in cost of product in the period the revision is made. Inventory write-downs are included in cost of product and amounted to approximately $491,000 and $1.1 million in the three and nine months ended September 30, 2006, respectively, and $120,000 and $479,000 in the three and nine months ended September 30, 2005, respectively.

Allowances for Doubtful Accounts

We make judgments as to our ability to collect outstanding receivables and provide allowances for the applicable portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. For those invoices not specifically reviewed, provisions are provided at differing rates, based upon the age of the receivable. In determining these percentages, we analyze our historical collection experience and current economic trends. If the historical data we use to calculate the allowance for doubtful accounts does not reflect the future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and the future results of operations could be materially affected. The allowance for doubtful accounts was $279,000 and $90,000 at September 30, 2006 and December 31, 2005, respectively.

Results of Operations

Revenue

We derive our revenue from sales of our appliances and product support and services. We began shipping our products in May 2004. In 2004, our customers were primarily located in the United States, and we had limited sales to customers in the United Kingdom. In 2005 and 2006, we expanded our operations in Europe and the Asia Pacific region. We rely significantly, both domestically and internationally, on sales through indirect channels.

Product revenue primarily consists of revenue from sales of our Steelhead appliances and is typically recognized upon shipment. Support and services revenue includes unspecified software license updates and product support. Support revenue is recognized ratably over the contractual period, which is typically one year. Service revenue includes installation and training, which to date has been insignificant, and is recognized as the services are performed. Ratable product and related support and services revenue includes revenue from arrangements in which product and support are bundled and no VSOE for support in the arrangements exists. The total revenue from these arrangements is recognized ratably over the support period, typically one year.

Support and services revenue includes software updates, support and training. Software updates grant customers rights to unspecified software upgrades and maintenance releases issued during the support period. Support includes internet access to technical content, as well as telephone access to technical support personnel. Support and software updates revenue is recognized over the contractual period, which is typically one year. Training services are instructor led courses on the use of our products. Training revenue is recognized as the services are performed and to date has been insignificant.

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2006	2005	2006	2005
Total Revenue	$24,618	$7,087	$56,382	$12,336
Total Revenue by Type:
Product	19,303	5,426	44,169	9,293
Support and services	3,595	510	7,385	1,015
Ratable product and related support and services	1,720	1,151	4,828	2,028
% Revenue by Type:
Product	78%	77%	78%	76%
Support and services	15%	7%	13%	8%
Ratable product and related support and services	7%	16%	9%	16%
Total Revenue by Geography:
Domestic	18,516	6,173	41,150	10,874
International	6,102	914	15,232	1,462
% Revenue by Geography:
Domestic	75%	87%	73%	88%
International	25%	13%	27%	12%
Total Revenue by Sales Channel:
Direct	8,088	2,765	16,611	7,201
Indirect	16,530	4,322	39,771	5,135
% Revenue by Sales Channel:
Direct	33%	39%	29%	58%
Indirect	67%	61%	71%	42%

Quarter Ended September 30, 2006 Compared to the Quarter Ended September 30, 2005: Product revenue increased in the quarter ended September 30, 2006 due primarily to an increase in new customers and additional purchases by existing customers. We believe the market for our products has grown due to increasingly distributed organizations, which increases dependence on timely access to data and applications.

Substantially all of our customers purchase support when they purchase our products. The increase in support and services revenue is a result of increased product and first year support sales combined with the renewal of support contracts by existing customers. As our customer base grows, we expect the proportion of revenue generated from support and services to increase over time.

The increase in ratable product and related support and services revenue in the quarter ended September 30, 2006 was due to the amortization of revenue from our OEM arrangement. Prior to the second quarter of 2006, we had undelivered obligations to this OEM and all revenue relating to this arrangement was deferred. In the quarter ended June 30, 2006, we satisfied all future obligations to this OEM, except for support. As such, in the second quarter we began amortizing revenue relating to this arrangement over the remaining support period for each sale made under the arrangement. In the third quarter of 2006, we recognized $790,000 of ratable revenue relating to this arrangement.

In the quarter ended September 30, 2006, we derived 67% of our revenue from indirect channels compared to 61% in the quarter ended September 30, 2005. This increase in indirect channel revenue is due to the growing market for our products described above and our increased focus on expanding our indirect channel sales. We expect indirect channel revenue to continue to be a significant portion of our revenue.

We generated 25% of our revenue in the quarter ended September 30, 2006 from international locations, compared to 13% in the quarter ended September 30, 2005. We continue to expand into international locations and introduce our products in new markets and expect international revenue to increase in absolute dollars.

In the quarter ended September 30, 2006, we had one customer that represented approximately 13% of revenue. In the quarter ended September 30, 2005, we had one customer that represented approximately 11% of revenue.

Nine Months Ended September 30, 2006 Compared to the Nine Months Ended September 30, 2005:

Product revenue increased in the nine months ended September 30, 2006 due primarily to an increase in new customers and additional purchases by existing customers.

Support and services revenue increased in the quarter ended September 30, 2006 in line with the significant increase in product revenue and the renewal of support contracts for existing customers.

The increase in ratable product and related support and services revenue in the nine months ended September 30, 2006 was due to continued amortization of reseller ratable arrangements prior to establishing VSOE of fair value for support. The increase was also due to the commencement of amortization of revenue relating to one of our OEM arrangements in the second quarter of 2006. In the nine months ended September 30, 2006, we recognized $1.3 million of revenue associated with this arrangement. We expect ratable product and related support and services revenue to decrease in absolute dollars and as a percent of total revenue subsequent to September 30, 2006 as transactions recognized ratably decreased after VSOE of fair value for support was established for reseller arrangements in the third quarter of 2005. We expect to continue to classify royalty revenue from our OEM arrangements as ratable product and related support and services.

In the nine months ended September 30, 2006, we derived 71% of our revenue from indirect channels compared to 42% in the nine months ended September 30, 2005. This increase in indirect channel revenue is primarily due to the growing market for our products described above and our increased focus on expanding our indirect channel sales. To a much lesser extent, the increase is due to our establishing VSOE of fair value for support sold in connection with our reseller transactions commencing in the third quarter of 2005. Prior to the third quarter of 2005, we recognized product revenue on transactions sold through resellers ratably over the life of the agreement, typically twelve months. Once VSOE of fair value for support was established, we began recognizing product revenue upon shipment.

We generated 27% of our revenue in the nine months ended September 30, 2006 from international locations, compared to 12% in the nine months ended September 30, 2005.

Cost of Revenue and Gross Margin

Cost of product revenue consists of the costs of the appliance hardware, manufacturing, shipping and logistics costs and expenses for inventory obsolescence and warranty obligations. Cost of support and service revenue consists of salary and related costs of technical support personnel. Cost of ratable product and related support and services consists of hardware, support and service costs related to transactions recognized ratably.

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2006	2005	2006	2005
Total revenue	$24,618	$7,087	$56,382	$12,336
Cost of product	6,211	1,812	14,576	3,259
Cost of support and services	1,304	306	2,851	732
Cost of ratable product and related support and services	390	474	1,446	983

Gross profit	$16,713	$4,495	$37,509	$7,362
Gross margin	68%	63%	67%	60%

Quarter Ended September 30, 2006 Compared to the Quarter Ended September 30, 2005: The increase in cost of product revenue was due primarily to increased hardware costs associated with increased shipments of our products to customers. Cost of support and services revenue increased as we added more technical support headcount domestically and internationally to support our growing customer base. As of September 30, 2006, we had 28 technical support personnel compared to 8 at September 30, 2005. Cost of ratable product and related support and services decreased as ratable product and support relating to ratable reseller arrangements has decreased. Ratable product and support revenue in 2006 contains revenue from our OEM arrangement and there are minimal costs associated with this arrangement.

Gross margins increased to 68% in the quarter ended September 30, 2006 from 63% in the quarter ended September 30, 2005 due to the large increase in our revenue, which grew at a higher rate than expenses. Additionally, our OEM revenue does not have associated cost of product and as a result contributed 1% of margin in the third quarter of 2006.

Nine Months Ended September 30, 2006 Compared to the Nine Months Ended September 30, 2005: The increase in cost of product revenue was due primarily to increased hardware costs associated with increased shipments of our products to customers. Cost of support and services revenue increased as we added more technical support headcount domestically and abroad to support our growing customer base. Average technical support headcount was 24 employees in the first nine months of 2006 compared to 6 employees in the first nine months of 2005. Cost of ratable product and related support and services increased due to more ratable reseller arrangements being amortized in the first half of 2006 partially offset by a decrease in the third quarter of 2006 as reseller arrangements entered into the third quarter of 2005 were no longer recognized ratably and the one year amortization period for these contracts was complete.

Gross margins increased to 67% in the nine months ended September 30, 2006 from 60% in the nine months ended September 30, 2005 due to the large increase in our revenue, which grew at a higher rate than expenses. Revenue from our OEM arrangement contributed 1% to the margin increase in the nine months ended September 30, 2006 compared to the same period in 2005.

Sales and Marketing Expenses

Sales and marketing expenses primarily include personnel costs, sales commissions, marketing programs and facilities costs.

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2006	2005	2006	2005
Sales and marketing expenses	$12,181	$5,035	$31,768	$12,357
Percent of total revenue	49%	71%	56%	100%

Quarter Ended September 30, 2006 Compared to the Quarter Ended September 30, 2005. The increase in sales and marketing expenses was primarily due to an increase in the number of sales and marketing employees, which grew to 138 employees at September 30, 2006 from 59 employees at September 30, 2005. The increase in employees resulted in higher salary expense, employee-related benefits and fees for recruitment of new employees. Additionally, commission expense increased in the quarter ended September 30, 2006 as compared to the quarter ended September 30, 2005 due to the substantial increase in revenue. Salaries and commissions accounted for $3.9 million, travel and entertainment expenses accounted for $600,000 and marketing activities accounted for $472,000 of the $7.1 million increase in sales and marketing expenses. Stock-based compensation, which was $1.1 million in the quarter ended September 30, 2006 compared to $148,000 in the quarter ended September 30, 2005, accounted for $907,000 of the increase in sales and marketing expenses.

The percentage of sales and marketing expenses incurred internationally increased to 33% in the quarter ended September 30, 2006 from 26% in the quarter ended September 30, 2005.

We plan to continue to make significant investments in sales and marketing by increasing the number of sales personnel worldwide with the intent to add new customers and increase penetration within our existing customer base, expanding our domestic and international sales and marketing activities, building brand awareness and sponsoring additional marketing events. We expect future sales and marketing expenses to continue to increase and continue to be our most significant operating expense. Generally sales personnel are not immediately productive and sales and marketing expenses do not immediately result in revenue. Hiring additional sales personnel reduces short-term operating margins until the sales personnel become productive and generate revenue. Accordingly, the timing of sales personnel hiring and the rate at which they become productive will affect our future performance. If we are successful in achieving our business objectives, we expect that sales and marketing expenses will decrease as a percentage of revenue over time.

Nine Months Ended September 30, 2006 Compared to the Nine Months Ended September 30, 2005: The increase in sales and marketing expenses was primarily due to an increase in the number of sales and marketing employees, as average sales and marketing headcount grew to 124 employees for the nine months ended September 30, 2006 from 47 employees for the nine months ended September 30, 2005. The increase in employees resulted in higher salary expense, employee-related benefits and fees for recruitment of new employees. Additionally, commission expense increased in the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005 due to the substantial increase in revenue. Salaries and commissions accounted for $10.1 million, travel and entertainment expenses accounted for $1.7 million, and marketing related activities accounted for $1.7 million of the $19.4 million increase in sales and marketing expenses. Stock-based compensation, which was $2.2 million in the nine months ended September 30, 2006 compared to $277,000 in the nine months ended September 30, 2005, accounted for $1.9 million of the increase in sales and marketing expenses. The percentage of sales and marketing expenses incurred internationally grew to 33% in the nine months ended September 30, 2006 from 23% in the nine months ended September 30, 2005.

Research and Development Expenses

Research and development expenses primarily consist of personnel costs and facilities costs. We expense research and development expenses as incurred.

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2006	2005	2006	2005
Research and development expenses	$4,930	$2,050	$12,712	$5,348
Percent of total revenue	20%	29%	23%	43%

Quarter Ended September 30, 2006 Compared to the Quarter Ended September 30, 2005: Research and development expenses increased in the quarter ended September 30, 2006 compared to the quarter ended September 30, 2005 due to an increase in personnel and facility related costs as a result of research and development headcount increasing to 108 employees at September 30, 2006 from 55 employees at September 30, 2005. Salaries accounted for $1.4 million of the $2.9 million increase in research and development expenses. Stock-based compensation, which was $551,000 in the quarter ended September 30, 2006 compared to $140,000 in the quarter ended September 30, 2005, accounted for $411,000 of the increase in research and development expenses. In addition, depreciation and related expenses increased as a result of additional information technology assets purchased.

Nine Months Ended September 30, 2006 Compared to the Nine Months Ended September 30, 2005: Research and development expenses increased in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 due to an increase in personnel and facility related costs as a result of average research and development headcount increasing to 96 during the nine months ended September 30, 2006 from 45 employees during the nine months ended September 30, 2005. Salaries accounted for $3.8 million of the $7.4 million increase in research and development expenses. Stock-based compensation, which was $1.2 million in the nine months ended September 30, 2006 compared to $226,000 in the nine months ended September 30, 2005, accounted for $952,000 of the increase in research and development expenses. In addition, depreciation and related expenses increased as a result of additional information technology assets purchased in the second half of 2005.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation and related costs for personnel and facilities related to our executive, finance, human resources, information technology and legal organizations, and fees for professional services. Professional services include outside legal, audit and information technology consulting costs.

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2006	2005	2006	2005
General and administrative expenses	$2,347	$955	$6,014	$2,093
Percent of total revenue	10%	13%	11%	17%

Quarter Ended September 30, 2006 Compared to the Quarter Ended September 30, 2005: The increase in general and administrative expenses in the quarter ended September 30, 2006 compared to the quarter ended September 30, 2005 is due to an increase in personnel costs, primarily as a result of a headcount increase to 29 employees at September 30, 2006 from 10 employees at September 30, 2005, and an increase in professional services fees. Salaries accounted for $524,000 and professional service fees accounted for $374,000 of the $1.4 million increase in general and administrative expenses. The additional personnel and professional services fees are primarily the result of our ongoing efforts to build the legal, finance, human resources, recruiting and information technology functions required of a public company. Stock-based compensation, which was $381,000 in the quarter ended September 30, 2006 compared to $132,000 in the quarter ended September 30, 2005, accounted for $249,000 of the increase in general and administrative expenses. We expect to incur significant additional expenses as a result of operating as a public company, including costs to comply with the Sarbanes-Oxley Act and the rules and regulations applicable to companies listed on the Nasdaq Stock Market’s Global Market.

Nine Months Ended September 30, 2006 Compared to the Nine Months Ended September 30, 2005: The increase in general and administrative expenses for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 is due to an increase in personnel costs, primarily as a result of average headcount increasing to 24 employees during the nine months ended September 30, 2006 from 8 employees during the nine months ended September 30, 2005, and an increase in professional services fees. Salaries accounted for $1.3 million and professional service fees accounted for $874,000 of the $3.9 million increase in general and administrative expenses. The additional personnel and professional services fees are primarily the result of our on-going efforts to build the legal, finance, human resources, recruiting and information technology functions required of a public company. Stock-based compensation, which was $867,000 in the nine months ended September 30, 2006 compared to $207,000 in the nine months ended September 30, 2005, accounted for $660,000 of the increase in general and administrative expenses.

Other Income (Expense), Net

Other income (expense), net consists primarily of interest income, interest expense, warrant expense and foreign currency exchange gains (losses).

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2006	2005	2006	2005
Interest income	$275	$113	$701	$355
Interest expense	(63)	(53)	(207)	(157)
Other	(487)	(116)	(788)	(161)

Total other income (expense), net	$(275)	$(56)	$(294)	$37

Quarter Ended September 30, 2006 Compared to the Quarter Ended September 30, 2005: Other income (expense), net decreased in the nine months ended September 30, 2006 due primarily to a $429,000 charge we recognized in accordance with FASB Staff Position 150-5, Issuer’s Accounting under FASB Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares That Are Redeemable, which required us to classify our preferred stock warrants as liabilities and record them at fair value. Subsequent to our IPO, we are no longer required to record the warrants to fair value. Interest expense increased due to an increase in the weighted average interest rate to 13.1% in the quarter ended September 30, 2006 as compared to 11.1% in the quarter ended September 30, 2005. These decreases to other income (expense), net were partially offset by increased interest income as a result of higher cash balances. In February 2006, we received net proceeds of $19.9 million from the issuance of 3,738,318 shares of Series D convertible preferred stock. In September 2006, we received IPO proceeds net of expenses of $87.4 million. We expect that interest income from cash will increase in the quarter ending December 31, 2006 and beyond compared to the quarter ended September 30, 2006 as a result of the net proceeds received in our IPO. We expect that interest expense will decline in the quarter ending December 31, 2006 compared to the quarter ended September 30, 2006 as a result of settling our outstanding debt obligations in October 2006.

Nine Months Ended September 30, 2006 Compared to the Nine Months Ended September 30, 2005: Other income (expense), net decreased in the nine months ended September 30, 2006 due primarily to a $644,000 charge we recognized to record our preferred stock warrants at fair value. Interest expense increased due to an increase in the weighted average interest rate to 12.6% in the nine months ended September 30, 2006 as compared to 10.6% in the nine months ended September 30, 2005. These decreases to other income (expense), net were partially offset by increased interest income due to higher cash balances.

Liquidity and Capital Resources

(in thousands)	As of September 30, 2006	As of December 31, 2005
Working capital	$102,490	$6,411
Cash and cash equivalents	108,260	10,410

	Nine months ended September 30,
(in thousands)	2006	2005
Cash (used in) operating activities	$(3,635)	$(9,974)
Cash (used in) investing activities	(5,090)	(1,673)
Cash provided by financing activities	106,556	1,837

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments in time deposits held at major banks, commercial paper, United States government agency discount notes, money market mutual funds and other money market securities with maturities at date of purchase of 90 days or less.

Prior to our IPO in September 2006, we funded our operations primarily through private sales of our convertible preferred stock and collections from our customers and to a lesser extent, borrowings under a credit facility. In February 2006, we completed the sale of our Series D convertible preferred stock with aggregate net proceeds of $19.9 million. In September 2006, we completed our IPO which provided us with aggregate net proceeds of $87.4 million.

On June 7, 2004, we entered into a loan and security agreement with a financial institution for a $2.5 million credit facility, and we borrowed $1.4 million and $1.1 million in 2004 and 2005, respectively. We made principal payments of $938,000 in the first nine months of 2006 and repaid the remaining balance on our loan on October 2, 2006.

Pursuant to certain lease agreements and as security for our merchant services agreement, we are required to maintain cash reserves, classified as restricted cash. Restricted cash totaled approximately $1.6 million and $207,000 at September 30, 2006 and December 31, 2005, respectively.

Since the fourth quarter of 2004, we have expanded our operations internationally. Our sales contracts are denominated in United States dollars and as such, the increase in our revenue derived from international customers has not affected our cash flows from operations. As we fund our international operations, our cash and cash equivalents are affected by changes in exchange rates. To date, the foreign currency effect on our cash and cash equivalents has been immaterial.

Cash Flows from Operating Activities

Until the third quarter of 2006, we had experienced net negative cash flows from operations as we continued to expand our business and build our infrastructure domestically and internationally. We had positive cash flows from operations in the quarter ending September 30, 2006. Our cash flows from operating activities will continue to be affected principally by the extent to which we spend on increasing personnel in order to grow our business. The timing of hiring sales personnel in particular affects cash flows as there is a lag between the hiring of sales personnel and the generation of revenue and cash flows from sales personnel. To a lesser extent, the start-up costs associated with international expansion have also negatively affected our cash flows from operations. Our largest source of operating cash flows is cash collections from our customers. Our primary uses of cash from operating activities are for personnel related expenditures, cost of product, rent payments and technology costs.

Cash used in operating activities decreased in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 due to increases in revenue, customer cash collections and overall working capital. This decrease was offset by increased cash used for increased spending on personnel, and increased inventory purchases to support our higher sales volume.

Cash Flows from Investing Activities

Cash flows from investing activities primarily relate to capital expenditures to support our growth.

Cash used in investing activities increased in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 due to increased capital expenditures and restricted cash. Capital expenditures in the nine months ended September 30, 2006 primarily related to leasehold improvements for newly leased space for our headquarters, increased research and development lab equipment expenditures, increased computer equipment for new employees and increased software for internal use as we begin the implementation of new systems.

Cash Flows from Financing Activities

Prior to September 2006, we financed our operations primarily through private sales of convertible preferred stock totaling $56.3 million and collections from customers and to a lesser extent borrowing under our credit facility. In February 2006, we sold 3,738,318 shares of our Series D convertible preferred stock for net proceeds of $19.9 million. In September 2006, we completed our IPO and received net proceeds of $87.4 million.

On June 7, 2004, we entered into a loan and security agreement with a financial institution for a $2.5 million credit facility, and we borrowed $1.4 million and $1.1 million in 2004 and 2005, respectively. We made principal payments of $938,000 in the first nine months of 2006 and repaid the remaining balance on our loan on October 2, 2006.

We believe that the net proceeds from operations, together with our cash balance at September 30, 2006, will be sufficient to fund our projected operating requirements for at least the next 12 months. We may need to raise additional capital or incur additional indebtedness to continue to fund our operations in the future. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of expansion into new territories, the timing of introductions of new products and enhancements to existing products, and the continuing market acceptance of our products. Although we currently are not a party to any agreement or letter of intent with respect to potential investments in, or acquisitions of, complementary businesses, services or technologies, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Contractual Obligations

The following is a summary of our contractual obligations as of September 30, 2006:

(in thousands)	Total	Remaining three months of 2006	2007	2008	2009	2010 and beyond
Balance Sheet Contractual Obligations
Principal payments on credit facility (1)	$1,563	$313	$1,250	$—	$—	$—

Other Contractual Obligations
Interest payments on credit facility (2)	125	44	81	—	—	—
Operating leases (3)	8,595	414	2,414	2,447	2,054	1,266
Other	83	12	50	21

Total contractual obligations	$10,366	$783	$3,795	$2,468	$2,054	$1,266

(1)	We settled all obligations under this loan and security agreement on October 2, 2006. Principal payments were made in the amount of $1.5 million, after taking into effect the standard monthly payment made on October 1, 2006.

(2)	Represents estimated interest payments on our debt using an effective interest rate of 12% as of September 30, 2006. The credit facility was settled in full on October 2, 2006.

(3)	On September 26, 2006, we entered into an Agreement of Sublease (the “Sublease”) for new corporate headquarters. The term of the sublease is from February 1, 2007 to August 30, 2010. The aggregate minimum lease commitment is $5.1 million and is reflected in the table above.

Off-Balance Sheet Arrangements

At December 31, 2005 and September 30, 2006, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold of more-likely-than-not to be sustained upon examination. Measurement of the tax uncertainty occurs if the recognition threshold has been met. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 will be effective for fiscal years beginning after December 15, 2006. We are currently evaluating what impact, if any, the adoption of FIN 48 will have on its financial position and results of operations.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Risk

Our sales contracts are denominated in United States dollars and therefore our revenue is not subject to foreign currency risk. Our operating expenses and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British pound, Euro and Singapore dollar. To date, we have not entered into any hedging contracts since exchange rate fluctuations have had little impact on our operating results and cash flows.

Interest Rate Sensitivity

We had unrestricted cash and cash equivalents totaling $108.3 million and $10.4 million at September 30, 2006 and December 31, 2005, respectively. These amounts were invested primarily in money market funds. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income. If overall interest rates fell by 10% in the nine months ended September 30, 2006, our interest income would have declined approximately $69,000, assuming consistent investment levels.

At September 30, 2006 and December 31, 2005, we had $1.6 million and $2.5 million, respectively, of debt outstanding. Our debt interest rate is variable and adjusts monthly based on the prime rate. If overall interest rates increased by 10% in the nine months ended September 30, 2006, our interest expense would have increased approximately $19,000 assuming consistent borrowing levels.

Item 4.	Controls and Procedures

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2006, the end of the period covered by this report on Form 10-Q. This evaluation (the “controls evaluation”) was done under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).

Disclosure controls and procedures means controls and other procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act, such as this report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed such that information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Based upon the controls evaluation, our CEO and CFO have concluded that as of September 30, 2006, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC and to ensure that material information relating to the Company and our consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.

No change in our internal control over financial reporting occurred during the three months ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Internal control over financial reporting means a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are subject to various claims, complaints and legal actions in the normal course of business from time to time. We do not believe we are party to any currently pending litigation the outcome of which will have a material adverse effect on our operations or financial position.

Item 1A.	Risk Factors

Set forth below and elsewhere in this quarterly report on Form 10-Q, and in other documents we file with the SEC, are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this quarterly report on Form 10-Q. Because of the following factors, as well as other variables affecting our operating results, past financial performance should not be considered as a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods.

Risks Related to Our Business and Industry

We compete in new and rapidly evolving markets and have a limited operating history, which make it difficult to predict our future operating results.

We were incorporated in May 2002 and shipped our first Steelhead appliance in May 2004. We have a limited operating history and offer a single line of products in an industry characterized by rapid technological change. It is very difficult to forecast our future operating results. You should consider and evaluate our prospects in light of the risks and uncertainty frequently encountered by early stage companies in rapidly evolving markets characterized by rapid technological change, changing customer needs, evolving industry standards and frequent introductions of new products and services. As we encounter rapidly changing customer requirements and increasing competitive pressures, we likely will be required to reposition our product and service offerings and introduce new products and services. We may not be successful in doing so in a timely and appropriately responsive manner, or at all. Furthermore, because we compete in an early stage market, many of our target customers have not purchased products similar to ours and might not have a specific budget for the purchase of our products and services. All of these factors make it difficult to predict our future operating results.

Our operating results may fluctuate significantly, which makes our future results difficult to predict and could cause our operating results to fall below expectations or our guidance.

Our operating results may fluctuate due to a variety of factors, many of which are outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful. You should not rely on our past results as an indication of our future performance. In addition, a significant portion of our quarterly sales typically occurs during the last month of the quarter, which we believe reflects customer buying patterns of products similar to ours and other products in the technology industry generally. As a result, our quarterly operating results are difficult to predict even in the near term. If our revenue or operating results fall below the expectations of investors or securities analysts or below any guidance we may provide to the market, the price of our common stock would likely decline substantially.

In addition to other risk factors listed in this “Risk Factors” section, factors that may affect our operating results include:

•	fluctuations in demand, including due to seasonality, for our products and services;

•	fluctuations in sales cycles and prices for our products and services;

•	reductions in customers’ budgets for information technology purchases and delays in their purchasing cycles;

•	the timing of recognizing revenue in any given quarter as a result of software revenue recognition rules;

•	lower revenue caused by any displacement of our planned direct or other channel appliance sales by sales instead made by our OEM licensees;

•	the sale of our products in the timeframes we anticipate, including the number and size of orders in each quarter;

•	our ability to develop, introduce and ship in a timely manner new products and product enhancements that meet customer requirements;

•	the timing of product releases or upgrades by us or by our competitors;

•	any significant changes in the competitive dynamics of our markets, including new entrants or substantial discounting of products;

•	our ability to control costs, including our operating expenses and the costs of the components we purchase;

•	volatility in our stock price, which may lead to higher stock compensation expenses pursuant to Statement of Financial Accounting Standards No. 123(R); and

•	general economic conditions in our domestic and international markets.

We have a history of losses and we may not achieve profitability in the future.

We have not yet achieved profitability. We experienced a net loss for the nine months ended September 30, 2006. As of September 30, 2006, our accumulated deficit was $44.9 million. We expect to continue to incur GAAP losses, and we may not become profitable for the foreseeable future, if ever. We expect to make significant expenditures related to the development of our business, including expenditures to hire additional personnel relating to sales and marketing and technology development. In addition, as a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. We would have to generate and sustain significantly increased revenue to achieve profitability. Our revenue growth trends in prior periods are not likely to be sustainable, and we may not achieve sufficient revenue to achieve or maintain profitability. We may incur significant losses in the future for a number of reasons, including those discussed in other risk factors and factors that we cannot foresee.

We face intense competition that could reduce our revenue and adversely affect our financial results.

The market for our products is highly competitive and we expect competition to intensify in the future. Other companies may introduce new products in the same markets we serve or intend to enter. This competition could result in increased pricing pressure, reduced profit margins, increased sales and marketing expenses and failure to increase, or the loss of, market share, any of which would likely seriously harm our business, operating results or financial condition.

Competitive products may in the future have better performance, lower prices and broader acceptance than our products. Many of our current or potential competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, sales, marketing and other resources than we do. Potential customers may prefer to purchase from their existing suppliers rather than a new supplier regardless of product performance or features. Currently, we face competition from a number of established companies, including Cisco Systems (which acquired Actona Technologies), Juniper Networks (which acquired Peribit Networks), F5 Networks (which acquired Swan Labs), Packeteer (which acquired Tacit Networks)

and Citrix Systems (which acquired Orbital Data). We also face competition from a large number of smaller private companies and new market entrants.

We expect increased competition from other established and emerging companies if our market continues to develop and expand. For example, third parties currently selling our products could market products and services that compete with our products and services. In addition, some of our competitors have made acquisitions or entered into partnerships or other strategic relationships with one another to offer a more comprehensive solution than they individually had offered. We expect this trend to continue as companies attempt to strengthen or maintain their market positions in an evolving industry and as companies enter into partnerships or are acquired. Many of the companies driving this consolidation trend have significantly greater financial, technical and other resources than we do and are better positioned to acquire and offer complementary products and technologies. The companies resulting from these possible consolidations may create more compelling product offerings and be able to offer greater pricing flexibility, making it more difficult for us to compete effectively, including on the basis of price, sales and marketing programs, technology or product functionality. Continued industry consolidation may adversely impact customers’ perceptions of the viability of smaller and even medium-sized technology companies and consequently customers’ willingness to purchase from such companies. These pressures could materially adversely affect our business, operating results and financial condition.

We also face competitive pressures from other sources. For example, Microsoft has announced its intention to improve the performance of its software for remote office users. Our products are designed to improve the performance of many applications, including applications that are based on Microsoft protocols. Accordingly, improvements to Microsoft application protocols may reduce the need for our products, adversely affecting our business, operating results and financial condition. Improvement in other application protocols or in the Transmission Control Protocol (TCP), the underlying transport protocol for most WAN traffic, could have a similar effect. In addition, we market our products, in significant part, on the anticipated cost savings to be realized by organizations if they are able to avoid the purchase of costly IT infrastructure at remote sites by purchasing our products. To the extent other companies are able to reduce the costs associated with purchasing and maintaining servers, storage or applications to be operated at remote sites, our business, operating results and financial condition could be adversely affected.

We rely on value-added resellers, original equipment manufacturers and other distribution partners to sell our products, and disruptions to, or our failure to develop and manage, our distribution channels and the processes and procedures that support them effectively could adversely affect our business.

Our future success is highly dependent upon establishing and maintaining successful relationships with a variety of value-added resellers, original equipment manufacturers and other distribution partners. A significant amount of our revenue is derived through indirect channel sales, and we expect indirect channel sales to continue to increase as a percentage of our total revenue. Accordingly, our revenue depends in large part on the effective performance of these channel partners. One of our OEM partners, McDATA Corporation, recently announced its intention to be acquired by Brocade Communications Systems. It is not certain how our partnership with McDATA will be affected, if at all, by the closing of the acquisition. By relying on VARs, OEMs and other indirect channels, we may have little or no contact with the ultimate users of our products, thereby making it more difficult for us to establish brand awareness, ensure sell-through of our products necessary for us to recognize revenue, ensure proper delivery and installation of our products, service ongoing customer requirements and respond to evolving customer needs.

Recruiting and retaining qualified channel partners and training them in our technology and product offerings requires significant time and resources. In order to develop and expand our distribution channel, we must continue to scale and improve our processes and procedures that support our channel, including investment in systems and training, and those processes and procedures may become increasingly complex and difficult to manage. We have no long-term contracts or minimum purchase commitments with any of our OEMs, value-added resellers or distributors, and our contracts with these channel partners do not prohibit them from offering products or services that compete with ours. Our competitors may be effective in providing incentives to existing and potential channel partners to favor their products or to prevent or reduce sales of our products. Our channel partners may choose not to offer our products exclusively or at all. Our failure to establish and maintain successful relationships with channel partners would likely materially adversely affect our business, operating results and financial condition.

If functionality similar to that offered by our products is incorporated into existing network infrastructure products, organizations may decide against adding our appliances to their network, which would have an adverse effect on our business.

Other providers of network infrastructure products are offering or announcing functionality aimed at addressing the problems addressed by our products. For example, Cisco Systems has communicated its intent to incorporate WAN optimization functionality into certain of its router products. The inclusion of, or the announcement of intent to include, functionality perceived to be similar to that offered by our products in products that are already generally accepted as necessary components of network architecture may have an adverse effect on our ability to market and sell our products. Furthermore, even if the functionality offered by other network infrastructure providers is more limited than our products, a significant number of customers may elect to accept such limited functionality in lieu of adding additional appliances from an additional vendor. Many organizations have invested substantial personnel and financial resources to design and operate their networks and have established deep relationships with other providers of network infrastructure products, which may make them reluctant to add new components to their networks, particularly from new vendors. In addition, an organization’s existing vendors or new vendors with a broad product offering may be able to offer concessions that we are not able to match because we currently offer only a single line of products and have fewer resources than many of our competitors. If organizations are reluctant to add additional network infrastructure from new vendors or otherwise decide to work with their existing vendors, our business, operating results and financial condition will be adversely affected.

If we are unable to protect our intellectual property rights, our competitive position could be harmed or we could be required to incur significant expenses to enforce our rights.

We depend on our ability to protect our proprietary technology. We rely on trade secret, patent, copyright and trademark laws and confidentiality agreements with employees and third parties, all of which offer only limited protection. Despite our efforts, the steps we have taken to protect our proprietary rights may not be adequate to preclude misappropriation of our proprietary information or infringement of our intellectual property rights, and our ability to police such misappropriation or infringement is uncertain, particularly in countries outside of the United States. Further, with respect to patent rights, we do not know whether any of our pending patent applications will result in the issuance of patents or whether the examination process will require us to narrow our claims, and even if patents are issued, they may be contested, circumvented or invalidated over the course of our business. Moreover, the rights granted under any issued patents may not provide us with proprietary protection or competitive advantages, and, as with any technology, competitors may be able to develop similar or superior technologies to our own now or in the future. Protecting against the unauthorized use of our products, trademarks and other proprietary rights is expensive, difficult and, in some cases, impossible. Litigation may be necessary in the future to enforce or defend our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of management resources, either of which could harm our business, operating results and financial condition. Furthermore, many of our current and potential competitors have the ability to dedicate substantially greater resources to enforce their intellectual property rights than we do. Accordingly, despite our efforts, we may not be able to prevent third parties from infringing upon or misappropriating our intellectual property.

Claims by others that we infringe their proprietary technology could harm our business.

Third parties could claim that our products or technology infringe their proprietary rights. We expect that infringement claims may increase as the number of products and competitors in our market increases and overlaps occur. In addition, to the extent that we gain greater visibility and market exposure as a public company, we face a higher risk of being the subject of intellectual property infringement claims. Any claim of infringement by a third party, even those without merit, could cause us to incur substantial costs defending against the claim, and could distract our management from our business. Furthermore, a party making such a claim, if successful, could secure a judgment that requires us to pay substantial damages. A judgment could also include an injunction or other court order that could prevent us from offering our products. In addition, we might be required to seek a license for the use of such intellectual property, which may not be available on commercially reasonable terms or at all. Alternatively, we may be required to develop non-infringing technology, which could require significant effort and expense and may ultimately not be successful. Any of these events could seriously harm our business, operating results and financial condition. Third parties may also assert infringement claims against our customers and channel partners. Any of these claims would require us to initiate or defend potentially protracted and costly litigation on their behalf, regardless of the merits of these claims, because we generally indemnify our customers and channel partners from claims of infringement of proprietary rights of third parties. If any of these claims succeed, we may be forced to pay damages on behalf of our customers or channel partners, which could have a material adverse effect on our business, operating results and financial condition.

Our sales cycles can be long and unpredictable, and our sales efforts require considerable time and expense. As a result, our sales are difficult to predict and may vary substantially from quarter to quarter, which may cause our operating results to fluctuate significantly.

The timing of our revenue is difficult to predict. Our sales efforts involve educating our customers about the use and benefit of our products, including their technical capabilities and potential cost savings to an organization. Customers typically undertake a significant evaluation process that has in the past resulted in a lengthy sales cycle, in some cases over twelve months. We spend substantial time, effort and money in our sales efforts without any assurance that our efforts will produce any sales. In addition, product purchases are frequently subject to budget constraints, multiple approvals, and unplanned administrative, processing and other delays. If sales expected from a specific customer for a particular quarter are not realized in that quarter or at all, our business, operating results and financial condition could be materially adversely affected.

We are susceptible to shortages or price fluctuations in our supply chain. Any shortages or price fluctuations in components used in our products could delay shipment of our products, which could materially adversely affect our business.

Shortages in components that we use in our products are possible and our ability to predict the availability of such components may be limited. Some of these components are available only from single or limited sources of supply. For example, our Steelhead appliances depend on network bypass cards to provide a fail-to-wire capability. These bypass cards use high speed relays available only from a single vendor. Significant time and effort would be required to locate a new vendor for this component, if available at all. In addition, our ability to timely deliver products to our customers would be materially adversely impacted if we needed to qualify replacements for the systems, motherboards, chassis and storage adapters used in our Steelhead appliances. We would be similarly affected by shortages in the availability, or the complete unavailability, of the central processing units, bypass cards, disks, fans and power supplies that we use in our appliances. Specifically, the unavailability of any of these components would prevent us from shipping products because each of these components is necessary to the proper functioning of our appliances. In addition, the lead times associated with certain components are lengthy and preclude rapid changes in quantity requirements and delivery schedules.

Any growth in our business or the economy is likely to create greater pressures on us and our suppliers to project overall component demand accurately and to establish optimal component inventory levels. In addition, increased demand by third parties for the components we use in our products may lead to decreased availability and higher prices for those components. We carry very little inventory of our products and product components, and we rely on our suppliers to deliver necessary components to our contract manufacturers in a timely manner based on forecasts we provide. We rely on purchase orders rather than long-term contracts with our suppliers. As a result, even if available, we may not be able to secure sufficient components at reasonable prices or of acceptable quality to build products in a timely manner, which would seriously impact our ability to deliver products to our customers, and our business, operating results and financial condition would be adversely affected.

If we fail to predict accurately our manufacturing requirements, we could incur additional costs or experience manufacturing delays which would harm our business. We are dependent on contract manufacturers with whom we do not have long-term supply contracts, and changes to those relationships, expected or unexpected, may result in delays or disruptions that could harm our business.

We depend on independent contract manufacturers who use standard components to manufacture and assemble our products. We rely on purchase orders with all of our contract manufacturers and do not have long-term supply arrangements with any of them. As a result, our contract manufacturers are not obligated to supply products to us for any specific period, in any specific quantity or at any specific price. Our orders may represent a relatively small percentage of the overall orders received by our contract manufacturers from their customers. As a result, fulfilling our orders may not be considered a priority by one or more of our contract manufacturers in the event the contract manufacturer is constrained in its ability to fulfill all of its customer obligations in a timely manner. We provide demand forecasts to our contract manufacturers. If we overestimate our requirements, the contract manufacturers may assess charges or we may have liabilities for excess inventory, each of which could negatively affect our gross margins. Conversely, because lead times for required materials and components vary significantly and depend on factors such as the specific supplier, contract terms and the demand for each component at a given time, if we underestimate our requirements, the contract manufacturers may have inadequate materials and components required to produce our products, which could interrupt manufacturing of our products and result in delays in shipments and deferral or loss of revenue.

Although the contract manufacturing services required to manufacture and assemble our products may be readily available from a number of established manufacturers, it is time consuming and costly to qualify and implement contract manufacturer relationships. Therefore, if one or more of our contract manufacturers suffers an interruption in its business, or experiences delays, disruptions or quality control problems in its manufacturing operations, or we have to change or add additional contract manufacturers, our ability to ship products to our customers would be delayed and our business, operating results and financial condition would be adversely affected.

If we lose key personnel or are unable to attract and retain personnel on a cost-effective basis, our business would be harmed.

Our success is substantially dependent upon the performance of our senior management and key technical and sales personnel. Our management and employees can terminate their employment at any time, and the loss of the services of one or more of our executive officers or other key employees could harm our business. Our success also is substantially dependent upon our ability to attract additional personnel for all areas of our organization, particularly in our sales, research and development and customer service departments. Competition for qualified personnel is intense, and we may not be successful in attracting and retaining such personnel on a timely basis, on competitive terms, or at all. If we are unable to attract and retain the necessary technical, sales and other personnel on a cost-effective basis, our business, operating results and financial condition would be adversely affected.

We may not generate positive returns on our research and development investments.

Developing our products is expensive, and the investment in product development may involve a long payback cycle. In the three and nine months ended September 30, 2006, our research and development expenses were $4.9 million, or approximately 20% of our total revenue, and $12.7 million, or approximately 23% of our total revenue, respectively. Our future plans include significant investments in research and development and related product opportunities. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. These investments may take several years to generate positive returns, if ever.

Our ability to sell our products is highly dependent on the quality of our support and services offerings, and our failure to offer high quality support and services would have a material adverse effect on our sales and results of operations.

Once our products are deployed within our customers’ networks, our customers depend on our support organization to resolve any issues relating to our products. A high level of support is critical for the successful marketing and sale of our products. If we or our channel partners do not effectively assist our customers in deploying our products, succeed in helping our customers quickly resolve post-deployment issues, and provide effective ongoing support, it would adversely affect our ability to sell our products to existing customers and could harm our reputation with potential customers. In addition, as we expand our operations internationally, our support organization will face additional challenges including those associated with delivering support, training and documentation in languages other than English. As a result, our failure to maintain high quality support and services would have a material adverse effect on our business, operating results and financial condition.

If we fail to manage future growth effectively, our business would be harmed.

We have expanded our operations significantly since inception and anticipate that further significant expansion will be required. This future growth, if it occurs, will place significant demands on our management, infrastructure and other resources. To manage any future growth, we will need to hire, integrate and retain highly skilled and motivated employees. We will also need to continue to improve our financial and management controls, reporting systems and procedures. We are currently implementing a new enterprise resource planning software system that will replace a substantial majority of our finance, sales and inventory management systems. We may encounter delays or difficulties in implementing the new enterprise resource planning system. If we do not effectively manage our growth, our business, operating results and financial condition would be adversely affected.

If we do not successfully anticipate market needs and develop products and product enhancements that meet those needs, or if those products do not gain market acceptance, our business and financial results will be adversely affected.

We may not be able to anticipate future market needs or be able to develop new products or product enhancements to meet such needs. For example, our failure to address additional application-specific protocols, particularly if our competitors are able to provide such functionality, could adversely affect our business. In addition, any new products or product enhancements that we introduce may not achieve any significant degree of market acceptance or be accepted into our sales channel by our channel partners, which would adversely affect our business, operating results and financial condition.

Organizations are increasingly concerned with the security of their data, and to the extent they elect to encrypt data being transmitted from the point of the end-user, rather than only across the WAN, our products will become less effective.

Our products are designed to remove the redundancy associated with repeated data requests over a WAN, either through a private network or a virtual private network (VPN). The ability of our products to reduce such redundancy depends on our products’ ability to recognize the data being requested. Our products currently do not detect repeated data patterns if the data is encrypted as it passes through our Steelhead appliances. Since most organizations currently encrypt most of their data transmissions only between sites and not on the LAN, the data is not encrypted when it passes through our appliances. If more organizations elect to encrypt their data transmissions from the end-user to the server, our products will offer little performance improvement unless we have been successful in incorporating additional functionality into our appliances that address those encrypted transmissions. Our failure to provide such additional functionality could adversely affect our business, operating results and financial condition.

Adverse economic conditions or reduced information technology spending may adversely impact our business.

Our business depends on the overall demand for information technology, and in particular for Wide-area Data Services, and on the economic health of our current and prospective customers. The market we serve is emerging and the purchase of our products involves material changes to established purchasing patterns and policies. In addition, the purchase of our products is often discretionary and may involve a significant commitment of capital and other resources. Weak economic conditions, or a reduction in information technology spending even if economic conditions improve, would likely adversely impact our business, operating results and financial condition in a number of ways, including longer sales cycles, lower prices for our products and services and reduced unit sales.

If our products do not interoperate with our customers’ networks, installations will be delayed or cancelled, which would harm our business.

Our products must interoperate with our customers’ existing networks, which often have different specifications, utilize multiple protocol standards and products from multiple vendors, and contain multiple generations of products that have been added over time. If we find errors in the existing software or defects in the hardware used in our customers’ networks or problematic network configurations or settings, as we have in the past, we may have to modify our software or hardware so that our products will interoperate with our customers’ networks. This could cause longer installation times for our products and could cause order cancellations, either of which would adversely affect our business, operating results and financial condition.

Our products are highly technical and may contain undetected software or hardware errors, which could cause harm to our reputation and adversely affect our business.

Our products are highly technical and complex and, when deployed, are critical to the operation of many networks. Our products have contained and may contain undetected errors, defects or security vulnerabilities. Some errors in our products may only be discovered after a product has been installed and used by customers. Any errors, defects or security vulnerabilities discovered in our products after commercial release could result in loss of revenue or delay in revenue recognition, loss of customers and increased service and warranty cost, any of which could adversely affect our business, operating results and financial condition. In addition, we could face claims for product liability, tort or breach of warranty, including claims relating to changes to our products made by our channel partners. Our contracts with customers contain provisions relating to warranty disclaimers and liability limitations, which may not be upheld. Defending a lawsuit, regardless of its merit, is costly and may divert management’s attention and adversely affect the market’s perception of us and our products. In addition, if our business liability insurance coverage proves inadequate or future coverage is unavailable on acceptable terms or at all, our business, operating results and financial condition could be adversely impacted.

We may engage in future acquisitions that could disrupt our business, cause dilution to our stockholders and harm our business, operating results and financial condition.

In the future we may acquire other businesses, products or technologies. We have not made any acquisitions to date. Our ability as an organization to make acquisitions is unproven. We may not be able to find suitable acquisition candidates and we may not be able to complete acquisitions on favorable terms, if at all. If we do complete acquisitions, we may not ultimately strengthen our competitive position or achieve our goals, or may be viewed negatively by customers, financial markets or investors. In addition, any acquisitions that we make could lead to difficulties in integrating personnel and operations from the acquired businesses and in retaining and motivating key personnel from these businesses. Acquisitions may disrupt our ongoing operations, divert management from day-to-day responsibilities, increase our expenses and adversely impact our business, operating results and financial condition. Future acquisitions may reduce our cash available for operations and other uses and could result in an increase in amortization expense related to identifiable assets acquired, potentially dilutive issuances of equity securities or the incurrence of debt, which could harm our business, operating results and financial condition.

Our international sales and operations subject us to additional risks that may adversely affect our operating results.

In the first nine months of 2005, we derived approximately 12% of our revenue from customers outside the United States. This number increased to approximately 27% in the nine months ended September 30, 2006. We have sales and technical support personnel in numerous countries worldwide. We expect to continue to add personnel in additional countries. Our international operations subject us to a variety of risks, including:

•	the difficulty of managing and staffing international offices and the increased travel, infrastructure and legal compliance costs associated with multiple international locations;

•	difficulties in enforcing contracts and collecting accounts receivable, and longer payment cycles, especially in emerging markets;

•	tariffs and trade barriers and other regulatory or contractual limitations on our ability to sell or develop our products in certain foreign markets;

•	increased exposure to foreign currency exchange rate risk; and

•	reduced protection for intellectual property rights in some countries.

International customers may also require that we localize our products. The product development costs for localizing the user interface of our products, both graphical and textual, could be a material expense to us if the software requires extensive modifications. To date, such changes have not been extensive and the costs have not been material.

As we continue to expand our business globally, our success will depend, in large part, on our ability to anticipate and effectively manage these and other risks associated with our international operations. Our failure to manage any of these risks successfully could harm our international operations and reduce our international sales, adversely affecting our business, operating results and financial condition.

Our use of open source and third-party software could impose limitations on our ability to commercialize our products.

We incorporate open source software into our products. Although we monitor our use of open source closely, the terms of many open source licenses have not been interpreted by United States courts, and there is a risk that such licenses could be construed in a manner that could impose unanticipated conditions or restrictions on our ability to commercialize our products. In such event, we could be required to seek licenses from third parties in order to continue offering our products, to re-engineer our products or to discontinue the sale of our products in the event re-engineering cannot be accomplished on a timely basis, any of which could adversely affect our business, operating results and financial condition.

We also incorporate certain third-party technologies, including software programs, into our products and may need to utilize additional third-party technologies in the future. However, licenses to relevant third-party technology may not continue to be available to us on commercially reasonable terms, or at all. Therefore, we could face delays in product releases until equivalent technology can be identified, licensed or developed, and integrated into our current products. These delays, if they occur, could materially adversely affect our business, operating results and financial condition. We currently use third-party software programs in our Steelhead appliances and our Central Management Console appliances. For example, in our Steelhead appliances, we use third party software to configure a storage adapter for specific redundant disk setups as well as to initialize and diagnose hardware on certain models and in our Central Management Console appliances we use third party software to help manage statistics and reporting. Each of these software programs is currently available from only one vendor. As a result, any disruption in our access to these software programs could result in significant delays in our product releases and could require substantial effort to locate or develop a replacement program. If we decide in the future to incorporate into our appliances any other software program licensed from a third party, and the use of such software program is necessary for the proper operation of our appliances, then our loss of any such license would similarly adversely affect our ability to release our products in a timely fashion.

We are subject to governmental export and import controls that could subject us to liability or impair our ability to compete in international markets.

Our products are subject to U.S. export controls and may be exported outside the U.S. only with the required level of export license or through an export license exception, because we incorporate encryption technology into our products. In addition, various countries regulate the import of certain encryption technology and have enacted laws that could limit our ability to distribute our products or could limit our customers’ ability to implement our products in those countries. Changes in our products or changes in export and import regulations may create delays in the introduction of our products in international markets, prevent our customers with international operations from deploying our products throughout their global systems or, in some cases, prevent the export or import of our products to certain countries altogether. Any change in export or import regulations or related legislation, shift in approach to the enforcement or scope of existing regulations, or change in the countries, persons or technologies targeted by such regulations, could result in decreased use of our products by, or in our decreased ability to export or sell our products to, existing or potential customers with international operations. For example, we will need to comply with Waste Electrical and Electronic Equipment Directive laws, which are being adopted by certain European Economic Area countries on a country-by-country basis. Failure to comply with these and similar laws on a timely basis, or at all, could have a material adverse effect on our business, operating results and financial condition. Any decreased use of our products or limitation on our ability to export or sell our products would likely adversely affect our business, operating results and financial condition.

We incur significant costs as a result of operating as a public company, and our management devotes substantial time to new compliance initiatives.

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the Securities and Exchange Commission and the Nasdaq Stock Market’s Global Market, impose additional requirements on public companies, including requiring changes in corporate governance practices. For example, the listing requirements of the Nasdaq Stock Market’s Global Market require that we satisfy certain corporate governance requirements relating to independent directors, audit committees, distribution of annual and interim reports, stockholder meetings, stockholder approvals, solicitation of proxies, conflicts of interest, stockholder voting rights and codes of conduct. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, these rules and regulations could make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, for the year ending December 31, 2007, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management time on compliance-related issues. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock would likely decline and we could be subject to sanctions or investigations by the Nasdaq Stock Market’s Global Market, the Securities and Exchange Commission or other regulatory authorities, which would require additional financial and management resources.

If we need additional capital in the future, it may not be available to us on favorable terms, or at all.

We have historically relied on outside financing and cash flow from operations to fund our operations, capital expenditures and expansion. We may require additional capital from equity or debt financing in the future to fund our operations or respond to competitive pressures or strategic opportunities. We may not be able to secure timely additional financing on favorable terms, or at all. The terms of any additional financing may place limits on our financial and operating flexibility. If we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us, if and when we require it, our ability to grow or support our business and to respond to business challenges could be significantly limited.

Our business is subject to the risks of earthquakes, fire, floods and other natural catastrophic events, and to interruption by manmade problems such as computer viruses or terrorism.

Our corporate headquarters are located in the San Francisco Bay Area, a region known for seismic activity. A significant natural disaster, such as an earthquake, fire or a flood, could have a material adverse impact on our business, operating results and financial condition. In addition, our servers are vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with our computer systems. In addition, acts of terrorism or war could cause disruptions in our or our customers’ business or the economy as a whole. To the extent that such disruptions result in delays or cancellations of customer orders, or the deployment of our products, our business, operating results and financial condition would be adversely affected.

Risks Related to Ownership of Our Common Stock

The trading price of our common stock is likely to be volatile.

The trading prices of the securities of technology companies have been highly volatile. Further, our common stock has a limited trading history. Factors that could affect the trading price of our common stock include:

•	variations in our operating results;

•	announcements of technological innovations, new services or service enhancements, strategic alliances or significant agreements by us or by our competitors;

•	the gain or loss of significant customers;

•	recruitment or departure of key personnel;

•	changes in the estimates of our operating results or changes in recommendations by any securities analysts that elect to follow our common stock;

•	market conditions in our industry, the industries of our customers and the economy as a whole; and

•	adoption or modification of regulations, policies, procedures or programs applicable to our business.

In addition, if the market for technology stocks or the stock market in general experiences loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, operating results or financial condition. The trading price of our common stock might also decline in reaction to events that affect other companies in our industry even if these events do not directly affect us. Each of these factors, among others, could have a material adverse effect on an investment in our common stock. Some companies that have had volatile market prices for their securities have had securities class actions filed against them. If a suit were filed against us, regardless of its merits or outcome, it could result in substantial costs and divert management’s attention and resources. This could have a material adverse effect on our business, operating results and financial condition.

Future sales of shares by existing stockholders could cause our stock price to decline.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after the contractual lock-up period required as part of our IPO expires and other resale restrictions lapse, the trading price of our common stock could decline.

As of September 30, 2006, 66,072,348 shares of common stock were outstanding. After the lock-up agreements required as part of our IPO expire on March 19, 2007, or such shorter or longer period as discussed in the final prospectus relating to our IPO, up to an additional 55,963,701 shares will be eligible for sale in the public market, 47,483,051 of which are held by directors, executive officers and other affiliates and will be subject to volume limitations under Rule 144 under the Securities Act and, in certain cases, various vesting agreements. See “Shares Eligible for Future Sale” on pages 86 through 88 of the final prospectus for more information about the lock-up agreements and resale restrictions of our common stock.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. We have limited research coverage by securities and industry analysts. If we do not obtain adequate research coverage or if one or more of the analysts who covers us downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our stock could decrease, which could cause our stock price and trading volume to decline.

Insiders have substantial control over us and will be able to influence corporate matters.

As of September 30, 2006, our directors and executive officers and their affiliates beneficially owned, in the aggregate, in excess of 71.9% of our outstanding common stock. As a result, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit your ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

Anti-takeover provisions in our charter documents and Delaware law could discourage, delay or prevent a change in control of our company and may affect the trading price of our common stock.

We are a Delaware corporation and the anti-takeover provisions of the Delaware General Corporation Law may discourage, delay or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the person becomes an interested stockholder, even if a change in control would be beneficial to our existing stockholders. In addition, our restated certificate of incorporation and amended and restated bylaws may discourage, delay or prevent a change in our management or control over us that stockholders may consider favorable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Sales of Unregistered Securities

During the quarter ended September 30, 2006, we granted stock options to purchase an aggregate of 954,500 shares of common stock to our employees and directors under our 2002 Stock Plan and 2006 Equity Incentive Plan at exercise prices ranging from $6.50 to $16.72 per share. During this period, we also issued an aggregate of 33,849 shares of common stock to employees and directors pursuant to the exercise of stock options for cash consideration with aggregate exercise proceeds of approximately $14,000. These issuances were undertaken in reliance upon the exemption from registration requirements of Rule 701 or Section 4(2) of the Securities Act of 1933. The recipients of securities in each transaction represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution and appropriate legends were affixed to the share certificates issued in these transactions. All recipients had adequate access, through their relationships with us, to information about us.

(b) Use of Proceeds from Public Offering of Common Stock

In September 2006, we completed our IPO pursuant to a registration statement on Form S-1 (Registration No. 333-133437) which the U.S. Securities and Exchange Commission declared effective on September 20, 2006. Under the registration statement, we registered the offering and sale of an aggregate of 9,990,321 shares of our common stock, and another 100,000 shares of our common stock sold by a certain selling stockholder. The offering did not terminate until after the sale of all of the shares registered on the registration statement. All of the shares of common stock issued pursuant to the registration statement, including the shares sold by the selling stockholder, were sold at a price to the public of $9.75 per share. The managing underwriters were Goldman, Sachs & Co., Citigroup Global Markets Inc., Deutsche Bank Securities Inc., and Thomas Weisel Partners LLC.

As a result of the IPO, we raised a total of $87.4 million in net proceeds after deducting underwriting discounts and commissions of $6.8 million and offering expenses of $3.2 million. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates. We did not receive any proceeds from the sale of shares in the IPO by the selling stockholder. On October 2, 2006 we used $1.5 million of our proceeds to settle our credit facility. We anticipate that we will use the remaining net proceeds from the IPO for general corporate purposes, which may include expansion of our domestic and international sales and marketing organizations, investments in our infrastructure to support our growth, further development and expansion of our service offerings and possible acquisitions of complementary businesses, technologies or other assets. We have no current agreements or commitments with respect to any material acquisitions. Pending such uses, we plan to invest the net proceeds in short-term, interest-bearing, investment grade securities. There has been no material change in the planned use of proceeds from our IPO as described in the final prospectus filed with the Securities and Exchange Commission pursuant to Rule 424(b).

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

	Total Number of Shares Purchased (1)	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May be Purchased under the Program
July 1 – July 31, 2006	15,522	$0.18	—	—
August 1 – August 30, 2006	—	—	—	—
September 1 – September 30, 2006	—	—	—	—

Total	15,522	$0.18	—	—

(1)	Represents unvested shares of common stock repurchased by us upon the termination of employment or service pursuant to the provisions of our 2002 Stock Plan.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

On May 30, 2006, we distributed a written consent to our stockholders requesting approval of the following matters in connection with our IPO: (1) the amendment and restatement of our Certificate of Incorporation to implement certain corporate governance requirements and increases to our authorized capital stock that was to become (and later became) effective prior to the closing of our IPO, (2) the amendment and restatement of our Bylaws to provide certain changes consistent with our becoming a public company that was to become (and later became) effective prior to the closing of our IPO, (3) the adoption of our 2006 Equity Incentive Plan, 2006 Director Option Plan and 2006 Employee Stock Purchase Plan and (4) the adoption of our form of indemnification agreement to be entered into with our directors, officers and certain key employees. All such actions were effected pursuant to an action by written consent of our stockholders pursuant to Section 228 of the Delaware General Corporation Law. Written consents from stockholders holding an aggregate of 55,448,929 shares of our capital stock voting in favor of all of these matters were received by us and written consents were not received by us from stockholders holding an aggregate of 610,466 shares of our capital stock entitled to vote on such matters.

Item 5.	Other Information.

None.

Item 6.	INDEX TO EXHIBITS

Exhibit No.	Description
3.2	Restated Certificate of Incorporation. (1)

3.4	Amended and Restated Bylaws. (1)

4.2	Form of Common Stock Certificate. (1)

10.1	Agreement of Sublease dated as of September 26, 2006 between PricewaterhouseCoopers LLP and Riverbed Technology, Inc. (2)

10.39	Offer Letter with David M. Peranich dated July 7, 2006. (1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

The certification attached as Exhibit 32 that accompanies this Quarterly Report on Form 10-Q is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Riverbed Technology, Inc. under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

(1)	Incorporated by reference to exhibit of same number filed with the Registrant’s Registration Statement on Form S-1 (No. 333-133437) on April 20, 2006, as amended.

(2)	Incorporated by reference to exhibit filed with registrant’s Form 8-K on October 2, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: October 31, 2006

RIVERBED TECHNOLOGY, INC.

By:	/s/ Jerry M. Kennelly
Jerry M. Kennelly
President and Chief Executive Officer

Dated: October 31, 2006

RIVERBED TECHNOLOGY, INC.

By:	/s/ Randy S. Gottfried
Randy S. Gottfried
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
3.2	Restated Certificate of Incorporation. (1)

3.4	Amended and Restated Bylaws. (1)

4.2	Form of Common Stock Certificate. (1)

10.1	Agreement of Sublease dated as of September 26, 2006 between PricewaterhouseCoopers LLP and Riverbed Technology, Inc. (2)

10.39	Offer Letter with David M. Peranich dated July 7, 2006. (1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

The certification attached as Exhibit 32 that accompanies this Quarterly Report on Form 10-Q is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Riverbed Technology, Inc. under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

(1)	Incorporated by reference to exhibit of same number filed with the Registrant’s Registration Statement on Form S-1 (No. 333-133437) on April 20, 2006, as amended.

(2)	Incorporated by reference to exhibit filed with registrant’s Form 8-K on October 2, 2006.