Form 10-K
period 2006-12-31
Riverbed Technology, Inc.
filed 2007-02-09
CIK 1357326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-33023

Riverbed Technology, Inc.

(Exact name of registrant as specified in its charter)

Delaware	03-0448754
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

199 Fremont Street

San Francisco, CA 94105

(Address of principal executive offices, including zip code)

(415) 247-8800

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class to be so Registered	Name of Each Exchange on Which Each Class is to be Registered
Common Stock, $0.0001 par value (Title of Class)	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of June 30, 2006, the last business day of our most recently completed second fiscal quarter, our common stock was not listed on any exchange or over-the-counter market. Our common stock began trading on the Nasdaq Global Market on September 21, 2006. As of December 31, 2006, the aggregate market value of the voting stock held by non-affiliates was $574,398,074, based on the number of shares held by non-affiliates of the registrant as of December 31, 2006, and based on the reported last sale price of common stock on December 29, 2006. This calculation does not reflect a determination that persons are affiliates for any other purposes.

Number of shares of common stock outstanding as of January 31, 2007: 66,203,349

Documents Incorporated by Reference: None

RIVERBED TECHNOLOGY, INC.

YEAR ENDED DECEMBER 31, 2006

FORM 10-K

ANNUAL REPORT

Forward Looking Statements

The information in this Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. For example, words such as “may,” “will,” “should,” “estimates,” “predicts,” “potential,” “continue,” “strategy,” “believes,” “anticipates,” “plans,” “expects,” “intends” and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those discussed elsewhere in this Annual Report in the section titled “Risk Factors” and the risks discussed in our other Securities and Exchange Commission (SEC) filings. We undertake no obligation to publicly release any revisions to the forward-looking statements after the date of this Annual Report.

Part I

Item 1.    Business

Overview

Riverbed® has developed an innovative and comprehensive solution to the fundamental problems of wide-area distributed computing. Historically, computing within an organization across wide area networks (WANs) has been plagued by poor performance, IT complexity and high cost. Our Steelhead® appliances enable our customers to improve the performance of their applications and access to their data across WANs, typically increasing transmission speeds by 5 to 50 times and in some cases by up to 100 times. Our products also offer the ability to simplify IT infrastructure and realize significant capital and operational cost savings. Our goal is to establish our solution as the preeminent performance and efficiency standard for organizations relying on wide-area distributed computing. We believe our products and services can provide significant benefits in millions of locations worldwide.

A common misconception is that increasing or optimizing bandwidth alone can adequately reduce the inefficiencies and performance problems inherent in wide-area distributed computing. Increasing or optimizing bandwidth may allow an organization to increase the amount of data that can traverse a WAN at a given point in time. However, WAN performance problems resulting from the distance between locations across a WAN and resulting from network and application protocol inefficiencies are not addressed by increasing or optimizing bandwidth alone. Inadequate bandwidth is only one of three inter-related causes of these performance problems. We believe that these problems can best be solved by simultaneously addressing all three inter-related root causes: software application protocol inefficiencies, transport network protocol inefficiencies and insufficient or unavailable bandwidth.

Unlike alternative approaches, our Steelhead appliances simultaneously address these root causes across a broad range of applications. Our appliances utilize our proprietary software to improve the performance of applications and access to data over distance by reducing:

•	application protocol inefficiencies through our proprietary Application Streamlining techniques;

•	network protocol inefficiencies through our proprietary Transport Streamlining techniques; and

•	bandwidth requirements through our proprietary Data Streamlining techniques and data compression.

Our Steelhead appliances are installed at both ends of a WAN connection and are designed to be more easily and transparently integrated into existing networks than alternative products. Our products address a broad range of widely used software applications, are scalable across networks of all sizes and address the wide-area distributed computing needs of every major industry.

We were founded in May 2002. Prior to the first commercial shipments of our products in May 2004, our activities were primarily focused on research and development of a comprehensive Wide-area Data Services (WDS) solution for organizations relying on wide-area distributed computing, development of a customer and partner support program to support our product offerings and the hiring of the personnel needed to sell, market and support our product and services. Since that time, our products have been sold to more than 1,600 customers worldwide, from large global organizations with hundreds or thousands of locations to smaller organizations with as few as two locations. We sell our products and support directly through our sales force and indirectly through distribution partners, including value-added resellers (VARs). We operate internationally primarily through a number of wholly owned subsidiaries that are designed primarily to support our sales, marketing and support activities outside the United States.

We have achieved broad industry recognition for our innovative technology: The Wall Street Journal selected our Steelhead appliances as a winner of one of its “2005 Technology Innovation Awards.” Network Computing Magazine recently presented us with its “Well-Connected Award” for Remote Office Solutions in 2006, InfoWorld magazine presented us with a “Technology of the Year” award in both 2005 and 2006, and in October 2006, we were positioned by Gartner in the Leaders’ Quadrant in the “WAN Optimization Controller (WOC) Magic Quadrant.” This report positions vendors in one of four quadrants based on the companies’ vision and ability to execute on that vision. The four quadrants are Leaders, Challengers, Visionaries and Niche Players.

Industry Background

We believe there are over four million remote offices of U.S.-based companies alone. We also believe millions of remote computing locations exist for companies based outside the U.S. Many of these locations represent potential sites for our products.

We refer to WDS as the market for providing global access to data and applications across WANs with local area network (LAN)-like performance. The WDS market is large and growing. The key drivers of demand in this market are the increasingly geographically distributed nature of organizations and employees, the growing business dependence on application performance and real-time access to data and the increasing desirability of consolidation of IT resources to achieve compelling cost, management and data protection benefits.

Increasingly Distributed Organizations and Workforces

Organizations are becoming more geographically distributed, placing operations closer to customers and partners to improve efficiency and responsiveness. Businesses are becoming more global by expanding into new markets, migrating manufacturing facilities to lower-cost locations and outsourcing certain business processes. In addition, mergers, acquisitions, partnerships and joint ventures continue to expand the geographic scope of existing enterprises.

Organizations are Increasingly Dependent on Timely Access to Critical Data and Applications

Application performance and effective access to data are critical to executing, maintaining and expanding business operations. Employees are increasingly dependent on a wide array of software applications to perform their jobs effectively, such as E-mail, document management, enterprise resource planning and customer relationship management.

Benefits of IT Infrastructure Consolidation

As organizations have become more geographically distributed, installing and managing IT infrastructure has become increasingly costly and complex. Accordingly, IT managers often seek to consolidate IT infrastructure resources into headquarters or centralized datacenter locations, which can provide a number of benefits, including:

•	reduction in capital costs as IT infrastructure resources (file servers, E-mail servers, Web servers, application servers, back-up systems and databases) are consolidated and shared within an organization;

•	reduction in IT support costs as fewer personnel are required to manage more centralized data and applications;

•	more efficient and reliable data back-up and recovery and application and database administration by managing these processes from a central point of control;

•	improved data protection as consolidated IT infrastructure resources are less vulnerable to theft, loss and misuse; and

•	enhanced ability to implement internal controls and comply with other regulatory requirements as centralized data and applications are easier to monitor, store and access.

Despite these benefits, many organizations have foregone or delayed consolidation projects because of performance problems.

Wide-Area Distributed Computing Challenges

Technological advances in computing, networking, semiconductor and storage technologies have improved users’ ability to access data and use applications rapidly across their LANs and store enormous amounts of information economically. However, these same applications and storage technologies, which were often designed to operate optimally on LANs, perform slowly across WANs and frequently exhibit the following performance challenges:

•	delays in accessing, saving and transferring files;

•	slow execution of critical software application functions;

•	incomplete or inconsistent back-up and recovery of sensitive data; and

•	loss of worker productivity and increased end-user frustration.

Although many companies have attempted to solve these problems solely by adding bandwidth, we believe these performance problems can best be solved by addressing not only bandwidth challenges but also, and usually more importantly, the effects of latency and protocol chattiness:

•	Latency and protocol chattiness — “Latency” is the amount of time it takes data to travel distances across a WAN. “Chattiness” refers to the numerous interactions between clients and servers that are often required by applications or network transport protocols to complete an operation or transfer data. When combined in geographically distributed computing environments, latency and chattiness can result in dramatically slower performance. For example, a simple request to open a file may require hundreds if not thousands of sequential round-trip interactions that, when aggregated, can result in substantial delays. This problem arises from two distinct sources:

–	Application protocol chattiness — Most business applications were designed for optimal use within LAN environments and employ unique communications procedures that cause high chattiness, resulting in slow performance for the end-user when transmitted over a WAN; and

–	Network protocol chattiness — Transmission Control Protocol (TCP), the underlying transport protocol for most WAN traffic, divides data into relatively small packets that are sent sequentially across the WAN, and require return acknowledgement from the recipient. These numerous round trips across the WAN can result in slow performance for the end-user.

•	Bandwidth limitations — Bandwidth is defined as the amount of data that can traverse a network in a given amount of time and is typically measured in megabits per second (Mbps). While most organizations’ LANs typically operate at 100 or 1,000 Mbps, their remote office WAN connections typically operate at 2 Mbps or less. This often results in WAN congestion and poor application and data services performance. In addition, WAN outages limit the effectiveness of workers who are dependent on remote access to data and applications.

Limitations of Alternative Approaches

Historically, organizations have implemented partial solutions in attempting to improve the performance of wide-area distributed computing, including:

Additional Investment in Bandwidth and IT Infrastructure Resources

•	Bandwidth — Organizations often attempt to improve application performance by making costly investments in more bandwidth. While additional bandwidth may reduce network congestion, no amount of bandwidth can address performance issues caused by high latency and application and network protocol chattiness; and

•	IT infrastructure resources — Deploying additional IT infrastructure resources at remote locations can increase selected application and data services performance. However, this approach is expensive, complex to manage and increases the risks of data inconsistency and compromised security.

Deployment of Point Products

Our competitors have designed products that fail to address all of the root causes of wide-area distributed computing problems for a broad range of applications. Such products, which we refer to as point products, include:

•	Caching — Cache-based architectures are application specific, and accordingly only improve the performance of applications for which they are written. For example, wide area file services (WAFS) approaches only address poor performance of file-based applications. Caches store frequently accessed data objects (files, web pages or attachments) locally at remote locations and replicate and synchronize that data with servers, but this approach has limitations. For instance, when an end-user changes and renames a data object, caches no longer recognize that this data object has moved across the network and cannot optimize its transfer. In addition, caching approaches have inflexible architectures with limited ability to extend to other applications and also increase the risk of data inconsistency; and

•	WAN optimization — WAN optimization products, which typically offer some combination of compression, TCP optimization and quality-of-service functions, can result in a reduction of network congestion and more efficient utilization of bandwidth. However, WAN optimization products typically do not address application chattiness and do not provide for continued access to remote files during WAN failures.

In addition to their limited application, these point products often involve deployment and operational complexities that cause network disruption and inefficiency. They may often require server or client re-configuration, or complex pre-installation configuration that demands significant amounts of time from IT personnel.

Need for a Comprehensive Solution

Alternative approaches have failed to comprehensively address all of the root causes of wide-area distributed computing problems for a broad range of applications, and offer only limited performance enhancement. Some vendors have attempted to combine capabilities of otherwise more limited approaches through partnerships and acquisitions, but the resulting products have been poorly integrated and have failed to improve the performance of a sufficiently wide array of applications. We believe significant demand exists for an integrated, flexible and comprehensive WDS solution that adequately addresses the root causes of the fundamental performance problems of wide-area distributed computing.

The Riverbed Solution

We have developed an innovative and comprehensive solution that broadly addresses the inter-related root causes of poor performance of wide-area distributed computing: latency and protocol chattiness, and bandwidth limitations. By simultaneously addressing these causes, we are able to improve significantly the performance of applications and access to data across WANs and enable the consolidation of costly IT infrastructure. Our WDS solution consists of the Riverbed Optimization System (RiOS™), our proprietary software that is embedded on a general purpose hardware computing platform to form our Steelhead appliances.

Through the application of our proprietary technology, our WDS solution simultaneously addresses each of these root causes of poor WAN performance:

•	Application protocol chattiness — Our Application Streamlining technology significantly reduces unnecessary protocol chattiness for a broad range of applications;

•	Network protocol chattiness — Our Transport Streamlining technology employs a variety of techniques to significantly improve TCP performance. Our technology allows more data to be transmitted in each trip, which reduces the number of trips required; and

•	Bandwidth limitations — Our Data Streamlining technology employs sophisticated data mapping and pattern recognition techniques to minimize the amount of redundant data traversing WAN connections. Our Steelhead appliances detect requests for redundant information and send very little more than the data that has actually been modified over the WAN.

When combined, these key technologies allow us to deliver significant benefits to our customers, including the ability to:

•	Accelerate performance of applications and access to data over the WAN — Our solution enables our customers to recognize dramatic increases in performance of applications and access to data across a WAN, typically increasing transmission speeds by 5 to 50 times and in some cases by up to 100 times. Benefits include increased employee productivity, more efficient collaboration of globally distributed workgroups and more consistent rollout and adoption of enterprise applications;

•	Consolidate geographically distributed IT resources — Our solution enables the consolidation of remote office infrastructure, including servers, storage back-up systems, databases and IT support personnel, while achieving more LAN-like performance. Also, consolidation enhances data security by centralizing IT resources in more secure datacenters;

•	Reduce the need for WAN bandwidth — Our solution nearly eliminates redundant traffic traversing the WAN and enables more efficient use of existing bandwidth, reducing the pressure to add bandwidth, which is often expensive or unavailable, as network traffic increases;

•	Shorten storage back-up and replication time over the WAN — Our solution enables back-up and replication of data over the WAN in a fraction of the time previously allocated to the task. Additional benefits to our solution include reduced IT support needed to execute daily back-up procedures, as well as reduced security concerns related to storing and transporting backed-up data on physical tape media at every remote computing location;

•	Provide local storage for continued access to remote files during WAN failures — Our solution includes a Proxy File Services (PFS) feature that ensures continued access to data and applications during WAN failures. PFS also manages synchronization of locally modified data with the central datacenter when the WAN connection is restored; and

•	Improve productivity and reduce frustration for IT managers and end-users — Our solution allows users in sites linked by a WAN to collaborate and share files and other data without the delays normally caused by WANs. Additional benefits include faster development cycles, better data synchronization, lower error rates and more flexibility with respect to staffing and personnel coordination.

Our products are designed to be easily and transparently deployed into our customers’ networks. Our products are also designed to be easily managed, scalable across networks of all sizes and to address the wide-area distributed computing needs of every major industry.

The Riverbed Strategy

Our goal is to establish our solution as the preeminent performance and efficiency standard for organizations relying on wide-area distributed computing. Key elements of our strategy include:

•	Maintain and extend our technological advantages — We believe that we offer the broadest ability to enable rapid, reliable access to applications and data for our customers. We intend to enhance our position as a leader and innovator in the WDS market. We also intend to continue to sell new capabilities into our installed base;

•	Enhance and extend our product line — We plan to introduce new models of our current products as well as enhancements to their capabilities in order to address our customers’ size and application requirements. We also plan to introduce new products to extend our market and utilize our technology platform to extend our capabilities;

•	Increase market awareness — To generate increased demand for our products, we will continue promoting our brand and the effectiveness of our comprehensive WDS solution;

•	Scale our distribution channels — We intend to leverage and expand our indirect channels to extend our geographic reach and market penetration; and

•	Enhance and extend our support and services capabilities — We plan to enhance and extend our support and services capabilities to continue to support our growing global customer base.

Products

Our Steelhead appliances consist of our RiOS proprietary software that is embedded on a general purpose hardware computing platform. Our line of Steelhead appliances addresses the needs of customers ranging from small office deployments to large headquarters and datacenter locations. The U.S. list prices for our ten Steelhead appliance models currently range from $3,495 to $119,995.

Our Central Management Console (CMC) is a complementary product designed to centrally manage many Steelhead appliances distributed across a WAN, simplifying the tasks of deploying, configuring, monitoring, reporting and upgrading large numbers of Steelhead appliances. The U.S. list prices of our CMC appliances currently range from $4,995 to $49,995.

Our InterceptorTM is a complementary product designed to enable flexible and scalable deployment of a cluster of Steelhead appliances in complex, high traffic data center environments without requiring complex network reconfiguration, making the deployment of a Riverbed-based solution simpler, faster and more scalable than alternatives. The U.S. list price of our Interceptor appliance is currently $49,995.

In addition to accelerating the performance of applications across the WAN, Steelhead and CMC appliances utilize our Management Streamlining technology to simplify deployment, configuration, management, and ongoing maintenance, thereby lowering the total cost of ownership of our products. Management Streamlining offers the following benefits:

•	Ease of deployment — Our products are designed to be more easily and seamlessly integrated into networks than alternative approaches with full support for most existing routing and networking configurations. Steelhead appliances can automatically detect each other within an organization’s WAN and be automatically configured across WAN links to begin optimizing data without the need to manually set up complicated appliance-to-appliance network tunnels; and

•	Simplified management — Our products simplify remote-site appliance management by enabling remote configuration, management and updating of Steelhead appliances. In addition, our products also provide performance reporting capabilities necessary to deliver relevant performance information to centralized IT resources.

Technology

The Riverbed Optimization System (RiOS) is our proprietary software platform that provides the core intelligence for our Steelhead appliances. To achieve performance improvements across a broad range of applications, RiOS integrates four key sets of technologies: Data Streamlining, Transport Streamlining, Application Streamlining and Management Streamlining.

Data Streamlining

Our Data Streamlining technologies address bandwidth limitations in existing networks. Our patented approach can be applied to all data and applications that run over TCP to reduce bandwidth consumption by dramatically reducing the need to send the same data multiple times over the WAN. Data Streamlining also supports the classification of individual data packets for quality-of-service and route control.

In a non-optimized WAN setting, each time data is requested by a remote user, all of the data must be sent across the WAN regardless of whether identical data (or an insignificantly modified version of the data) has previously been sent. In wide-area distributed computing environments where Steelhead appliances have been deployed, all of the requested data must be sent across the WAN only the first time data is requested by a user, at which time that data is stored on the Steelhead appliances on both sides of the network. In subsequent requests, redundant data segments will not be sent regardless of what application is requesting the data or which user is making the request. The detection of repetitive data patterns is very granular, with a typical segment of data being as small as approximately 100 bytes. This fine level of granularity enables Steelhead appliances to detect tiny changes in files, E-mails, web pages and other application data, sending only those changes across the WAN.

Each end-user request for data is sent directly to the intended authoritative application server as opposed to a cache that typically utilizes a copy of the data. Our Steelhead appliance intercepts the server response, identifies redundant data patterns and then sends only the new segments across the WAN to the end-user. All of the existing segments are represented by references which point to those already existing segments stored on the end-user side of the WAN connection. In this way, significantly less traffic needs to be sent to deliver large amounts of data to the end-user. In addition, this approach eliminates data consistency issues inherent in cache-based approaches.

Transport Streamlining

Transport Streamlining enhances the performance of the TCP protocol by increasing the amount of data carried per TCP round trip, thereby reducing the number of round trips required to move a given amount of data over the WAN. We accomplish this by both increasing the default TCP payload and by filling the window with references to data rather than actual data.

We also enhance TCP performance by reducing the time associated with creating new TCP connections (especially for small, short-lived transfers), adapting transfer parameters based on real-time network characteristics and assigning priority for necessary packet resends due to packet loss. A component of Transport Streamlining, High Speed TCP, also addresses the TCP chattiness and latency that is particularly pronounced in high speed connections (for example OC-12 (622 Mbps)).

Application Streamlining

Application Streamlining provides a further mechanism to enhance the performance of specific applications. Many applications were designed for use over a LAN and require hundreds to thousands of interactions between client and server to execute even simple requests, such as opening a file. By understanding the semantics of particular application protocols, Steelhead appliances reduce chattiness, collapsing hundreds of client-server interactions into a few round trips over the WAN.

While most important business applications that run over TCP immediately benefit from Data Streamlining and Transport Streamlining, Application Streamlining enables us to add additional acceleration for specific applications. We have built specific Application Streamlining modules that support file, E-mail, web and database application protocols (CIFS, MAPI, HTTP and MS-SQL). We have also built special modules to address protocol inefficiencies for common storage back-up and replication applications. We believe these applications are especially inefficient in wide-area distributed computing. We have designed our architecture to enable additional Application Streamlining modules to be incorporated easily over time.

Application Streamlining also provides for disconnected operations via the PFS feature. Using PFS, IT managers can provide remote users with policy-based access to files even during WAN failures.

Management Streamlining

Management Streamlining allows for simplified implementation and administration of our Steelhead appliances. Unlike alternative approaches which usually require changes to clients, servers, routers and switches or the addition of an overlay network of tunnels, Steelhead appliances are designed to be transparently installed in existing IT infrastructure with minimal administration. The auto-discovery capabilities of RiOS allow our Steelhead appliances to identify automatically all Steelhead appliances on the WAN, typically without a need to reconfigure any network infrastructure. Our appliances automatically intercept WAN traffic without any further configuration requirements to applications, clients, or other network infrastructure, while allowing non-optimized traffic to simply pass through.

Our RiOS software provides IT administrators with simplified management of Steelhead appliances through Command Line Interface (CLI), Graphical User Interface (GUI) and an optional Central Management Console.

Other key elements of Management Streamlining include touchless configuration options, over-the-wire software upgrades for Steelhead appliances, singular and grouped appliance management and customizable reporting analytics.

Customers

Our products have been sold to over 1,600 customers worldwide in every major industry, including finance, engineering, professional services, manufacturing, media, healthcare, pharmaceuticals, utilities, telecom, government, retail, architecture, construction and technology. Our products are deployed in a wide range of organizations, from large global organizations with hundreds or thousands of locations to smaller organizations with as few as two locations. During the years ended December 31, 2005 and December 31, 2006, no single customer accounted for 10% or more of our consolidated revenue.

Sales and Marketing

We sell our products and support through indirect distribution partners and our field sales force:

•	Indirect distribution partners — We have over 200 channel partners worldwide, primarily VARs. These partners help market and sell our products to a broad array of organizations and allow us to leverage our field sales force; and

•	Field sales force — We have a field sales force that is responsible for managing all direct and indirect sales within each of our geographic territories.

Our marketing activities include lead generation, advertising, website operations, direct marketing, public relations, technology conferences and trade shows.

Support and Services

We offer tiered customer support programs depending upon the service needs of our customers’ deployments. Support contracts provide customers rights to unspecified software product upgrades and maintenance releases issued when and if available during the support period. Product support includes internet access to technical content, as well as telephone access to technical support personnel. Support contracts typically have a one year term. We have support centers in New York, San Francisco, Mountain View, Amsterdam, London, Singapore and Tokyo, which enables us to respond at all times. As we expand internationally, we plan to continue to hire additional technical support personnel to service our growing international customer base.

Primary product support for customers of our indirect distribution partners is often provided by the partners themselves and we provide back-up support.

Our product sales include a warranty on hardware and software. Hardware is typically warranted against material defects for 12 months. Software is typically warranted to meet published specifications for a period of 90 days.

Research and Development

Continued investment in research and development is critical to our business. To this end, we have assembled a team of engineers with expertise in various fields, including networking, application, storage and systems management. We have invested significant time and financial resources into the development of our Steelhead line of appliances and our RiOS software platform. We plan to expand our product offerings and solutions capabilities in the future and plan to dedicate significant resources to these continued research and development efforts. Further, as we expand internationally and into different sectors, we may incur additional costs to conform our products to comply with local laws or local product specifications.

Research and development expenses were $19.2 million, $8.1 million and $4.3 million in 2006, 2005 and 2004, respectively.

Manufacturing

We outsource manufacturing of all Steelhead appliances. Our manufacturers provide us with limited warranties to cover general component failures, but we do not receive any guarantees regarding quality control or replacement times. In addition, the lead times associated with certain components are lengthy and preclude rapid changes in quantity requirements and delivery schedules. Despite outsourcing manufacturing operations for cost-effective scale and flexibility, we perform rigorous quality control testing intended to ensure the reliability of Steelhead appliances once deployed.

Shortages in components that we use in our products are possible and our ability to predict the availability of such components may be limited. Some of these components are available only from single or limited sources of supply. Our ability to timely deliver products to our customers would be materially adversely impacted if we needed to qualify replacements for any of a number of the components used in our Steelhead appliances.

We outsource our logistics functions to third parties. These third parties ship our products on our behalf and perform certain other shipping and physical distribution capabilities.

Competition

The WDS market is highly competitive and continually evolving. We believe we compete primarily on the basis of offering a comprehensive WDS solution that broadly addresses the root causes of poor performance of wide-area distributed computing. We believe other principal competitive factors in our market include product performance, ability to deploy easily into existing networks and ability to remotely manage products. We believe that our solution performs better than competitive products as measured by a broad range of metrics encompassing application performance, compression ratios and data transfer times. Our ability to sustain such a competitive advantage depends on our ability to achieve continuous technological innovation and adapt to the evolving needs of our customers.

We believe we are currently the only provider of a comprehensive WDS solution. However, a large number of vendors provide one or more of the component optimization technologies that comprise the WDS market or have made recent acquisitions in an attempt to bolster their current WAN optimization or WAFS platforms. For example, in May 2006, Packeteer, a WAN optimization vendor, acquired Tacit Networks, a WAFS vendor.

Our primary competitors include Cisco Systems (through its Actona acquisition), Juniper Networks (through its Peribit Networks acquisition), F5 Networks (through its Swan Labs acquisition), Packeteer (through its Tacit Networks acquisition) and Citrix Systems (through its Orbital Data acquisition). We also face competition from a large number of smaller private companies and new market entrants.

We compete with cache-based architectures, including Cisco Systems’ WAE and WAAS products. Caches store copies of data in a local cache to help client-side servers avoid having to request the retransmission of the same data again across a WAN. Our WDS architecture, which includes our Data Streamlining technology, is a substitute for caching. Our Data Streamlining technology employs sophisticated data mapping and pattern recognition techniques to minimize the amount of redundant data traversing WAN connections. Our Steelhead appliances detect requests for redundant information and send little more than the data that has actually been modified over the WAN. In addition, caches store only the specific data objects associated with a particular caching technology. For instance, file caches only store files, while web caches only store static web objects. Our Steelhead appliances store WAN traffic at the byte level, without regard for the application that was used or data object name.

We also compete with WAN optimization products, including Juniper’s WX appliances, which typically offer some combination of compression, TCP optimization and quality-of-service functions, in order to reduce network congestion and to more efficiently utilize bandwidth. Our Steelhead appliances employ our Data Streamlining algorithms to remove repeat traffic, and thereby reduce network congestion and more efficiently utilize bandwidth. Further, our Steelhead appliances include Transport Streamlining and Application Streamlining techniques to optimize the behavior of TCP and other application protocols.

We believe that we compete favorably in each of the sub-segments of WAN optimization and WAFS in addition to being the only provider of a comprehensive WDS solution.

Intellectual Property

Our success as a company depends upon our ability to protect our core technology and intellectual property. To accomplish this, we rely on a combination of intellectual property rights, including patents, trade secrets, copyrights and trademarks, as well as customary contractual protections.

We have been granted three United States patents for our Content-Based Segmentation Scheme (which covers aspects of our Data Streamlining) and a United States patent for aspects of our Transaction Accelerator system (the architectural framework of RiOS). The granted United States patents will expire in 2022. United States patent filings are intended to provide the holder with a right to exclude others from making, using, selling or importing in the U.S. the inventions covered by the claims of granted patents. We have United States provisional and non-provisional patent applications pending, as well as counterparts pending in other jurisdictions around the world. We do not know whether any of our pending patent applications will result in the issuance of patents or whether the examination process will require us to narrow our claims. Our granted United States patents, and to the extent any future patents are issued, any such future patents may be contested, circumvented or invalidated over the course of our business, and we may not be able to prevent third parties from infringing these patents. Therefore, the exact effect of having a patent cannot be predicted with certainty.

Our two registered trademarks in the United States are Riverbed and Steelhead. Our three registered trademarks in Japan are Riverbed, Steelhead and Riverbed (stylized). Our two registered trademarks in the European Community are Riverbed (stylized) and Steelhead. We also have United States trademark applications pending to register Riverbed (stylized), RiOS, Interceptor and the Riverbed Design mark, and a European Community trademark application pending for the mark Riverbed.

In addition to the foregoing protections, we generally control access to and use of our proprietary software and other confidential information through the use of internal and external controls, including contractual protections with employees, contractors, customers and partners, and our software is protected by United States and international copyright laws.

We also incorporate third-party software programs into our Steelhead and Central Management Console appliances pursuant to license agreements. These software programs enable us to configure a storage adapter for specific redundant disk setups, initialize and diagnose hardware on certain models, and help manage statistics and reporting. Any disruption in our access to these software programs could result in significant delays in our product releases and could require substantial effort to locate or develop a replacement program.

Employees

As of December 31, 2006, we had 325 employees in offices across the United States, Europe and the Asia Pacific region. Of these, 151 were engaged in sales and marketing, 109 in research and development, 33 in support and services and 32 in finance, administration and operations. None of our employees are represented by labor unions, and we consider current employee relations to be good.

Available Information

Our Internet address is www.riverbed.com. There we make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our SEC reports can be accessed through the investor relations section of our website. The information found on our website is not part of this or any other report we file with or furnish to the SEC.

Item 1A.    Risk Factors

Set forth below and elsewhere in this Annual Report, and in other documents we file with the SEC, are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Annual Report. Because of the following factors, as well as other variables affecting our operating results, past financial performance should not be considered as a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods.

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

We have not yet achieved profitability. We experienced a net loss of $15.8 million for the year ended December 31, 2006. As of December 31, 2006, our accumulated deficit was $47.3 million. We expect to continue to incur losses, and we may not become profitable for the foreseeable future, if ever. We expect to make significant expenditures related to the development of our business, including expenditures to hire additional personnel relating to sales and marketing and technology development. In addition, as a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. We would have to generate and sustain significantly increased revenue to achieve profitability. Our revenue growth trends in prior periods are not likely to be sustainable, and we may not achieve sufficient revenue to achieve or maintain profitability. We may incur significant losses in the future for a number of reasons, including those discussed in other risk factors and factors that we cannot foresee.

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

We rely on indirect distribution partners, including value-added resellers, to sell our products, and disruptions to, or our failure to develop and manage, our distribution channels and the processes and procedures that support them effectively could adversely affect our business.

Our future success is highly dependent upon establishing and maintaining successful relationships with a variety of indirect distribution partners. A significant amount of our revenue is derived through indirect channel sales, and we expect indirect channel sales to continue to increase as a percentage of our total revenue. Accordingly, our revenue depends in large part on the effective performance of these channel partners. By relying on indirect channels, we may have little or no contact with the ultimate users of our products, thereby making it more difficult for us to establish brand awareness, ensure sell-through of our products necessary for us to recognize revenue, ensure proper delivery and installation of our products, service ongoing customer requirements and respond to evolving customer needs.

Recruiting and retaining qualified channel partners and training them in our technology and product offerings requires significant time and resources. In order to develop and expand our distribution channel, we must continue to scale and improve our processes and procedures that support our channel, including investment in systems and training, and those processes and procedures may become increasingly complex and difficult to manage. We have no long-term contracts or minimum purchase commitments with any of our value-added resellers or other indirect distributors, and our contracts with these channel partners do not prohibit them from offering products or services that compete with ours. Our competitors may be effective in providing incentives to existing and potential channel partners to favor their products or to prevent or reduce sales of our products. Our channel partners may choose not to offer our products exclusively or at all. Our failure to establish and maintain successful relationships with channel partners would likely materially adversely affect our business, operating results and financial condition.

We rely on third parties to perform shipping and other logistics functions on our behalf. A failure or disruption at a logistics partner would adversely impact our business.

Currently, we use third party logistics partners to perform storage, packaging, shipment and handling for us. We intend to utilize additional logistics service providers in connection with any expansion of our international sales. Although the logistics services required by us may be readily available from a number of providers, it is time consuming and costly to qualify and implement these relationships. Therefore, if one or more of our logistics partners suffers an interruption in its business, or experiences delays, disruptions or quality control problems in its operations, or we have to change or add additional logistics partners, our ability to ship products to our customers would be delayed and our business, operating results and financial condition would be adversely affected.

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

Developing our products is expensive, and the investment in product development may involve a long payback cycle. In the year ended December 31, 2006, our research and development expenses were $19.2 million, or approximately 21% of our total revenue. Our future plans include significant investments in research and development and related product opportunities. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. These investments may take several years to generate positive returns, if ever.

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

We have expanded our operations significantly since inception and anticipate that further significant expansion will be required. This future growth, if it occurs, will place significant demands on our management, infrastructure and other resources. To manage any future growth, we will need to hire, integrate and retain highly skilled and motivated employees. We will also need to continue to improve our financial and management controls, reporting systems and procedures. We are currently converting to a new enterprise resource planning software system that will replace a substantial majority of our finance, sales and inventory management systems. We may encounter delays or difficulties in converting to the new enterprise resource planning system, including loss of data and decreases in productivity as our personnel become familiar with new systems. If we experience delays or difficulties in implementing the new enterprise resource planning system or other systems and procedures, our ability to properly run our business could be adversely affected. If we do not effectively manage our growth, our business, operating results and financial condition would be adversely affected.

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

Our products are designed to remove the redundancy associated with repeated data requests over a WAN, either through a private network or a virtual private network (VPN). The ability of our products to reduce such redundancy depends on our products’ ability to recognize the data being requested. Our products currently do not detect repeated data patterns if the data is encrypted as it passes through our Steelhead appliances. Since most organizations currently encrypt most of their data transmissions only between sites and not on the LAN, the data is not encrypted when it passes through our appliances. If more organizations elect to encrypt their data transmissions from the end-user to the server, our products will offer little performance improvement unless we are successful in incorporating additional functionality into our appliances that address those encrypted transmissions. Our failure to provide such additional functionality could adversely affect our business, operating results and financial condition.

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

Our products, including software product upgrades and releases, are highly technical and complex and, when deployed, are critical to the operation of many networks. Our products have contained and may contain undetected errors, defects or security vulnerabilities. Some errors in our products may only be discovered after a product has been installed and used by customers. Any errors, defects or security vulnerabilities discovered in our products after commercial release could result in loss of revenue or delay in revenue recognition, loss of customers and increased service and warranty cost, any of which could adversely affect our business, operating results and financial condition. In addition, we could face claims for product liability, tort or breach of warranty, including claims relating to changes to our products made by our channel partners. Our contracts with customers contain provisions relating to warranty disclaimers and liability limitations, which may not be upheld. Defending a lawsuit, regardless of its merit, is costly and may divert management’s attention and adversely affect the market’s perception of us and our products. In addition, if our business liability insurance coverage proves inadequate or future coverage is unavailable on acceptable terms or at all, our business, operating results and financial condition could be adversely impacted.

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

In 2005, we derived approximately 18% of our revenue from customers outside the United States. This number increased to approximately 27% in 2006. We have sales and technical support personnel in numerous countries worldwide. We expect to continue to add personnel in additional countries. Our international operations subject us to a variety of risks, including:

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

We also incorporate certain third-party technologies, including software programs, into our products and may need to utilize additional third-party technologies in the future. However, licenses to relevant third-party technology may not continue to be available to us on commercially reasonable terms, or at all. Therefore, we could face delays in product releases until equivalent technology can be identified, licensed or developed, and integrated into our current products. These delays, if they occur, could materially adversely affect our business, operating results and financial condition. We currently use third-party software programs in our Steelhead appliances and our Central Management Console appliances. For example, in our Steelhead appliances, we use third-party software to configure a storage adapter for specific redundant disk setups as well as to initialize and diagnose hardware on certain models and in our Central Management Console appliances we use third-party software to help manage statistics and reporting. Each of these software programs is currently available from only one vendor. As a result, any disruption in our access to these software programs could result in significant delays in our product releases and could require substantial effort to locate or develop a replacement program. If we decide in the future to incorporate into our appliances any other software program licensed from a third party, and the use of such software program is necessary for the proper operation of our appliances, then our loss of any such license would similarly adversely affect our ability to release our products in a timely fashion.

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

We incur significant legal, accounting and other expenses as a public company, including costs resulting from regulations regarding corporate governance practices. For example, the listing requirements of the Nasdaq Stock Market’s Global Market require that we satisfy certain corporate governance requirements relating to independent directors, audit committees, distribution of annual and interim reports, stockholder meetings, stockholder approvals, solicitation of proxies, conflicts of interest, stockholder voting rights and codes of conduct. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, these rules and regulations could make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, for the year ending December 31, 2007, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 will require that we incur substantial expense and expend significant management time on compliance-related issues. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock would likely decline and we could be subject to sanctions or investigations by the Nasdaq Stock Market’s Global Market, the SEC or other regulatory authorities, which would require additional financial and management resources.

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

Risks Related to Ownership of Our Common Stock

The trading price of our common stock has been volatile and is likely to be volatile in the future.

The trading prices of the securities of technology companies have been highly volatile. Further, our common stock has a limited trading history. Since our initial public offering in September 2006 through February 8, 2007, our stock price has fluctuated from a low of $13.60 to a high of $36.25. Factors that could affect the trading price of our common stock could include:

•	variations in our operating results;

•	announcements of technological innovations, new services or service enhancements, strategic alliances or significant agreements by us or by our competitors;

•	the gain or loss of significant customers;

•	recruitment or departure of key personnel;

•	changes in the estimates of our operating results or changes in recommendations by any securities analysts who follow our common stock;

•	significant sales, or announcement of significant sales, of our common stock by us or our stockholders;

•	market conditions in our industry, the industries of our customers and the economy as a whole;

•	adoption or modification of regulations, policies, procedures or programs applicable to our business; and

•	the expiration of lock-up agreements.

On February 7, 2007, we announced our intention to file a registration statement on Form S-1 with the SEC for the sale to the public of approximately 2.35 million shares of our common stock by us and approximately 2.65 million shares by selling stockholders. The filing of the registration statement or sale of stock pursuant to the registration statement could cause our stock price to fluctuate significantly.

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

A significant portion of our outstanding common stock will soon be released from restrictions on resales and may be sold in the market in the near future. Future sales of shares by existing stockholders could cause our stock price to decline.

If our existing stockholders, particularly our directors and executive officers, sell substantial amounts of our common stock in the public market, or are perceived by the public market as intending to sell, the trading price of our common stock could decline significantly. As noted above, we recently announced our intention to file a registration statement for the sale to the public of approximately 2.65 million shares of our common stock by existing stockholders. As of December 31, 2006, 66,180,286 shares of our common stock were outstanding. Of these shares, the 10,090,321 shares sold in our initial public offering were freely tradable without restriction in the public market as of December 31, 2006, without giving effect to the proposed follow-on public offering described above. The remaining 56,089,965 shares are subject to market standoff agreements entered into by our stockholders with us or contractual lock-up agreements entered into by our stockholders with the underwriters for our initial public offering. See the section titled “Shares Eligible for Future Sale” in the preliminary prospectus for our proposed follow-on public offering for further information about the market standoff, contractual lock-up and other resale restrictions of our common stock.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock will continue to depend in part on the research and reports that securities or industry analysts publish about us or our business, including securities analysts employed by our underwriters who are currently prohibited under rules of the NASD from publishing research about us or our business for a limited period of time. If we do not continue to maintain adequate research coverage or if one or more of the analysts who covers us downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our stock could decrease, which could cause our stock price and trading volume to decline.

Insiders have substantial control over us and will be able to influence corporate matters.

Our directors and executive officers and their affiliates beneficially owned, in the aggregate, approximately 71.8% of our outstanding common stock. As a result, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit your ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

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

Item 1B.    Unresolved Staff Comments

Not applicable.

Item 2.    Properties

We lease approximately 95,420 square feet of office space in San Francisco, California, of which 31,622 square feet are under a lease that expires on February 13, 2007 and which space was recently vacated as part of a move to our new corporate headquarters. Our new San Francisco facility is approximately 63,798 square feet under a lease that expires in 2010. In addition, we lease approximately 14,452 square feet of office space in Mountain View, California pursuant to a lease that expires in 2010. We also maintain customer service centers in New York, San Francisco, Mountain View, Amsterdam, London, Singapore and Tokyo, and sales offices in multiple locations worldwide. We believe that our current facilities are suitable and adequate to meet our current needs and we intend to add new facilities or expand existing facilities as necessary.

Item 3.    Legal Proceedings

We are subject to various claims, complaints and legal actions in the normal course of business from time to time. We do not believe we are party to any currently pending legal proceedings the outcome of which will have a material adverse effect on our operations or financial position. There can be no assurance that existing or future legal proceedings arising in the ordinary course of business or otherwise will not have a material adverse effect on our business, consolidated financial position, results of operations or cash flows.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our common stock has been quoted on the Nasdaq Global Market under the symbol “RVBD” since our initial public offering on September 21, 2006. Prior to that time, there was no public market for our common stock.

The following table sets forth for the indicated periods the high and low sales prices of our common stock as reported by the Nasdaq Global Market.

	High	Low
Third Quarter 2006 (from September 21, 2006)	$19.70	$13.60
Fourth Quarter 2006	$35.17	$17.52
First Quarter 2007 (through February 8, 2007)	$36.25	$28.06

The last reported sale price for our common stock on the Nasdaq Global Market was $30.98 per share on February 8, 2007.

Dividend Policy

We have never paid any cash dividends on our common stock. Our board of directors currently intends to retain any future earnings to support operations and to finance the growth and development of our business and does not intend to pay cash dividends on our common stock for the foreseeable future. Any future determination related to our dividend policy will be made at the discretion of our board.

Stockholders

As of January 31, 2007, there were 149 registered stockholders of record of our common stock.

Stock Performance Graph

The graph set forth below compares the cumulative total stockholder return on our common stock between September 21, 2006 (the date of our initial public offering) and December 31, 2006, with the cumulative total return of (i) the Nasdaq Computer Index and (ii) the Nasdaq Composite Index, over the same period. This graph assumes the investment of $100,000 on September 21, 2006 in our common stock, the Nasdaq Computer Index and the Nasdaq Composite Index, and assumes the reinvestment of dividends, if any. The graph assumes the initial value of our common stock on September 21, 2006 was the closing sales price of $15.30 per share.

The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock. Information used in the graph was obtained from FactSet, a source believed to be reliable, but we are not responsible for any errors or omissions in such information.

	9/21/2006	10/31/2006	11/30/2006	12/29/2006
Riverbed	100.0	156.7	228.0	200.7
Nasdaq Composite Index	100.0	105.8	108.7	107.9
Nasdaq Computer Index	100.0	106.3	110.3	107.6

Recent Sales of Unregistered Securities

(a) Sales of Unregistered Securities

During the year ended December 31, 2006, we granted stock options to purchase an aggregate of 4,101,450 shares of common stock to our employees and directors under our 2002 Stock Plan at exercise prices ranging from $4.50 to $7.75 per share. During this period, we also issued an aggregate of 243,321 shares of common stock to employees and directors pursuant to the exercise of stock options for cash consideration with aggregate exercise proceeds of approximately $200,750. These issuances were undertaken in reliance upon the exemption from registration requirements of Rule 701 or Section 4(2) of the Securities Act.

On February 10, 2006, we issued and sold 3,738,318 shares of our Series D convertible preferred stock to eighteen institutional investors for an aggregate purchase price of approximately $20,000,000. This issuance was deemed to be exempt from registration under the Securities Act in reliance upon Regulation D of the Securities Act as a transaction by an issuer not involving any public offering. All shares of such Series D preferred stock converted into shares of our common stock on a one-for-one basis upon the closing of our initial public offering.

On December 12, 2006, we issued an aggregate of 97,522 shares of our common stock to Lighthouse Capital Partners IV, L.P. and Lighthouse Capital Partners V, L.P. pursuant to the net exercise provisions of warrants to purchase 100,000 shares of our common stock at an exercise price of $0.836 per share. No cash was paid to us for such issuance of our common stock. This issuance was deemed to be exempt from registration under the Securities Act in reliance upon Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering.

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

(b) Use of Proceeds from Public Offering of Common Stock

In September 2006, we completed our initial public offering (IPO) pursuant to a registration statement on Form S-1 (Registration No. 333-133437) which the SEC declared effective on September 20, 2006. Under the registration statement, we registered the offering and sale of an aggregate of 9,990,321 shares of our common stock, and another 100,000 shares of our common stock sold by a selling stockholder. The offering did not terminate until after the sale of all of the shares registered on the registration statement. All of the shares of common stock issued pursuant to the registration statement, including the shares sold by the selling stockholder, were sold at a price to the public of $9.75 per share. The managing underwriters were Goldman, Sachs & Co., Citigroup Global Markets Inc., Deutsche Bank Securities Inc., and Thomas Weisel Partners LLC.

As a result of the IPO, we raised a total of $97.4 million in gross proceeds, or approximately $87.5 million in net proceeds after deducting underwriting discounts and commissions of $6.8 million and offering expenses of $3.1 million. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates. We did not receive any proceeds from the sale of shares in the IPO by the selling stockholder. On October 2, 2006 we used $1.5 million of the net proceeds to repay our credit facility. We anticipate that we will use the remaining net proceeds from the IPO for general corporate purposes, which may include expansion of our domestic and international sales and marketing organizations, investments in our infrastructure to support our growth, further development and expansion of our service offerings and possible acquisitions of complementary businesses, technologies or other assets. Pending such uses, we plan to invest the net proceeds in short-term, interest-bearing, investment grade securities. There has been no material change in the planned use of proceeds from our IPO from that described in the final prospectus filed with the SEC pursuant to Rule 424(b).

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.    Selected Financial Data

The following selected consolidated financial data should be read in conjunction with our audited consolidated financial statements and related notes thereto and with Management’s Discussion and Analysis of Financial Condition and Results of Operations which are included elsewhere in this Annual Report. The consolidated statement of operations data for the years ended December 31, 2006, 2005 and 2004, and the selected consolidated balance sheet data as of December 31, 2006 and 2005 are derived from, and are qualified by reference to, the audited consolidated financial statements included in this Annual Report. The consolidated statement of operations data for the year ended December 31, 2003 and the period from inception to December 31, 2002, and the consolidated balance sheet data as of December 31, 2004, 2003 and 2002 are derived from audited consolidated financial statements which are not included in this Annual Report.

	Year Ended December 31,				Period from May 23, 2002 (Inception) to December 31, 2002
(in thousands, except per share amounts)	2006	2005	2004	2003
Consolidated Statement of Operations Data:
Revenue:
Product	$70,967	$17,759	$2,325	$—	$—
Support and services	12,315	1,925	106	—	—
Ratable product and related support and services	6,925	3,257	131	—	—

Total revenue	90,207	22,941	2,562	—	—

Cost of revenue:
Cost of product	23,504	5,843	806	—	—
Cost of support and services	4,748	1,276	508	—	—
Cost of ratable product and related support and services	1,900	1,475	209	—	—

Total cost of revenue (1)	30,152	8,594	1,523	—	—

Gross profit	60,055	14,347	1,039	—	—

Operating expenses
Sales and marketing (1)	48,080	19,722	5,586	976	43
Research and development (1)	19,215	8,108	4,266	2,360	144
General and administrative (1)	9,294	3,531	1,033	665	76

Total operating expenses	76,589	31,361	10,885	4,001	263

Operating loss	(16,534)	(17,014)	(9,846)	(4,001)	(263)

Total other income, net	992	(77)	24	27	2

Loss before income taxes	(15,542)	(17,091)	(9,822)	(3,974)	(261)
Provision for income taxes	303	55	5	—	—

Loss before cumulative change in accounting principle	(15,845)	(17,146)	(9,827)	(3,974)	(261)
Cumulative effect of change in accounting principle	—	280	—	—	—

Net loss	$(15,845)	$(17,426)	$(9,827)	$(3,974)	$(261)

Net loss per share, basic and diluted	$(0.59)	$(1.85)	$(1.71)	$(1.82)	$(0.16)

Shares used in computing basic and diluted net loss per share	26,977	9,401	5,760	2,189	1,667

(1)	Includes stock-based compensation as follows:

	Year Ended December 31,				Period from May 23, 2002 (Inception) to December 31, 2002
(in thousands)	2006	2005	2004	2003
Cost of revenue	$520	$40	$1	$—	$—
Sales and marketing	4,636	482	78		—
Research and development	2,541	397	12	—	—
General and administrative	1,521	368	1	—	—

Total stock-based compensation	$9,218	$1,287	$92	$—	$—

	As of December 31,
(in thousands)	2006	2005	2004	2003	2002
Consolidated Balance Sheet Data
Cash and cash equivalents	$105,330	$10,410	$23,380	$12,717	$6,256
Working capital	101,319	6,411	23,382	12,033	6,174
Total assets	150,769	23,644	26,838	13,229	6,273
Preferred stock warrant liability	—	594	—	—	—
Current and long-term debt	—	2,461	1,374	239	—
Convertible preferred stock	—	36,385	36,469	16,453	6,444
Common stock and additional paid-in-capital	162,033	10,130	612	12	—
Stockholders’ equity (deficit)	108,980	(29,911)	(13,931)	(4,223)	(261)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report. The information in this Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. For example, words such as “may,” “will,” “should,” “estimates,” “predicts,” “potential,” “continue,” “strategy,” “believes,” “anticipates,” “plans,” “expects,” “intends” and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those discussed elsewhere in this Annual Report in the section titled “Risk Factors” and the risks discussed in our other SEC filings. We undertake no obligation to publicly release any revisions to the forward-looking statements after the date of this Annual Report.

Overview

We were founded in May 2002 by experienced industry leaders with a vision to improve the performance of wide-area distributed computing. Having significant experience in caching technology, our executive management team understood that existing approaches failed to address adequately all of the root causes of this poor performance. We determined that these performance problems could be best solved by simultaneously addressing inefficiencies in software applications and WANs, as well as insufficient or unavailable bandwidth. This innovative approach served as the foundation of the development of our products. We began commercial shipments of our products in May 2004 and now offer ten models of our Steelhead appliances as well as our Central Management Console and Interceptor.

We are headquartered in San Francisco, California. Our personnel are located throughout the United States and in numerous countries worldwide. We expect to continue to add personnel in the United States and internationally to provide additional geographic sales and technical support coverage.

In September 2006, we completed our initial public offering (IPO) of common stock in which we sold and issued 9,990,321 shares of our common stock, at an issue price of $9.75 per share. We raised a total of $97.4 million in gross proceeds from the IPO, or approximately $87.5 million in net proceeds after deducting underwriting discounts and commissions of $6.8 million and other offering costs of $3.1 million. Upon the closing of the IPO, all shares of convertible preferred stock outstanding automatically converted into 39,441,439 shares of common stock.

We believe that our current value proposition, which enables customers to improve the performance of their applications and access to their data across WANs, while also offering the ability to simplify IT infrastructure and realize significant capital and operations cost savings, should allow us to grow our business. Our product revenue growth rate will depend significantly on continued growth in the WDS market and our ability to continue to attract new customers in that market. Our growth in support and services revenue is dependent upon increasing the number of products under support contracts, which is dependent on both growing our installed base of customers and renewing existing support contracts. Our future profitability and rate of growth, if any, will be directly affected by the continued acceptance of our products in the marketplace, as well as the timing and size of orders, product mix, average selling prices and costs of our products and general economic conditions. Our ability to attain profitability will also be affected by the extent to which we must incur additional expenses to expand our sales, marketing, development, and general and administrative capabilities to grow our business. The largest component of our expenses is personnel costs. Personnel costs consist of salaries, benefits and incentive compensation for our employees, including commissions for sales personnel and stock-based compensation for all employees. We expect that each of these expenses will continue to grow in absolute dollars and decrease as a percentage of revenue over time.

Revenue.    We derive our revenue from sales of our products and support and services. Our revenue has grown rapidly since we began shipping products in May 2004, increasing from $2.6 million in 2004 to $22.9 million in 2005 and $90.2 million in 2006. This growth has been driven primarily by an expansion of our customer base, coupled with increased purchases from existing customers. As of December 31, 2004, our products had been sold to 68 customers as compared to more than 1,600 customers as of December 31, 2006.

We sell our products directly through our sales force and indirectly through resellers. We derived 59% of our revenue through indirect channels in 2005 and 75% of our revenue through indirect channels in 2006. We expect revenue from resellers to constitute a substantial majority of our future revenue.

In 2005, we began to distribute our products through OEM partners. We distribute our products through OEM partners by licensing our software for a royalty to OEMs who embed it on their appliance hardware and sell it under their own brand name. As we describe in the section titled “Critical Accounting Policies and Estimates” below, we had made sales but had not recognized any revenue on these agreements through March 31, 2006 due to undelivered future obligations such as training and consulting. In the quarter ended June 30, 2006, we satisfied all future obligations to one OEM, except for support. As such, in the second quarter we began amortizing revenue relating to this OEM arrangement over the remaining support period for each sale made under the arrangement. During the year ended December 31, 2006, we recognized $2.2 million of revenue relating to our arrangement with this OEM. We expect amortized revenue from this OEM arrangement to decline over time as the OEM has shifted to a reseller arrangement.

Cost of Revenue.    Cost of product revenue consists of the costs of the appliance hardware, manufacturing, shipping and logistics costs and expenses for inventory obsolescence and warranty obligations. We utilize third parties to design and manufacture our Steelhead appliance hardware, embed our proprietary software and perform shipping logistics. Cost of support and service revenue is primarily comprised of the personnel costs of providing technical support and professional services. Cost of ratable product and related support and services consists of hardware, support and service costs related to transactions recognized ratably. As we expand internationally and into other sectors, we may incur additional costs to conform our products to comply with local laws or local product specifications. In addition, as we expand internationally, we will continue to hire additional technical support personnel to support our growing international customer base.

Gross Margin.    Our gross margin has been and will continue to be affected by a variety of factors, including the mix and average selling prices of our products, support and services, new product introductions and enhancements, the cost of our appliance hardware, and the mix of distribution channels through which our products are sold.

Operating Expenses.    Operating expenses consist of sales and marketing, research and development and general and administrative expenses. Personnel-related costs are the most significant component of each of these expense categories. We grew from 70 employees at December 31, 2004 to 325 employees at December 31, 2006. We expect to continue to hire significant numbers of new employees to support our anticipated growth. The timing of these additional hires has and could materially affect our operating expenses, both in absolute dollars and as a percentage of revenue, in any particular period. We anticipate that each of the following categories of operating expenses will increase in dollar amounts, but will decline as a percentage of total revenue in the long-term. We expect interest income to increase in 2007 compared to 2006 as a result of investing cash balances from our IPO proceeds for a full year in 2007.

Sales and marketing expenses represent the largest component of our operating expenses and include personnel costs, sales commissions, marketing programs and facilities costs. Marketing programs are intended to generate revenue from new and existing customers, and are expensed as incurred. We expect sales and marketing expenses to increase as we hire additional personnel and spend more on marketing programs with the intent to grow our revenue. The majority of our international personnel are engaged in sales and support activities. The percentage of sales and marketing expenses incurred internationally grew from 11% in 2004 to 34% in 2006.

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

Stock-Based Compensation Expense.    Effective January 1, 2006, we began to measure and recognize compensation expense for all stock-based payments at fair value, in accordance with Statement of Financial Accounting Standard No. 123 (revised 2004) Share-Based Payment, or SFAS 123(R). Prior to the adoption of SFAS 123 (R) we accounted for stock options under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or APB 25. In the fourth quarter of 2006, we implemented the 2006 Employee Stock Purchase Plan (Purchase Plan). Under the Purchase Plan, employees may purchase shares of common stock at a price per share that is 85% of the lesser of the fair market value of our common stock as of the beginning or the end of a purchase period. The Purchase Plan is compensatory and results in compensation expense to be accounted for under SFAS 123(R). We expect to continue to incur significant stock-based compensation expense.

Other Income (expense), net.    Other income (expense), net includes interest income on cash balances. Cash has historically been invested primarily in money market funds. Other income, net also includes interest expense on our outstanding debt and losses or gains on conversion of non-U.S. dollar transactions into U.S. dollars. In 2006 and 2005, other income (expense), net included the impact of recording our outstanding preferred stock warrants at fair value. As described below, subsequent to our IPO, we are no longer required to remeasure our warrants to fair value.

Cumulative Effect of Change in Accounting Principle.    On June 29, 2005, the FASB issued Staff Position 150-5, Issuer’s Accounting under FASB Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares That Are Redeemable. Under Statement 150, the freestanding warrants that were related to our convertible preferred stock were classified as liabilities and were recorded at fair value. We adopted FSP 150-5 and accounted for the cumulative effect of the change in accounting principle as of the beginning of the third quarter of 2005. For the year ended December 31, 2005, the impact of the change in accounting principle was to increase net loss by $510,000, or $0.05 per share. The impact consisted of a $280,000 cumulative charge for adoption as of July 1, 2005, reflecting the fair value of the warrants as of that date, and $230,000 of additional expense that was recorded in other income (expense), net to reflect the increase in fair value between July 1, 2005 and December 31, 2005. In the year ended December 31, 2006 (through the date of our IPO), we recorded $644,000 of additional expense reflected as other income (expense), net to reflect the increase in fair value through September 20, 2006. Subsequent to our IPO and the associated conversion of our outstanding convertible preferred stock to common stock, the warrants were reclassified to common stock and additional paid in capital and are no longer subject to remeasurement.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with United States generally accepted accounting principles (GAAP). These accounting principles require us to make certain estimates and judgments that can affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the periods presented. We believe that the estimates and judgments upon which we rely are reasonable based upon information available to us at the time that these estimates and judgments are made. To the extent there are material differences between these estimates and actual results, our consolidated financial statements could be adversely affected. The accounting policies that reflect our more significant estimates and judgments and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include revenue recognition, stock-based compensation, inventory valuation and allowances for doubtful accounts.

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

Substantially all of our products have been sold in combination with product support services, which consist of software updates and support. Software updates provide customers with rights to unspecified software product upgrades and to maintenance releases and patches released during the term of the support period. Support includes internet access to technical content, telephone and internet access to technical support personnel and hardware support. Revenue for support services is recognized on a straight-line basis over the service contract term, which is typically one year.

We use the residual method to recognize revenue when a product agreement includes one or more elements to be delivered at a future date and vendor specific objective evidence (VSOE) of the fair value of all undelivered elements exists. Through December 31, 2006, in virtually all of our contracts, the only element that remained undelivered at the time of delivery of the product was support and updates. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the contract fee is recognized as product revenue. If evidence of the fair value of one or more undelivered elements does not exist, all revenue is generally deferred and recognized when delivery of those elements occurs or when fair value can be established. When the undelivered element is support, revenue for the entire arrangement is bundled and recognized ratably over the support period. Revenue related to these arrangements is included in ratable product and related support and services revenue in the accompanying consolidated statements of operations. VSOE of fair value for elements of an arrangement is based upon the normal pricing and discounting practices for those services when sold separately, and for product support and updates, is additionally measured by the renewal rate offered to the customer. Prior to the third quarter of 2005, we had not established VSOE for the fair value of support contracts provided to our reseller class of customers. As such, prior to the third quarter of 2005, we recognized all revenue on transactions sold through resellers ratably over the term of the support contract, typically one year. Beginning in the third quarter of 2005, we determined that we had established VSOE of fair value of support for products sold to resellers, and began recognizing product revenue upon title transfer at shipment, provided the remaining criteria for revenue recognition had been met.

In 2005, we began to distribute our products through OEM partners. We distribute our products through OEM partners by licensing our software for a royalty to OEMs who embed it on their appliance hardware and sell it under their own brand name. Our OEM agreements include certain technology development, training and support obligations. Through March 31, 2006, we had not established VSOE for our future obligations such as training and consulting to our OEM partners and all revenue on such agreements had been deferred through March 31, 2006. In the quarter ended June 30, 2006, we satisfied all future obligations to one OEM, except for support. As such, in the second quarter we began amortizing revenue relating to this OEM arrangement over the remaining support period for each sale made under the arrangement. In the year ended December 31, 2006, we recognized $2.2 million of ratable revenue relating to this OEM arrangement, which is classified as ratable product and related support and services revenue in the accompanying consolidated statements of operations.

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

In accordance with APB 25, stock-based compensation expense, which is a non-cash charge, resulted from stock option grants at exercise prices that, for financial reporting purposes, were deemed to be below the estimated fair value of the underlying common stock on the date of grant. During the years ended December 31, 2005 and 2004, we granted options to employees to purchase a total of 7,821,750 shares of common stock at exercise prices ranging from $0.10 to $1.75 per share. In connection with the preparation of our financial statements, we reassessed the estimated fair value of our common stock in light of the expected completion of our IPO. Based upon the reassessment, we determined that the reassessed fair value of the options to purchase 7,821,750 shares of common stock granted in 2004 and 2005 ranged from $0.10 to $4.07 per share. As a result of the reassessed fair value of options granted, we recorded deferred stock-based compensation relative to these options of $9.3 million and $567,000 in the years ended December 31, 2005 and 2004, respectively, which is being amortized over the service period, which generally corresponds to the vesting period of the applicable options on a straight-line basis. During the years ended December 31, 2006, 2005 and 2004 respectively, we amortized $2.4 million, $1.3 million, and $92,000 of deferred compensation expense, net of reversals, relative to these options, respectively. Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment, using the prospective transition method, which requires us to apply the provisions of SFAS 123(R) to new awards granted, and to awards modified, repurchased or cancelled, after the effective date. Under this transition method, stock-based compensation expense recognized beginning January 1, 2006 is based on a combination of the following: (a) the grant-date fair value of stock option awards and employee stock purchase plan shares granted or modified after January 1, 2006; and (b) the amortization of deferred stock-based compensation related to stock option awards granted prior to January 1, 2006, which was calculated using the intrinsic value method as previously permitted under APB 25.

Under SFAS 123(R), we estimated the fair value of stock options granted using a Black-Scholes option-pricing formula and a single option award approach. This model utilizes the estimated fair value of common stock and requires that, at the date of grant, we use the expected term of the option, the expected volatility of the price of our common stock, risk free interest rates and expected dividend yield of our common stock. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Options typically vest with respect to 25% of the shares one year after the options’ vesting commencement date and the remainder ratably on a monthly basis over the following three years. Employee stock purchase plan shares typically vest over two years, and include two purchase dates per year.

The fair value of options granted and employee stock purchase plan shares were estimated at the date of grant using the following assumptions:

Year ended December 31, 2006
Employee and Director Stock Options
Expected life in years	4.5-6.1
Risk-free interest rate	4.6%-5.1%
Volatility	62%-81%
Dividend yield	—
Weighted average fair value of grants	$3.67-$18.40

Employee Stock Purchase Plan
Expected life in years	0.5-2.0
Risk-free interest rate	4.8%-5.1%
Volatility	42%-47%
Dividend yield	—
Weighted average fair value of grants	$15.02-$15.52

The expected term represents the period that stock-based awards are expected to be outstanding, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of our stock-based awards. For the year ended December 31, 2006, we have elected to use the simplified method of determining the expected term as permitted by SEC Staff Accounting Bulletin 107. The computation of expected volatility for the year ended December 31, 2006 is based on the historical volatility of comparable companies from a representative peer group selected based on industry and market capitalization data. As required by SFAS 123(R), management estimates expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest.

For the year ended December 31, 2006, the total compensation cost related to stock options granted under SFAS 123(R) to employees and directors but not yet recognized was approximately $25.0 million, net of estimated forfeitures of $467,000. This cost will be amortized on a straight-line basis over the vesting period, which is typically 4 years. Amortization in the year ended December 31, 2006 was $3.5 million.

For the year ended December 31, 2006, the total compensation cost related to the employee stock purchase plan under SFAS 123(R) to employees and directors was approximately $22.7 million. This cost will be amortized on a straight-line basis over the vesting period, which is 2 years. Amortization in the year ended December 31, 2006 was $2.5 million.

In 2006 and 2005, we issued performance based stock option awards to purchase 15,000 and 150,000 shares, respectively. We recorded $624,000 and $41,000 of stock-based compensation expense in the year ended December 31, 2006 and 2005, respectively, related to these awards.

In 2006, we accelerated the vesting of 42,188 unvested shares held by former employees. As a result of the modifications, we recognized additional compensation expense of $233,000 in 2006.

As a result of adopting SFAS 123(R) on January 1, 2006, our loss before income taxes and net loss for the year ended December 31, 2006, was $6.2 million higher than if we had continued to account for stock-based compensation under APB 25. Basic and diluted loss per share for the year ended December 31, 2006 were $0.23 higher than if we had continued to account for stock-based compensation under APB 25.

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

Inventory Valuation

Inventories consist of hardware and related component parts and are stated at the lower of cost (on a first-in, first-out basis) or market. A large portion of our inventory relates to evaluation units located at customer locations as some of our customers test our equipment prior to purchasing. Inventory that is obsolete or in excess of our forecasted consumption is written down to estimated realizable value based on historical usage, expected demand and evaluation unit conversion rate and age. Inherent in our estimates of market value in determining inventory valuation are estimates related to economic trends, future demand for our products and technological obsolescence of our products. If future demand or market conditions are less favorable than our projections, additional inventory write-downs could be required and would be reflected in cost of product in the period the revision is made. Inventory write-downs are reflected as cost of product and amounted to approximately $1.5 million, $772,000 and $174,000 for the years ended December 31, 2006, 2005 and 2004.

Allowances for Doubtful Accounts

We make judgments as to our ability to collect outstanding receivables and provide allowances for the applicable portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. For those invoices not specifically reviewed, provisions are provided at differing rates, based upon the age of the receivable. In determining these percentages, we analyze our historical collection experience and current economic trends. If the historical data we use to calculate the allowance for doubtful accounts does not reflect the future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and the future results of operations could be materially affected. The allowance for doubtful accounts was $472,000 and $90,000 at December 31, 2006 and 2005.

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

Product revenue primarily consists of revenue from sales of our Steelhead appliances and is typically recognized upon shipment. Support and services revenue includes unspecified software license updates and product support. Support revenue is recognized ratably over the contractual period, which is typically one year. Service revenue includes installation and training, which to date has been insignificant, and is recognized as the services are performed. Ratable product and related support and services revenue includes revenue from arrangements in which product and support are bundled and no VSOE of fair value for support pricing in the arrangements exists. The total revenue from these arrangements is recognized ratably over the support period, typically one year. We did not recognize any revenue prior to 2004.

Support and services revenue includes software updates, support and training. Support contracts provide customers rights to unspecified software upgrades and maintenance releases issued during the support period. Support includes internet access to technical content, as well as telephone access to technical support personnel. Support and software updates revenue is recognized over the contractual period, which is typically one year. Training services are instructor led courses on the use of our products. Training revenue is recognized as the services are performed and to date has been insignificant.

	Year ended December 31,
(dollars in thousands)	2006	2005	2004
Total Revenue	$90,207	$22,941	$2,562
Total Revenue by Type:
Product	70,967	17,759	2,325
Support and services	12,315	1,925	106
Ratable product and related support and services	6,925	3,257	131
% Revenue by Type:
Product	79%	78%	91%
Support and services	14%	8%	4%
Ratable product and related support and services	7%	14%	5%
Total Revenue by Geography:
Domestic	65,675	18,866	2,206
International	24,532	4,075	356
% Revenue by Geography:
Domestic	73%	82%	86%
International	27%	18%	14%
Total Revenue by Sales Channel:
Direct	22,177	9,500	2,513
Indirect	68,030	13,441	49
% Revenue by Sales Channel:
Direct	25%	41%	98%
Indirect	75%	59%	2%

2006 Compared to 2005:    Product revenue increased in 2006 due primarily to an increase in new customers and additional purchases by existing customers. As of December 31, 2006, our products had been sold to over 1,600 customers, compared to approximately 500 as of December 31, 2005. We believe the market for our products has grown due to increasingly distributed organizations, which increases dependence on timely access to data and applications.

Substantially all of our customers purchase support when they purchase our products. The increase in support and services revenue on an absolute basis and as a percentage of total revenues is a result of increased product and first year support sales combined with the renewal of support contracts by existing customers. As our customer base grows, we expect the proportion of revenue generated from support and services to increase over time.

The increase in ratable product and related support and services revenue in the year ended December 31, 2006 was due to the amortization of revenue from one of our OEM arrangements. Prior to the second quarter of 2006, we had undelivered obligations to this OEM and all revenue relating to this arrangement was deferred. In the quarter ended June 30, 2006, we satisfied all future obligations to this OEM, except for support. As such, in the second quarter we began amortizing revenue relating to this arrangement over the remaining support period for each sale made under the arrangement. In the year ended December 31, 2006, we recognized $2.2 million of revenue associated with this arrangement.

In the year ended December 31, 2006, we derived 75% of our revenue from indirect channels compared to 59% in the year ended December 31, 2005. This increase in indirect channel revenue is due to the growing market for our products described above and our increased focus on expanding our indirect channel sales. We expect indirect channel revenue to continue to be a significant portion of our revenue.

We generated 27% of our revenue in the year ended December 31, 2006 from international locations, compared to 18% in the year ended December 31, 2005. We continue to expand into international locations and introduce our products in new markets and expect international revenue to increase in absolute dollars.

2005 Compared to 2004:    Product revenue increased in 2005 due to an increase in new customers, both domestically and internationally, additional purchases by existing customers and a full year of sales activities in 2005 compared to eight months in 2004. As of December 31, 2005, our products had been sold to approximately 500 customers, compared to approximately 60 as of December 31, 2004. The increase in product revenue relates, to a lesser extent, to the establishment of VSOE of fair value for support sold in connection with our reseller transactions commencing in the third quarter of 2005.

In 2004, we derived 2% of our revenue from indirect channels compared to 59% in 2005. The percentage of our revenue derived from indirect channels increased from 10% in the first quarter of 2005 to 78% in the fourth quarter of 2005.

The increase in support and services revenue is a result of increased product sales combined with the renewal of support contracts by existing customers. As a percentage of total revenue, support and services revenue has increased due primarily to the fact that we did not ship products and sell support contracts until May 2004.

Prior to the third quarter of 2005, we recognized revenue on transactions sold through resellers ratably over the life of the agreement, typically twelve months. Once VSOE of fair value of support was established, we began recognizing product revenue for our reseller class of customers upon shipment, assuming all other revenue recognition criteria were met. The increase in ratable product and related support and services revenue in 2005 was primarily due to an increase in new customers and additional purchases from existing customers transacted through resellers.

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

	Year ended December 31,
(dollars in thousands)	2006	2005	2004
Total revenue	$90,207	$22,941	$2,562
Cost of product	23,504	5,843	806
Cost of support and services	4,748	1,276	508
Cost of ratable product and related support and services	1,900	1,475	209

Gross profit	60,055	$14,347	$1,039
Gross margin	67%	63%	41%

2006 Compared to 2005:    The increase in cost of product revenue was due primarily to increased hardware costs associated with increased shipments of our products to customers. Cost of support and services revenue increased as we added more technical support headcount domestically and abroad to support our growing customer base. Technical support headcount was 33 employees as of December 31, 2006 compared to 15 employees as of December 31, 2005. Cost of ratable product and related support and services increased due to more ratable reseller arrangements being amortized in the first half of 2006 partially offset by a decrease in the third quarter of 2006 as reseller arrangements entered into in the third quarter of 2005 were no longer recognized ratably and the one year amortization period for these contracts was complete. The increase in cost of ratable product and related support and services was not proportionate to the increase in ratable product and related support and services revenue as there are minimal costs associated with the ratable revenue recognized from our OEM arrangements.

Gross margins increased to 67% in the year ended December 31, 2006 from 63% in the year ended December 31, 2005 primarily due to increased margins on support and services.

2005 Compared to 2004:    The increase in cost of product was due largely to increased hardware costs associated with more shipments of our products to customers. Cost of support and services increased as we added more technical support personnel to support our growing customer base. Technical support headcount was 15 employees as of December 31, 2005 compared to 4 employees as of December 31, 2004.

Gross margin increased from 41% in 2004 to 63% in 2005 due to the significant increase in our revenue, which grew at a higher rate than expenses. We do not expect gross margin to continue to increase at the same rate it increased from 2004 to 2005.

Sales and Marketing Expenses

Sales and marketing expenses primarily include personnel costs, sales commissions, marketing programs and facilities costs.

	Year ended December 31,
(dollars in thousands)	2006	2005	2004
Sales and marketing expenses	$48,080	$19,722	$5,586
Percent of total revenue	53%	86%	218%

2006 Compared to 2005:    The increase in sales and marketing expenses was primarily due to an increase in the number of sales and marketing employees, as sales and marketing headcount grew to 151 employees as of December 31, 2006 from 77 employees as of December 31, 2005. The increase in employees resulted in higher salary expense, employee-related benefits and fees for recruitment of new employees. Additionally, commission expense increased in the year ended December 31, 2006 as compared to the year ended December 31, 2005 due to the substantial increase in revenue. Salaries and commissions accounted for $15.3 million, travel and entertainment expenses accounted for $2.2 million, and marketing related activities accounted for $1.8 million of the $28.4 million increase in sales and marketing expenses. Stock-based compensation, which was $4.6 million in the year ended December 31, 2006 compared to $482,000 in the year ended December 31, 2005, accounted for approximately $4.2 million of the increase in sales and marketing expenses. The percentage of sales and marketing expenses incurred internationally grew to 34% in the year ended December 31, 2006 from 27% in the year ended December 31, 2005. We plan to continue to make significant investments in sales and marketing with the intent to add new customers and increase penetration within our existing customer base by increasing the number of sales personnel worldwide, expanding our domestic and international sales and marketing activities, building brand awareness and sponsoring additional marketing events. We expect future sales and marketing expenses to continue to increase and continue to be our most significant operating expense. Generally sales personnel are not immediately productive and sales and marketing expenses do not immediately result in revenue. Hiring additional sales personnel reduces short-term operating margins until the sales personnel become productive and generate revenue. Accordingly, the timing of sales personnel hiring and the rate at which they become productive will affect our future performance. If we are successful in achieving our business objectives, we expect that sales and marketing expenses will decrease as a percentage of revenue over time.

2005 Compared to 2004:    The increase in sales and marketing expenses was primarily due to an increase in the number of sales and marketing employees, as sales and marketing headcount grew to 77 employees as of December 31, 2005 from 32 employees as of December 31, 2004. International headcount growth accounted for 34% of the total headcount increase as we expanded our worldwide sales operations in 2005. The increase in headcount resulted in higher salary expense, employee-related benefits, commissions, travel and entertainment, and recruiting fees. Salaries and commissions accounted for $7.2 million and travel and entertainment expenses accounted for $1.4 million of the $14.1 million increase in sales and marketing expenses. Commission expense increased from 2004 to 2005 due to the substantial increase in revenue. Stock-based compensation expense, which was $482,000 in 2005 compared to $78,000 in 2004, accounted for $404,000 of the increase in sales and marketing expenses. As the number of sales and marketing employees increased, we experienced an increase in facilities costs related to additional space at our headquarters as well as sales offices worldwide.

Research and Development Expenses

Research and development expenses primarily consist of personnel costs and facilities costs. We expense research and development expenses as incurred.

	Year ended December 31,
(dollars in thousands)	2006	2005	2004
Research and development expenses	$19,215	$8,108	$4,266
Percent of total revenue	21%	35%	167%

2006 Compared to 2005:    Research and development expenses increased in the year ended December 31, 2006 compared to the year ended December 31, 2005 due to an increase in personnel and facility related costs as a result of research and development headcount increasing to 109 employees as of December 31, 2006 from 66 employees as of December 31, 2005. Salaries accounted for $5.1 million of the $11.1 million increase in research and development expenses. Stock-based compensation, which was $2.5 million in the year ended December 31, 2006 compared to $397,000 in the year ended December 31, 2005, accounted for $2.1 million of the increase in research and development expenses. In addition, depreciation and related expenses increased as a result of additional information technology assets purchased in the second half of 2005 and in 2006. We plan to continue to invest in research and development as we develop new models and make further enhancements to existing models.

2005 Compared to 2004:    Research and development expenses increased from 2004 to 2005 due to an increase in personnel and facility related costs as a result of research and development headcount increasing to 66 employees as of December 31, 2005 from 29 employees as of December 31, 2004. Salaries accounted for $1.9 million of the $3.8 million increase in research and development expenses. Stock-based compensation, which was $397,000 in 2005 compared to $12,000 in 2004, accounted for $385,000 of the increase in research and development expenses. In addition, depreciation and related expenses increased as a result of additional information technology assets purchased in 2005.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation and related costs for personnel and facilities related to our executive, finance, human resources, information technology and legal organizations, and fees for professional services. Professional services include legal, audit and information technology consulting costs.

	Year ended December 31,
(dollars in thousands)	2006	2005	2004
General and administrative expenses	$9,294	$3,531	$1,033
Percent of total revenue	10%	15%	40%

2006 Compared to 2005:    The increase in general and administrative expenses for the year ended December 31, 2006 compared to the year ended December 31, 2005 is due to an increase in personnel costs, primarily as a result of headcount increasing to 32 employees as of December 31, 2006 from 16 employees as of December 31, 2005, and an increase in professional services fees. Salaries accounted for $1.8 million and professional service fees accounted for $1.7 million of the $5.8 million increase in general and administrative expenses. The additional personnel and professional services fees are primarily to address the legal, finance, human resources, recruiting and information technology functions required of a newly public company. Stock-based compensation, which was $1.5 million in the year ended December 31, 2006 compared to $368,000 in the year ended December 31, 2005, accounted for approximately $1.2 million of the increase in general and administrative expenses. We expect to spend more money on general and administrative expenses as we plan to hire additional personnel and incur costs for the implementation of new infrastructure technology systems. In 2007, we will also incur significant costs related to public company compliance requirements.

2005 Compared to 2004:    The increase in general and administrative expenses from 2004 to 2005 is due to an increase in personnel costs, primarily as a result of a headcount increase to 16 employees as of December 31, 2005 from 5 employees as of December 31, 2004, and an increase in professional services fees. Salaries accounted for $690,000 and professional service fees accounted for $502,000 of the $2.5 million increase in general and administrative expenses. The additional personnel and professional services fees are primarily the result of our on-going efforts to build the legal, finance, human resources, recruiting and information technology functions required of a growing company. Stock-based compensation, which was $368,000 in 2005 compared to $1,000 in 2004, accounted for $367,000 of the increase in general and administrative expenses.

Other Income (Expense), Net

Other income (expense), net consists primarily of interest income, interest expense, warrant expense and foreign currency exchange gains (losses).

	Year ended December 31,
(dollars in thousands)	2006	2005	2004
Interest income	$2,096	$457	$116
Interest expense	(247)	(239)	(94)
Other	(857)	(295)	2

Total other income (expense), net	$992	$(77)	$24

2006 Compared to 2005:    Other income (expense), net increased in 2006 due primarily to interest income on higher cash balances. In February 2006, we received net proceeds of $19.9 million from the issuance of 3,738,318 shares of Series D convertible preferred stock. In September 2006, we received net IPO proceeds of $87.5 million. Interest expense decreased slightly as we paid off the balance of our credit facility on October 2, 2006. Other expense increased due to recording our preferred stock warrants to fair value. In 2006 and 2005 we recorded $644,000 and $230,000 of warrant expense respectively. Subsequent to our IPO, we are no longer required to record the warrants to fair value.

2005 Compared to 2004:    Other income (expense), net decreased in 2005 due primarily to a $230,000 charge we recognized subsequent to the adoption of FASB Staff Position 150-5, Issuer’s Accounting under FASB Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares That Are Redeemable, which required us to classify our preferred stock warrants as liabilities and record them at fair value. Interest expense increased in 2005 due to $1.1 million of additional borrowings under our credit facility in 2005 as compared to 2004. These decreases to other income (expense), net were partially offset by increased interest income. Interest income increased due to average cash balances increasing from $9.0 million in 2004 to $15.8 million in 2005. In December 2004, we received net proceeds of $19.9 million from the issuance of 9,345,796 shares of Series C convertible preferred stock.

Provision for Income Taxes

Since inception, we have incurred operating losses and, accordingly, have not recorded a provision for income taxes for any of the periods presented other than foreign provisions for income tax. As of December 31, 2006, we had net operating loss carryforwards for federal and state income tax purposes of $29.7 million and $30.8 million, respectively. We also had federal and state research and development tax credit carryforwards of approximately $1.1 million. Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. If not utilized, the federal and state net operating loss and tax credit carryforwards will expire between 2013 and 2026. Utilization of these net operating losses and credit carryforwards may be subject to an annual limitation due to provisions of the Internal Revenue Code of 1986, as amended, that are applicable if we experience an “ownership change” that may occur, for example, by a change in significant shareholder allocation or equity structure.

Quarterly Results of Operations

The following table sets forth our unaudited quarterly consolidated statement of operations data for each of the eight quarters ended December 31, 2006. In management’s opinion, the data has been prepared on the same basis as the audited consolidated financial statements included in this Annual Report, and reflects all necessary adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of this data. The results of historical periods are not necessarily indicative of the results of operations for a full year or any future period.

	For the three months ended
(in thousands, except per share data)	2006				2005
	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31
Revenue:
Product	$26,798	$19,303	$14,030	$10,836	$8,467	$5,426	$1,991	$1,875
Support and services	4,930	3,595	2,267	1,523	910	510	316	189
Ratable product and related support and services	2,097	1,720	1,746	1,362	1,228	1,151	593	285

Total revenue	33,825	24,618	18,043	13,721	10,605	7,087	2,900	2,349

Cost of revenue:
Cost of product	8,927	6,211	4,776	3,590	2,584	1,812	873	574
Cost of support and services	1,897	1,304	855	692	543	306	215	212
Cost of ratable product and related support and services	456	390	557	497	493	474	336	172

Total cost of revenue	11,280	7,905	6,188	4,779	3,620	2,592	1,424	958

Gross profit	22,545	16,713	11,855	8,942	6,985	4,495	1,476	1,391
Operating expenses	26,094	19,458	17,948	13,089	11,563	8,040	6,613	5,145

Operating loss	(3,549)	(2,745)	(6,093)	(4,147)	(4,578)	(3,545)	(5,137)	(3,754)
Other income (expense), net	1,286	(275)	83	(102)	(114)	(56)	41	52

Loss before provision for income taxes and cumulative effect of change in accounting principle	(2,263)	(3,020)	(6,010)	(4,249)	(4,692)	(3,601)	(5,096)	(3,702)
Provision for income taxes	148	77	41	37	33	9	7	6

Loss before cumulative effect of change in accounting principle	(2,411)	(3,097)	(6,051)	(4,286)	(4,725)	(3,610)	(5,103)	(3,708)
Cumulative effect of change in accounting principle	—	—	—	—	—	280	—	—

Net loss	$(2,411)	$(3,097)	$(6,051)	$(4,286)	$(4,725)	$(3,890)	$(5,103)	$(3,708)

Net loss per share, basic and diluted	$(0.04)	$(0.16)	$(0.46)	$(0.36)	$(0.43)	$(0.39)	$(0.58)	$(0.47)

Stock-based compensation expense included in above	$4,786	$2,080	$1,457	$895	$554	$434	$237	$62

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

Commencing with the first shipment of our products in the second quarter of 2004, revenue has increased sequentially in each of the quarters presented, due to increases in the number of products sold to new and existing customers, international expansion, and, beginning in the third quarter of 2005, the recognition of reseller product revenue upon shipment due to the establishment of VSOE of fair value of product support on reseller arrangements. Prior to the third quarter of 2005, we recognized product revenue on transactions sold through resellers ratably over the life of the support contract, typically 12 months. Subsequent to the third quarter of 2005, the dollar value of revenue and percentage of total revenue derived from such reseller arrangements that are recognized ratably has decreased and is expected to continue to decrease each quarter as revenue from reseller arrangements are no longer recognized over the life of the arrangement.

Operating expenses in all quarters increased sequentially as we continued to add headcount and related costs to accommodate the growing business.

In the third quarter of 2005, we adopted FASB Staff Position 150-5, Issuer’s Accounting under FASB Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares That Are Redeemable. This Staff Position affirmed that our preferred stock warrants were subject to the requirements in Statement 150, regardless of the timing of the redemption feature or the redemption price and required us to classify the warrants as liabilities and adjust them to fair value at each reporting period. We recorded a $280,000 cumulative charge for adoption as of July 1, 2005, reflecting the fair value of the warrants as of that date, and $120,000, $110,000, $172,000, $43,000 and $429,000 of additional expense that was recorded in other income (expense), net in the quarters ended September 30, 2005, December 31, 2005, March 31, 2006, June 30, 2006 and September 30, 2006, respectively, to reflect the increase in fair value of the warrants. Subsequent to our IPO and the associated conversion of our outstanding convertible preferred stock to common stock, the warrants were reclassified to common stock and additional paid in capital and are no longer subject to remeasurement.

Liquidity and Capital Resources

	As of December 31,
(in thousands)	2006	2005	2004
Working capital	$101,319	$6,411	$23,382
Cash and cash equivalents	105,330	10,410	23,380
Marketable securities	3,999	—	—

	Year ended December 31,
(in thousands)	2006	2005	2004
Cash provided by (used in) operating activities	$297	$(12,505)	$(9,783)
Cash (used in) investing activities	(10,509)	(2,401)	(667)
Cash provided by financing activities	105,090	1,988	21,119

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments in time deposits held at major banks, commercial paper, United States government agency discount notes, money market mutual funds and other money market securities with maturities at the date of purchase of 90 days or less.

Prior to our IPO in September 2006, we funded our operations primarily through private sales of our convertible preferred stock and collections from our customers and, to a lesser extent, borrowings under a credit facility. In February 2006, we completed the sale of our Series D convertible preferred stock with aggregate net proceeds of $19.9 million. In September 2006, we completed our IPO which provided us with aggregate net proceeds of $87.5 million.

Pursuant to certain lease agreements and as security for our merchant services agreement with our financial institution, we are required to maintain cash reserves, classified as restricted cash.

Current restricted cash totaled $121,000 and $122,000 at December 31, 2006 and 2005, respectively, and long-term restricted cash totaled $1.5 million and $85,000 at December 31, 2006 and 2005, respectively. Long-term restricted cash consists primarily of a $1.4 million letter of credit for the security deposit on the lease of our corporate headquarters and is restricted until the end of the lease term on August 30, 2010.

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

Cash Flows from Operating Activities

Prior to 2006, we experienced negative cash flows from operations as we continued to expand our business and build our infrastructure domestically and internationally. We had positive cash flows from operations in the year ended December 31, 2006. Our cash flows from operating activities will continue to be affected principally by the extent to which we grow our revenue and spend on increasing personnel in order to grow our business. The timing of hiring sales personnel in particular affects cash flows as there is a lag between the hiring of sales personnel and the generation of revenue and cash flows from sales personnel. To a lesser extent, the start-up costs associated with international expansion have also negatively affected our cash flows from operations. Our largest source of operating cash flows is cash collections from our customers. Our primary uses of cash from operating activities are for personnel related expenditures, cost of product, rent payments and technology costs.

Cash provided by operating activities was $297,000 in the year ended December 31, 2006 compared to cash used in operations of $12.5 million in the year ended December 31, 2005 due to our high revenue growth, resulting in a lower net loss as well as improvements in working capital.

Cash used in operating activities increased from 2004 to 2005 due to our increased net loss resulting from higher operating expenses to support our growth in 2005. Additionally, inventory purchases increased in 2005 as our sales volumes were higher in 2005 as compared to 2004.

Cash Flows from Investing Activities

Cash flows used in investing activities primarily relate to capital expenditures to support our growth and investments in marketable securities.

Cash used in investing activities increased in the year ended December 31, 2006 compared to the year ended December 31, 2005 due to increased capital expenditures and restricted cash. Capital expenditures in the year ended December 31, 2006 primarily related to increased research and development lab equipment expenditures, increased computer equipment for new employees and increased software for internal use as we began to implement new systems.

Cash used in investing activities increased from 2004 to 2005 due to increased capital expenditures. Research and development lab equipment expenditures, consisting of servers, switches, and other equipment used to test our products, represented 56% of total additions in 2005.

Cash Flows from Financing Activities

Prior to September 2006, we financed our operations primarily through private sales of convertible preferred stock totaling $56.3 million and collections from customers and, to a lesser extent, borrowings under our credit facility. In February 2006, we sold 3,738,318 shares of our Series D convertible preferred stock for net proceeds of $19.9 million. In September 2006, we completed our IPO and received net proceeds of $87.5 million.

On June 7, 2004, we entered into a loan and security agreement with a financial institution for a $2.5 million credit facility, and we borrowed $1.4 million and $1.1 million in 2004 and 2005, respectively. We made principal payments of $938,000 in the first nine months of 2006 and repaid the remaining balance on our loan on October 2, 2006 from the proceeds of our IPO.

We believe that our net proceeds from operations, together with our cash balance at December 31, 2006, will be sufficient to fund our projected operating requirements for at least the next 12 months. We may need to raise additional capital or incur additional indebtedness to continue to fund our operations in the future. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of expansion into new territories, the timing of introductions of new products and enhancements to existing products, and the continuing market acceptance of our products. We may enter into arrangements for potential investments in, or acquisitions of, complementary businesses, services or technologies, which also could require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Contractual Obligations

The following is a summary of our contractual obligations as of December 31, 2006:

	Year ending December 31,
	Total	2007	2008	2009	2010	2011 and beyond
	(in thousands)
Other Contractual Obligations
Operating leases (1)	$8,152	$2,356	$2,477	$2,054	$1,177	$88
Purchase obligations (2)	160	85	50	23	2	—

Total contractual obligations	$8,312	$2,441	$2,527	$2,077	$1,179	$88

(1)	In 2007, we entered into a new operating lease. The operating lease amounts presented do not reflect the impact of this 2007 lease as it was entered into subsequent to December 31, 2006. As a result of this lease, our operating lease obligations increased by $1.2 million, representing an increase of $146,000 in 2007, $222,000 in 2008, $236,000 in 2009, $245,000 in 2010 and $335,000 in 2011 and beyond.
(2)	Represents amounts associated with agreements that are enforceable, legally binding and specify terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of payment. Obligations under contracts that we can cancel without a significant penalty are not included in the table above.

Off-Balance Sheet Arrangements

At December 31, 2006 and 2005, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes, nor did we have any undisclosed material transactions or commitments involving related persons or entities.

Other

At December 31, 2006, we did not have commercial commitments under lines of credit, standby repurchase obligations or other such debt arrangements.

Recent Accounting Pronouncements

See Note 17 of “Notes to Consolidated Financial Statements” for recent accounting pronouncements that could have an effect on us.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

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

Interest Rate Sensitivity

We had unrestricted cash and cash equivalents totaling $105.3 million and $10.4 million at December 31, 2006 and 2005, respectively. These amounts were invested primarily in money market funds. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income. If overall interest rates had fallen by 10% in 2006, our interest income would have declined approximately $208,000, assuming consistent investment levels.

Item 8.    Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The following financial statements are filed as part of this Annual Report

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Riverbed Technology, Inc.

We have audited the accompanying consolidated balance sheets of Riverbed Technology, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Riverbed Technology, Inc. as of December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, under the heading Stock-Based Compensation, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”, effective January 1, 2006.

As discussed in Note 2 to the consolidated financial statements, the Company adopted FASB Staff Position 150-5 (FSP 105-5) “Issuer’s Accounting under FASB Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares that are Redeemable,” during the year ended December 31, 2005.

/s/    ERNST & YOUNG LLP

San Francisco, California

February 8, 2007

RIVERBED TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	As of December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$105,330	$10,410
Marketable securities	3,999	—
Trade receivables, net of allowances of $472 and $90 as of December 31, 2006 and 2005	18,148	5,357
Other receivables	118	128
Inventory	7,452	3,530
Prepaid expenses and other current assets	5,438	1,650

Total current assets	140,485	21,075

Fixed assets, net	7,718	2,324
Other assets	2,566	245

Total assets	$150,769	$23,644

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$11,113	$3,970
Current portion of long-term debt	—	1,250
Accrued compensation and related benefits	8,285	2,880
Other accrued liabilities	2,931	1,079
Preferred stock warrant liability	—	594
Deferred revenue	16,837	4,891

Total current liabilities	39,166	14,664

Long-term debt, net of current portion	—	1,211
Deferred revenue non-current	2,245	708
Other long-term liabilities	378	587

Total long-term liabilities	2,623	2,506

Commitments and contingencies
Convertible preferred stock	—	36,385
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value — 30,000 shares authorized, no shares outstanding	—	—
Common stock and additional paid-in-capital; $0.0001 par value — 600,000 and 60,000 shares authorized as of December 31, 2006 and 2005, 66,180 and 16,721 shares issued and outstanding as of December 31, 2006 and 2005	162,033	10,130
Deferred stock-based compensation	(5,704)	(8,495)
Accumulated deficit	(47,333)	(31,488)
Accumulated other comprehensive loss	(16)	(58)

Total stockholders’ equity (deficit)	108,980	(29,911)

Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$150,769	$23,644

See Notes to Consolidated Financial Statements.

RIVERBED TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year ended December 31,
	2006	2005	2004
Revenue:
Product	$70,967	$17,759	$2,325
Support and services	12,315	1,925	106
Ratable product and related support and services	6,925	3,257	131

Total revenue	90,207	22,941	2,562

Cost of revenue:
Cost of product	23,504	5,843	806
Cost of support and services	4,748	1,276	508
Cost of ratable product and related support and services	1,900	1,475	209

Total cost of revenue	30,152	8,594	1,523

Gross profit	60,055	14,347	1,039

Operating expenses:
Sales and marketing	48,080	19,722	5,586
Research and development	19,215	8,108	4,266
General and administrative	9,294	3,531	1,033

Total operating expenses	76,589	31,361	10,885

Operating loss	(16,534)	(17,014)	(9,846)

Other income (expense), net:
Interest income	2,096	457	116
Interest expense	(247)	(239)	(94)
Other	(857)	(295)	2

Total other income (expense), net	992	(77)	24

Loss before provision for income taxes and cumulative effect of change in accounting principle	(15,542)	(17,091)	(9,822)
Provision for income taxes	303	55	5

Loss before cumulative effect of change in accounting principle	(15,845)	(17,146)	(9,827)
Cumulative effect of change in accounting principle	—	280	—

Net loss	$(15,845)	$(17,426)	$(9,827)

Net loss per share, basic and diluted	$(0.59)	$(1.85)	$(1.71)

Shares used in computing basic and diluted net loss per share	26,977	9,401	5,760

Stock-based compensation expense included in above:
Cost of support and services	$520	$40	$1
Sales and marketing	4,636	482	78
Research and development	2,541	397	12
General and administrative	1,521	368	1

Total stock-based compensation expense	$9,218	$1,287	$92

See Notes to Consolidated Financial Statements.

RIVERBED TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

For the Years Ended December 31, 2006, 2005 and 2004

(in thousands)

	Convertible Preferred Stock		Common Stock And Additional Paid-in-Capital		Deferred Stock-Based Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2003	26,358	$16,453	11,653	$12	$—	$(4,235)	$—	$(4,223)
Issuance of Series B warrants in connection with financing	—	70	—	—	—	—	—	—
Issuance of Series C preferred stock for cash net of issuance costs of $54	9,346	19,946	—	—	—	—	—	—
Stock options exercised	—	—	1,724	170	—	—	—	170
Stock options repurchased	—	—	(105)	(5)	—	—	—	(5)
Reclassification of options exercised but not vested	—	—	—	(132)	—	—	—	(132)
Deferred stock-based compensation related to options granted to employees	—	—	—	567	(567)	—	—	—
Amortization of deferred stock-based compensation, net of reversals for terminated employees	—	—	—	—	92	—	—	92
Comprehensive loss:
Currency translation adjustments	—	—	—	—	—	—	(6)	(6)
Net loss	—	—	—	—	—	(9,827)	—	(9,827)

Comprehensive loss	—	—	—	—	—	—	—	(9,833)

Balance at December 31, 2004	35,704	36,469	13,272	612	(475)	(14,062)	(6)	(13,931)
Stock options exercised	—	—	3,652	940	—	—	—	940
Stock options repurchased	—	—	(203)	(18)	—	—	—	(18)
Reclassification of options exercised but not vested	—	—	—	(711)	—	—	—	(711)
Deferred stock-based compensation related to options granted to employees	—	—	—	9,307	(9,307)	—	—	—
Amortization of deferred stock-based compensation, net of reversals for terminated employees	—	—	—	—	1,287	—	—	1,287
Reclassification of warrants to liabilities (Note 2)	—	(84)	—	—	—	—	—	—
Comprehensive loss:
Currency translation adjustments	—	—	—	—	—	—	(52)	(52)
Net loss	—	—	—	—	—	(17,426)	—	(17,426)

Comprehensive loss	—	—	—	—	—	—	—	(17,478)

Balance at December 31, 2005	35,704	36,385	16,721	10,130	(8,495)	(31,488)	(58)	(29,911)

RIVERBED TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

For the Years Ended December 31, 2006, 2005 and 2004 — (Continued)

(in thousands)

	Convertible Preferred Stock		Common Stock And Additional Paid-in-Capital		Deferred Stock-Based Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
Issuance of Series D preferred stock for cash net of issuance costs of $85	3,738	$19,915	—	$—	$—	$—	$—	$—
Preferred stock converted to common at IPO	(39,442)	(56,300)	39,442	56,300	—	—	—	56,300
Proceeds from IPO, net of expenses	—	—	9,990	87,496	—	—	—	87,496
Stock options exercised	—	—	254	213	—	—	—	213
Stock options repurchased	—	—	(325)	(34)	—	—	—	(34)
Reclassification of options exercised but not vested	—	—	—	263	—	—	—	263
Reclassification of warrant liability upon IPO	—	—	—	1,238	—	—	—	1,238
Warrant exercise	—	—	98	—	—	—	—	—
Amortization of deferred stock-based compensation related to options granted to employees net of reversals for terminated employees	—	—	—	(389)	2,791	—	—	2,402
Stock-based compensation	—	—	—	6,816	—	—	—	6,816
Comprehensive loss:
Currency translation adjustments	—	—	—	—	—	—	42	42
Net loss	—	—	—	—	—	(15,845)	—	(15,845)

Comprehensive loss	—	—	—	—	—	—	—	(15,803)

Balance at December 31, 2006	—	$—	66,180	$162,033	$(5,704)	$(47,333)	$(16)	$108,980

See Notes to Consolidated Financial Statements.

RIVERBED TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2006	2005	2004
Operating Activities:
Net loss	$(15,845)	$(17,426)	$(9,827)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,037	831	245
Stock-based compensation	9,218	1,287	92
Amortization of warrants	39	21	22
Revaluation of warrants to fair value	644	230	—
Cumulative effect of change in accounting principle	—	280	—
Provision for trade receivable allowances	474	75	31
Changes in operating assets and liabilities:
(Increase) in trade receivables	(13,266)	(4,049)	(1,413)
(Increase) in inventory	(5,186)	(2,901)	(771)
(Increase) in prepaid expenses and other assets	(3,887)	(1,295)	(370)
Increase in accounts payable and other current liabilities	12,362	5,673	1,323
Increase in income taxes payable	224	50	5
Increase in deferred revenue	13,483	4,719	880

Net cash provided by (used in) operating activities	297	(12,505)	(9,783)

Investing Activities:
Capital expenditures	(5,110)	(2,259)	(601)
Purchase of available for sale securities	(3,999)	—	—
Increase in other assets	(1,400)	(142)	(66)

Net cash used in investing activities	(10,509)	(2,401)	(667)

Financing Activities:
Proceeds from issuance of convertible preferred stock, net of issuance costs	19,915	—	19,946
Proceeds from Initial Public Offering, net of expenses	87,496	—	—
Proceeds from issuance of common stock, net of repurchases	179	922	165
Payments of debt	(2,500)	—	(426)
Proceeds from issuance of debt	—	1,066	1,434

Net cash provided by financing activities	105,090	1,988	21,119

Effect of exchange rate changes on cash and cash equivalents	42	(52)	(6)

Net increase (decrease) in cash and cash equivalents	94,920	(12,970)	10,663
Cash and cash equivalents at beginning of period	10,410	23,380	12,717

Cash and cash equivalents at end of period	$105,330	$10,410	$23,380

Supplemental schedule of cash flow data:
Cash paid for interest	$206	$219	$71
Cash paid for income taxes	79	4	—

See Notes to Consolidated Financial Statements.

RIVERBED TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization

Riverbed Technology, Inc. was founded on May 23, 2002 and has developed a comprehensive solution to the fundamental problems of wide-area distributed computing. Our Steelhead appliances enable our customers simply and efficiently to improve the performance of their applications and access to their data over wide area networks (WANs). We began commercial shipments of our products in May 2004.

Initial Public Offering

In September 2006, we completed our initial public offering (IPO) of common stock in which we sold and issued 9,990,321 shares of our common stock, including 1,290,321 shares sold by us pursuant to the underwriters’ full exercise of their over-allotment option, at an issue price of $9.75 per share. We raised a total of $97.4 million in gross proceeds from the IPO, or approximately $87.5 million in net proceeds after deducting underwriting discounts and commissions of $6.8 million and other offering costs of $3.1 million. Upon the closing of the IPO, all shares of convertible preferred stock outstanding automatically converted into 39,441,439 shares of common stock.

Significant Accounting Policies

Basis of Financial Statements

The consolidated financial statements include our accounts and the accounts of our wholly owned subsidiaries. Intercompany transactions and balances have been eliminated. Certain prior period balances have been reclassified to conform to current period presentation.

Use of Estimates

Our consolidated financial statements are prepared in accordance with GAAP. These accounting principles require us to make certain estimates and judgments that can affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the periods presented. Significant estimates and assumptions made by management include the determination of the fair value of stock awards issued, the allowance for doubtful accounts, and inventory valuation. We believe that the estimates and judgments upon which we rely are reasonable based upon information available to us at the time that these estimates and judgments are made. To the extent there are material differences between these estimates and actual results, our consolidated financial statements will be affected.

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

RIVERBED TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

We use the residual method to recognize revenue when a product agreement includes one or more elements to be delivered at a future date and vendor specific objective evidence (VSOE) of the fair value of all undelivered elements exists. Through December 31, 2006, in virtually all of our contracts, the only element that remained undelivered at the time of delivery of the product was support and updates. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the contract fee is recognized as product revenue. If evidence of the fair value of one or more undelivered elements does not exist, all revenue is generally deferred and recognized when delivery of those elements occurs or when fair value can be established. When the undelivered element is support, revenue for the entire arrangement is bundled and recognized ratably over the support period. Revenue related to these arrangements is included in ratable product and related support and services revenue in the accompanying consolidated statements of operations. VSOE of fair value for elements of an arrangement is based upon the normal pricing and discounting practices for those services when sold separately and for support and updates is additionally measured by the renewal rate offered to the customer. Prior to the third quarter of 2005, we had not established VSOE for the fair value of support contracts provided to our reseller class of customers. As such, prior to the third quarter of 2005, we recognized all revenue on transactions sold through resellers ratably over the term of the support contract, typically one year. Beginning in the third quarter of 2005, we determined that we had established VSOE of fair value of support for products sold to resellers, and began recognizing product revenue upon delivery, provided the remaining criteria for revenue recognition had been met.

In 2005, we began to distribute our products through OEM partners. We distribute our products through OEM partners by licensing our software for a royalty to OEMs who embed it on their appliance hardware and sell it under their own brand name. Our OEM agreements include certain technology development, training and support obligations. Through March 31, 2006, we had not established VSOE for our future obligations such as training and consulting to our OEM partners and all revenue on such agreements had been deferred through March 31, 2006. In the quarter ended June 30, 2006, we satisfied all future obligations to one OEM, except for support. As such, in the second quarter we began amortizing revenue relating to this OEM arrangement over the remaining support period for each sale made under the arrangement. In the year ended December 31, 2006, we recognized $2.2 million of ratable revenue relating to this OEM arrangement, which is classified as ratable product and related support and services revenue in the accompanying consolidated statements of operation.

Our fees are typically considered to be fixed or determinable at the inception of an arrangement, generally based on specific products and quantities to be delivered. Substantially all of our contracts do not include rights of return or acceptance provisions. To the extent that our agreements contain such

RIVERBED TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In accordance with APB 25, stock-based compensation expense, which is a non-cash charge, resulted from stock option grants at exercise prices that, for financial reporting purposes, were deemed to be below the estimated fair value of the underlying common stock on the date of grant. During the years ended December 31, 2005 and 2004, we granted options to employees to purchase a total of 7,821,750 shares of common stock at exercise prices ranging from $0.10 to $1.75 per share. In connection with the preparation of our financial statements, we reassessed the estimated fair value of our common stock in light of the expected completion of our IPO. Based upon the reassessment, we determined that the reassessed fair value of the options to purchase 7,821,750 shares of common stock granted in 2004 and 2005 ranged from $0.10 to $4.07 per share. As a result of the reassessed fair value of options granted, we recorded deferred stock-based compensation relative to these options of $9.3 million and $567,000 in the years ended December 31, 2005 and 2004, respectively, which is being amortized over the service period, which generally corresponds to the vesting period of the applicable options on a straight-line basis. During the years ended December 31, 2006, 2005 and 2004 respectively, we amortized $2.4 million, $1.3 million and $92,000 of deferred compensation expense, net of reversals, relative to these options, respectively.

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment, using the prospective transition method, which requires us to apply the provisions of SFAS 123(R) to new awards granted, and to awards modified, repurchased or cancelled, after the effective date. Under this transition method, stock-based compensation expense recognized beginning January 1, 2006 is based on a combination of the following: (a) the grant-date fair value of stock option and employee stock purchase plan awards granted or modified after January 1, 2006; and (b) the amortization of deferred stock-based compensation related to stock option awards granted prior to January 1, 2006, which was calculated using the intrinsic value method as previously permitted under APB 25.

Under SFAS 123(R), we estimated the fair value of stock options granted using the Black-Scholes option-pricing formula and a single option award approach. This model utilizes the estimated

RIVERBED TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fair value of common stock and requires that, at the date of grant, we use the expected term of the option, the expected volatility of the price of our common stock, risk free interest rates and expected dividend yield of our common stock. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Options typically vest with respect to 25% of the shares one year after the options’ vesting commencement date and the remainder ratably on a monthly basis over the following three years. Employee stock purchase plan shares typically vest over two years, and include two purchase dates per year.

The fair value of options granted and employee stock purchase plan shares were estimated at the date of grant using the following assumptions:

Year ended December 31, 2006
Employee and Director Stock Options
Expected life in years	4.5 – 6.1
Risk-free interest rate	4.6% – 5.1%
Volatility	62% – 81%
Dividend yield	—
Weighted average fair value of grants	$3.67 – $18.40
Employee Stock Purchase Plan
Expected life in years	0.5 – 2.0
Risk-free interest rate	4.8% – 5.1%
Volatility	42% – 47%
Dividend yield	—
Weighted average fair value of grants	$15.02 – $15.52

The expected term represents the period that stock-based awards are expected to be outstanding, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of our stock-based awards. For the year ended December 31, 2006, we have elected to use the simplified method of determining the expected term of stock options as permitted by SEC Staff Accounting Bulletin 107. The computation of expected volatility for the year ended December 31, 2006 is based on the historical volatility of comparable companies from a representative peer group selected based on industry and market capitalization data. As required by SFAS 123(R), management estimated expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest.

For the year ended December 31, 2006, the total compensation cost related to stock options granted under SFAS 123(R) to employees and directors but not yet recognized was approximately $25.0 million, net of estimated forfeitures of $467,000. This cost will be amortized on a straight-line basis over the vesting period, which is typically 4 years. Amortization in the year ended December 31, 2006 was $3.5 million.

For the year ended December 31, 2006, the total compensation cost related to the employee stock purchase plan under SFAS 123(R) to employees and directors was approximately $22.7 million. This cost will be amortized on a straight-line basis over the vesting period, which is 2 years. Amortization in the year ended December 31, 2006 was $2.5 million.

In 2006 and 2005, we issued performance based stock option awards to purchase 15,000 and 150,000 shares, respectively, of our common stock. We recorded $624,000 and $41,000 of stock-

RIVERBED TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

based compensation expense in the year ended December 31, 2006 and 2005, respectively, related to these awards.

In 2006, we accelerated the vesting of 42,188 unvested shares held by former employees. As a result of the modifications, we recognized additional compensation expense of $233,000 in 2006.

As a result of adopting SFAS 123(R) on January 1, 2006, our loss before income taxes and net loss for the year ended December 31, 2006, was $6.2 million higher than if we had continued to account for stock-based compensation under APB 25. Basic and diluted loss per share for the year ended December 31, 2006 were $0.23 higher than if we had continued to account for stock-based compensation under APB 25. We account for stock compensation arrangements with non-employees in accordance with SFAS 123 and Emerging Issues Task Force, or EITF, No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, using a fair value approach. For stock options granted to non-employees, the fair value of the stock options is estimated using a Black-Scholes valuation model. Stock compensation expense associated with non-employees has been immaterial to date.

Inventory Valuation

Inventories consist of hardware and related component parts and are stated at the lower of cost (on a first-in, first-out basis) or market. A large portion of our inventory relates to evaluation units located at customer locations as some of our customers test our equipment prior to purchasing. Inventory that is obsolete or in excess of our forecasted demand is written down to estimated realizable value based on historical usage, expected demand, and evaluation unit conversion rate and age. Inherent in our estimates of market value in determining inventory valuation are estimates related to economic trends, future demand for our products and technological obsolescence of our products. Inventory write-downs are reflected as cost of product and amounted to approximately $1.5 million, $772,000 and $174,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Allowances for Doubtful Accounts

We make judgments as to our ability to collect outstanding receivables and provide allowances for the portion of trade receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. For those invoices not specifically reviewed, provisions are provided at differing rates, based upon the age of the receivable. In determining these rates, we analyze our historical collection experience and current economic trends. The allowance for doubtful accounts was $472,000 and $90,000 at December 31, 2006 and 2005.

Software Development Costs

We account for costs incurred for computer software purchased or developed for internal use in accordance with Statement of position 98-1 (SOP 98-1), Accounting for the Cost of Computer Software Developed or Obtained for Internal Use. SOP 98-1 requires companies to capitalize qualifying computer software costs, which are incurred during the application development stage and amortize them over the software’s estimated useful life.

We capitalized $1.3 million, $69,000 and $0 in internal use software during the years ended December 31, 2006, 2005 and 2004, respectively. Amortization expense related to these assets totaled $43,000, $31,000 and $0 during the years ended December 31, 2006, 2005 and 2004,

RIVERBED TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respectively. We did not record amortization on $1.3 million of 2006 additions to software development costs as the software was not placed into service as of December 31, 2006.

Warranty Reserve

Upon shipment of products to our customers, we provide for the estimated cost to repair or replace products that may be returned under warranty. Our warranty period is typically 12 months from the date of shipment to the end-user customer for hardware and 90 days for software. For existing products, the reserve is estimated based on actual historical experience. For new products, the warranty reserve is based on historical experience of similar products until such time as sufficient historical data has been collected for the new product. Warranty reserves amounted to approximately $735,000 and $138,000 at December 31, 2006 and 2005.

The following is a summary of the warranty reserve activity for the three years ended December 31, 2006:

(in thousands)	Beginning balance	Additions charged to operations	Warranty costs incurred	Ending balance
Warranty reserve analysis:
Year ended December 31, 2004	$—	$45	$—	$45

Year ended December 31, 2005	$45	$382	(289)	$138

Year ended December 31, 2006	$138	$1,226	$(629)	$735

Cash and Cash Equivalents

We consider all highly liquid investments purchased with remaining maturities at the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents are stated at cost, which approximates fair value.

Marketable Securities

We determine the appropriate classification of investments in marketable securities at the time of purchase in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities and reevaluate such determination at each balance sheet date. Securities, which are classified as available for sale at December 31, 2006, are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. Unrealized gains and losses to date have been immaterial. Fair value is determined based on quoted market rates. Realized gains and losses and declines in value judged to be other-than-temporary on securities available for sale are included as a component of interest income. The cost of securities sold is based on the specific-identification method. Interest on securities classified as available for sale is included as a component of interest income.

Deferred Inventory Costs

When our products have been delivered, but the product revenue associated with the arrangement has been deferred as a result of not meeting the revenue recognition criteria in SOP 97-2,

RIVERBED TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

we also defer the related inventory costs for the delivered items in accordance with Accounting Research Bulletin 43 Restatement and Revision of Accounting Research Bulletins.

Spares

We hold spare parts to service our customers who purchase support. We classify spare parts as other long term assets and amortize the spares over an estimated useful life of three years. At December 31, 2006 and 2005 our spares balance was $876,000 and $0, respectively. In 2006, we amortized $192,000 to cost of support and services relating to spares.

Accounting for Income Taxes

We account for income taxes in accordance with FASB Statement No. 109, Accounting for Income Taxes. Deferred income taxes are recorded for the expected tax consequences of temporary differences between the tax bases of assets and liabilities for financial reporting purposes and amounts recognized for income tax purposes. We record a valuation allowance to reduce our deferred tax assets to the amount of future tax benefit that is more likely than not to be realized.

Concentration of Credit Risk

Financial instruments that are potentially subject to concentrations of credit risk consist primarily of cash, cash equivalents, marketable securities and trade receivables. Investment policies have been implemented that limit investments to investment grade securities. The risk with respect to trade receivables is mitigated by credit evaluations we perform on our customers and by the diversification of our customer base. Collateral is not required for trade receivables. We did not have any customer that represented more than 10% of our revenue in 2006 or 2005. In 2004, we had one customer that represented 10.4% of revenue.

We outsource the production of our hardware to third-party manufacturing facilities. Some of the components in our products are available only from single or limited sources of supply. Through December 31, 2006, we had no long-term contractual commitment with any manufacturer.

Foreign Currency Translation

While the majority of our revenue contracts are denominated in United States dollars, we have operating expenses in various foreign currencies. The functional currency of a foreign operation is the local country’s currency. Consequently, expenses of operations outside the United States are translated into United States dollars using average exchange rates for the period reported while assets and liabilities of operations outside the United States are translated into United States dollars using end of period exchange rates. The effects of foreign currency translation adjustments not affecting accumulated deficit are included in stockholders’ equity (deficit) as a component of accumulated other comprehensive income (loss) in the accompanying consolidated balance sheets.

Comprehensive Income (Loss)

Comprehensive loss consists of other comprehensive income and net loss. Other comprehensive income includes certain changes in equity that are excluded from net loss. Specifically, cumulative foreign currency translation adjustments are included in accumulated other comprehensive income.

RIVERBED TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Comprehensive loss has been reflected in the consolidated statements of convertible preferred stock and stockholders’ equity (deficit).

Accumulated other comprehensive loss was $16,000 and $58,000 December 31, 2006 and 2005, resulting entirely from cumulative foreign currency translation.

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

Advertising

All advertising costs are expensed as incurred. Advertising expenses were $295,000, $836,000 and $379,000 for the years ended December 31, 2006, 2005 and 2004.

Research and Development

All costs to develop our products are expensed as incurred. Software development costs are capitalized beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. Generally, our products are released soon after technological feasibility has been established. As a result, costs subsequent to achieving technological feasibility have not been significant and all software development costs have been expensed as incurred.

Freestanding Preferred Stock Warrants

Freestanding warrants and other similar instruments related to shares that are redeemable are accounted for in accordance with FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. On March 31, 2003, we issued a warrant for the purchase of 32,967 shares of Series A convertible preferred stock with an exercise price of $0.455 per share. On June 7, 2004, we issued warrants for the purchase of 100,000 shares of Series B convertible preferred stock with an exercise price of $0.836 per share. Under Statement No. 150, these warrants that were related to our convertible preferred stock were classified as liabilities on the consolidated balance sheet. The warrants were subject to re-measurement at each balance sheet date and any change in fair value was recognized as a component of other income (expense), net. Subsequent to the IPO and the associated conversion of our outstanding convertible preferred stock to common stock, the warrants were reclassified to common stock and additional paid-in-capital and are no longer subject to re-measurement. During the year ended December 31, 2006, the warrants to purchase 100,000 common shares were exercised.

2.    CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

On June 29, 2005, the FASB issued Staff Position 150-5, Issuer’s Accounting under FASB Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares That Are

RIVERBED TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Redeemable. Under Statement 150, the freestanding warrants that were related to our convertible preferred stock were classified as liabilities and were recorded at fair value. We previously accounted for freestanding warrants for the purchase of our convertible preferred stock under EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. We adopted FSP 150-5 and accounted for the cumulative effect of the change in accounting principle as of the beginning of the third quarter of 2005. For the year ended December 31, 2005, the impact of the change in accounting principle was to increase net loss by $510,000, or $0.05 per share. The impact consists of a $280,000 cumulative charge for adoption as of July 1, 2005, reflecting the fair value of the warrants as of that date, and $230,000 of additional expense that has been recorded in other income (expense), net to reflect the increase in fair value between July 1, 2005 and December 31, 2005. In the year ended December 31, 2006 (through the date of our IPO), we recorded $644,000 of additional expense reflected as other income (expense), net to reflect the increase in the fair value of the warrants.

The impact of the cumulative effect of change in accounting principle on net loss per common share was as follows:

	Year ended December 31,
	2006	2005	2004
Net loss per common share, basic and diluted:
Loss before cumulative effect of change in accounting principle	$(0.59)	$(1.82)	$(1.71)
Cumulative effect of change in accounting principle	—	(0.03)	—

Net loss	$(0.59)	$(1.85)	$(1.71)

Shares used in computing basic and diluted net loss per common share (in thousands)	26,977	9,401	5,760

3.    NET LOSS PER SHARE

Basic net loss per share is computed by dividing net loss by the weighted average number of vested common shares outstanding during the period. Diluted net loss per share is computed by giving effect to all potential dilutive common shares, including options, common stock subject to repurchase, warrants and convertible preferred stock.

The following table sets forth the computation of loss per share:

	Year ended December 31,
(in thousands, except per share data)	2006	2005	2004
Net loss	$(15,845)	$(17,426)	$(9,827)

Weighted average common shares outstanding net of weighted-average common shares subject to repurchase	26,977	9,401	5,760

Basic and diluted net loss per share	$(0.59)	$(1.85)	$(1.71)

RIVERBED TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following weighted average outstanding options, common stock subject to repurchase and convertible preferred stock were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an antidilutive effect:

	Year ended December 31,
(in thousands)	2006	2005	2004
Options to purchase common stock and common stock subject to repurchase	7,715	8,113	7,264
Convertible preferred stock (as converted basis)	28,045	35,704	35,704
Convertible preferred stock warrants (as converted basis)	125	133	133

4.    CASH, CASH EQUIVALENTS AND SHORT TERM INVESTMENTS

Cash, Cash Equivalents and Marketable Securities

Cash and cash equivalents consist primarily of highly liquid investments in time deposits held at major banks, commercial paper, United States government agency discount notes, money market mutual funds and other money market securities with remaining maturities at the date of purchase of 90 days or less. The carrying value of cash and cash equivalents at December 31, 2006 and 2005 was approximately $105.3 million and $10.4 million, and the weighted average interest rates were 5.3% and 3.1%, respectively. The carrying value approximates fair value at December 31, 2006 and 2005.

Marketable securities consist of commercial paper and certificates of deposit with original maturities of one year of less. As of December 31, 2006, amortized cost of marketable securities equals fair value.

Restricted Cash

Pursuant to certain lease agreements and as security for our merchant services agreement with our financial institution, we are required to maintain cash reserves, classified as restricted cash. Current restricted cash totaled $121,000 and $122,000 at December 31, 2006 and 2005, respectively, and long-term restricted cash totaled $1.5 million and $85,000 at December 31, 2006 and 2005, respectively. Long-term restricted cash consists primarily of a $1.4 million letter of credit for the security deposit on the lease of our corporate headquarters and is restricted until the end of the lease term on August 30, 2010.

5.    INVENTORY

Inventories consist primarily of hardware and related component parts and are stated at the lower of cost (on a first-in, first-out basis) or market. Inventory is comprised of the following:

	December 31,
(in thousands)	2006	2005
Raw materials	$320	$772
Finished goods	7,132	2,758

Total	$7,452	$3,530

RIVERBED TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Fixed assets consisted of the following:

	Estimated Useful Lives	December 31,
(in thousands)		2006	2005
Computer hardware	3 years	$2,315	$1,022
Computer software	2-5 years	1,411	69
Research and development lab equipment	3 years	3,152	1,706
Office equipment, furniture and fixtures	3 years	965	360
Leasehold improvements	2-3 years	2,646	183

Total fixed assets		10,489	3,340
Accumulated depreciation and amortization		(2,771)	(1,016)

Fixed assets, net		$7,718	$2,324

7.    DEFERRED REVENUE

Deferred revenue consisted of the following:

	December 31,
(in thousands)	2006	2005
Product	$2,895	$266
Support and services	9,456	2,041
Ratable product and related support and services	4,486	2,584

Deferred revenue, current	16,837	4,891

Support and services, non-current	2,220	164
Ratable product and related support and services, non-current	25	544

Deferred revenue, non-current	2,245	708

Total deferred revenue	$19,082	$5,599

Deferred product revenue relates to arrangements where not all revenue recognition criteria have been met. Deferred support revenue and services represents customer payments made in advance for annual support contracts. Support contracts are typically billed on a per annum basis in advance and revenue is recognized ratably over the support period. Deferred ratable product and related support and services revenue consists of deferred revenue on transactions where VSOE of fair value of support had not been established and the entire arrangement is being recognized ratably over the support period. Deferred revenue related to our OEM arrangements where we have not established VSOE of fair value of support is included in deferred ratable product and related support and services revenue.

RIVERBED TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.    DEBT

On June 7, 2004, we entered into a loan and security agreement with a financial institution for a credit facility not to exceed $2.5 million. The credit facility provided the financial institution with a blanket lien on substantially all of our assets excluding intellectual property. The agreement required payments of interest only through December 31, 2005 with principal payments made in 24 equal installments beginning January 1, 2006. Interest was computed per annum as 9% plus the amount that the prime rate exceeds 4%. The weighted average interest rate for this credit facility was 12.6%, 12.1% and 11.0% for the years ended December 31, 2006, 2005 and 2004, respectively. In connection with the loan, we issued warrants for the purchase of 100,000 shares of Series B convertible preferred stock with an exercise price of $0.836 per share. The total fair value of the warrants was $70,000 which was being amortized to interest expense over the life of the loan and security agreement. The unamortized warrant balance of $39,000 at December 31, 2005 was recorded as an offset to debt on the accompanying consolidated balance sheet. Amortization of the warrants was recorded as interest expense. We settled all obligations under this loan and security agreement on October 2, 2006. Principal payments were made in the amount of $1.5 million, after taking into effect the standard monthly payment made on October 1, 2006.

Debt consisted of the following as of December 31, 2005:

(in thousands)	December 31, 2005
Debt	$2,500
Less current maturities	1,250

Long-term debt	1,250

Unamortized portion of warrants	(39)

Total long-term debt	$1,211

9.    GUARANTEES

Our agreements with customers, as well as our reseller agreements, generally include certain provisions for indemnifying customers and resellers and their affiliated parties against liabilities if our products infringe a third party’s intellectual property rights. To date, we have not incurred any material costs as a result of such indemnifications and have not accrued any liabilities related to such obligations in our consolidated financial statements.

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

RIVERBED TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.    LEASE COMMITMENTS

We lease our facilities under non-cancelable operating lease agreements. Future minimum commitments for these operating leases in place as of December 31, 2006 with a remaining non-cancelable lease term in excess of one year are as follows:

(in thousands)	December 31, 2006
2007	$2,356
2008	2,477
2009	2,054
2010	1,177
2011 and thereafter	88

Total	$8,152

The terms of certain lease agreements provide for rental payments on a graduated basis. We recognize rent expense on the straight-line basis over the lease period and have accrued for rent expense incurred but not paid. Rent expense under operating leases was $2.1 million, $763,000 and $330,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

On September 26, 2006, we entered into an Agreement of Sublease (Sublease) for new corporate headquarters. The term of the Sublease is from February 1, 2007 to August 30, 2010. The aggregate minimum lease commitment is $5.1 million and is reflected in the table above. The Sublease also calls for additional payments for electricity and a portion of real estate taxes and operating expenses. We have entered into a letter of credit in the amount of $1.4 million to serve as the security deposit for the Sublease. The sublease also provides for a tenant improvement allowance of up to $1.3 million. The security deposit is included in other assets on the consolidated balance sheet.

On January 25, 2007, we entered into a lease agreement for office space in New York. The term of the lease is five years commencing on the date the premises are delivered vacant and for exclusive possession by us. The aggregate minimum lease commitment is $1.2 million, which is not included in the table above as it was entered into subsequent to December 31, 2006.

11.    COMMON STOCK

In September 2006, we completed our IPO of common stock in which we sold and issued 9,990,321 shares of our common stock, including 1,290,321 shares sold by us pursuant to the underwriters’ full exercise of their over-allotment option, at an issue price of $9.75 per share. As a result of the IPO, we raised a total of $97.4 million in gross proceeds from the IPO, or approximately $87.5 million in net proceeds after deducting underwriting discounts and commissions of $6.8 million and other offering costs of $3.1 million.

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

RIVERBED TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In September 2006, in connection with our IPO, our board of directors approved the 2006 Plan, the 2006 Employee Stock Purchase Plan and the 2006 Director Stock Option Plan. The following number of shares was reserved under these plans:

Shares
2006 Equity Incentive Plan	3,000,000
2006 Employee Stock Purchase Plan	1,500,000
2006 Director Option Plan	500,000

Additionally, all 429,880 available shares under the 2002 Plan were transferred to the 2006 Plan.

The Plans provide for automatic replenishments as follows:

•

2006 Plan—increased on January 1 of each year for five years, beginning in 2007, by a number equal to the lesser of (i) 4,000,000 shares or (ii) 5% of the shares of common stock outstanding at that time or (iii) the number of shares determined by the Board.

•

2006 Employee Stock Purchase Plan—increased on January 1 of each year by a number of shares equal to the lesser of (i) 750,000 shares or (ii) 1% of the shares of common stock outstanding at that time or (iii) the number of shares determined by the Board.

•	2006 Director Option Plan—increased on January 1 of each year by 250,000 shares.

Options issued under our stock option plans are generally for periods not to exceed 10 years and are issued at the fair value of the shares of common stock on the date of grant as determined by the Board of Directors. Following the IPO, the fair value of our common stock is determined by the last sale price of such stock on the Nasdaq Global Market. Options typically vest with respect to 25% of the shares one year after the options’ vesting commencement date and the remainder ratably on a monthly basis over the following three years. Options granted under the 2002 Plan prior to May 31, 2006 have a maximum term of ten years. Beginning May 31, 2006, options granted under the 2002 Plan had a maximum term of seven years. Options granted under the 2006 Plan had a maximum term of seven years. Prior to March 28, 2006, employees in the United States had the right to exercise their options granted under the 2002 Plan prior to vesting. For options granted beginning March 28, 2006, optionees may only exercise vested shares. Any unvested stock issued under the 2002 Plan is subject to repurchase by us. Grants made pursuant to the 2006 Plan generally do not provide for the immediate exercise of options.

The 2006 Employee Stock Purchase Plan (Purchase Plan) became effective on the effective date of the registration statement relating to our IPO. Under the Purchase Plan, employees may purchase shares of common stock through payroll deductions at a price per share that is 85% of the lesser of the fair market value of our common stock as of the beginning of an applicable offering period or the applicable purchase date, with purchases generally every six months. Employees’ payroll deductions may not exceed 15% of their compensation. Employees may purchase up to 2,000 shares per purchase period provided that the value of the shares purchased in any calendar year may not exceed $25,000.

RIVERBED TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables summarize information about stock options outstanding:

	Shares Available	Options Outstanding	Weighted Average Exercise Price Per Share
	(in thousands, except per share amounts)
Balance, December 31, 2003	1,983	650	$0.05
Additional options authorized	813	—	—
Granted	(2,415)	2,415	$0.10
Exercised	—	(1,724)	$0.10
Repurchased	105	—	$0.05
Canceled	160	(160)	$0.06

Balance, December 31, 2004	646	1,181	$0.08
Additional options authorized	4,613	—	—
Granted	(5,407)	5,407	$0.66
Exercised	—	(3,652)	$0.26
Repurchased	203	—	$0.09
Canceled	138	(138)	$0.19

Balance, December 31, 2005	193	2,798	$0.96
Additional options authorized	7,315	—	—
Granted	(4,832)	4,832	$8.75
Exercised		(254)	$0.84
Repurchased	325	—
Canceled	332	(332)	$3.73

Balance, December 31, 2006	3,333	7,044	$6.18

The range of exercise prices for options outstanding at December 31, 2006 was $0.05 to $34.12.

Range of Exercise Price	Options Outstanding as of December 31, 2006	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
	(in thousands)	(in years)		(in thousands)
$0.05 – $0.60	1,338	8.18	$0.36
$0.61 – $5.75	2,252	9.09	$3.35
$5.76 – $16.72	2,833	8.11	$6.61
$16.73 – $34.12	621	6.86	$26.99

$0.05 – $34.12	7,044	7.82	$6.18	$173,178

Exercisable	2,830	8.68	$2.12	$80,871
Not exercisable	4,214	8.11	$8.90	$92,307
Vested and expected to vest (1) (2)	9,264	8.27	$4.69	$241,441

(1)	Includes shares that are exercised but not vested.

(2)	The unrecognized compensation expense associated under the fair value method for shares expected to vest (unvested shares net of expected forfeitures) as of December 31, 2006 was approximately $25.0 million and is expected to be recognized over a weighted average period of approximately 2.5 years.

RIVERBED TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the closing price of our common stock at December 29, 2006. During the year ended December 31, 2006, the aggregate intrinsic value of stock option awards exercised was $1.5 million, determined at the date of option exercise.

The per share weighted-average fair value and exercise price of options granted in the year ended December 31, 2006 are as follows:

Year ended December 31, 2006
Weighted-average fair value:
Options granted below reassessed value	$4.79
Options granted equal to reassessed value	$10.46
Weighted-average exercise price:
Options granted below reassessed value	$5.72
Options granted equal to reassessed value	$19.19

At December 31, 2006 and 2005 there were 2,372,000 and 4,273,000 shares, respectively, subject to repurchase under all common stock repurchase agreements. The cash received from the sale of these shares is initially recorded as a liability and is subsequently reclassified to common stock as the shares vest. At December 31, 2006 and 2005, there was $659,000 and $925,000, respectively, recorded in accrued liabilities and other long-term liabilities related to the issuance of these shares.

12.    INCOME TAXES

Income before income taxes included income (loss) from foreign operations of approximately $820,000, $(14,000), and $20,000 for 2006, 2005 and 2004.

The reconciliation of federal statutory income tax rate to our effective income tax rate is as follows (in thousands):

	Year ended December 31,
(in thousands)	2006	2005	2004
Expected provision at federal statutory rate, 34%	$(5,284)	$(5,907)	$(3,341)
State taxes, net of federal benefit	(928)	(1,014)	(574)
Stock-based compensation expense	3,134	513	37
Change in valuation allowance	3,751	6,663	4,220
Federal research credit	(830)	(418)	(349)
Non-deductible expenses	327	237	14
Foreign rate differential	24	(19)	(2)
Other permanent differences	109	—	—

Total	$303	$55	$5

RIVERBED TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a geographical breakdown of the provision for income taxes:

	Year ended December 31,
(in thousands)	2006	2005	2004
Domestic	$—	$—	$—
Foreign	303	55	5

Total	$303	$55	$5

The components of the deferred tax assets and liabilities consist of the following:

	December 31,
(in thousands)	2006	2005
Deferred tax assets:
Deferred and stock-based compensation	$953	$213
Accruals and allowances	1,525	612
Differences in timing of revenue recognition	168	291
Depreciation and amortization	148	3
Tax credits	1,757	928
Net operating loss carryforwards	11,812	10,564

Total deferred tax assets	16,363	12,611
Less: valuation allowance	(16,363)	(12,611)

Net deferred tax asset	$—	$—

Since inception we have incurred operating losses and, accordingly, have not recorded a provision for income taxes for any of the periods presented other than foreign provisions for income tax. As of December 31, 2006, we had net operating loss carryforwards for federal and state income tax purposes of $29.7 million and $30.8 million, respectively. We also had federal and state research and development tax credit carryforwards of approximately $1.1 million. Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. If not utilized, the federal and state net operating loss and tax credit carryforwards will expire between 2013 and 2026. Utilization of these net operating losses and credit carryforwards may be subject to an annual limitation due to provisions of the Internal Revenue Code of 1986, as amended, that are applicable if we experience an “ownership change” that may occur, for example, by a change in significant shareholder allocation or equity structure.

13.    SEGMENT INFORMATION

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

RIVERBED TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

are no segment managers who are held accountable for operations, operating results and plans for levels or components below the consolidated unit level. Accordingly, we are considered to be in a single reporting segment and operating unit structure.

Revenue by geography is based on the billing address of the customer. The following table sets forth revenue and long-lived assets by geographic area:

Revenue

	Year ended December 31,
(in thousands)	2006	2005	2004
Domestic revenue	$65,675	$18,866	$2,206
International revenue	24,532	4,075	356

Total revenue	$90,207	$22,941	$2,562

Long-lived Assets

	As of December 31,
(in thousands)	2006	2005
Domestic long-lived assets	$7,509	$2,307
International long-lived assets	209	17

Total long-lived assets	$7,718	$2,324

14.    EMPLOYEE BENEFIT PLAN

We have a 401(k) plan covering all eligible employees. We are not required to contribute to the plan and have made no contributions through December 31, 2006.

15.    LEGAL MATTERS

From time to time, we may be involved in various legal proceedings arising in the ordinary course of business. There are no matters at December 31, 2006 that, in the opinion of management, are expected to have a material adverse effect on our financial position, results of operations or cash flows.

16.    SUBSEQUENT EVENTS

On February 7, 2007, we announced our intention to file a registration statement on Form S-1 with the SEC for the sale to the public of approximately 2.35 million shares of our common stock by us and approximately 2.65 million shares by selling stockholders.

17.    NEW ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (FIN 48). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold of more-likely-than-not to be sustained upon examination. Measurement of the tax uncertainty occurs if the recognition threshold has been met. This

RIVERBED TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 will be effective for fiscal years beginning after December 15, 2006. We do not think the adoption of FIN 48 will be material to our financial position and results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 addresses the diversity in practice in quantifying financial statement misstatements and establishes an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of our financial statements and the related disclosures. SAB 108 is effective for fiscal years ending after November 15, 2006. We currently do not expect that the adoption of SAB 108 will have a material impact on our financial position, results of operations and cash flows.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no disagreements with accountants on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures required to be reported under this item.

Item 9A.    Controls and Procedures

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2006, the end of the period covered by this Annual Report. This evaluation (the controls evaluation) was done under the supervision and with the participation of our Disclosure Committee and management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO).

Disclosure controls and procedures means controls and other procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act, such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed such that information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Based upon the controls evaluation, our CEO and CFO have concluded that as of December 31, 2006, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC and to ensure that material information relating to us and our consolidated subsidiaries is made known to management, including the CEO and CFO.

No change in our internal control over financial reporting occurred during the fourth quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Internal control over financial reporting means a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

We are required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 by our fiscal year ending December 31, 2007. The evidence of such compliance is due no later than the time we file our annual report for the fiscal year ending December 31, 2007. We believe we will have adequate resources and expertise, both internal and external, in place to meet this requirement. However, there is no guarantee that our efforts will result in a management assurance, or an attestation by the independent auditors, that internal controls over financial reporting were adequate.

Item 9B.    Other Information

None.

Part III

Item 10.    Directors, Executive Officers and Corporate Governance

Directors, Officers and Key Employees

Our executive officers, key employees and directors, and their ages and positions as of December 31, 2006, are set forth below:

Name	Age	Position
Jerry M. Kennelly	56	President, Chief Executive Officer and Chairman of the Board
Steven McCanne, Ph.D.	38	Chief Technology Officer and Director
Randy S. Gottfried	41	Chief Financial Officer and Senior Vice President of Business Services
Eric Wolford	40	Senior Vice President of Marketing and Business Development
David M. Peranich	45	Senior Vice President of Worldwide Sales
Gordon Chaffee	37	Vice President of Engineering
Stephen R. Smoot, Ph.D.	39	Vice President of Technical Operations
Mark Day	44	Chief Scientist
Harold E. Irvine II	49	Chief Information Officer
Brett A. Nissenberg	33	General Counsel, Vice President of Corporate and Legal Affairs and Secretary
Michael R. Kourey (1)(3)	47	Director
Stanley J. Meresman (1)(3)	60	Director
Blake G. Modersitzki (1)(2)	40	Director
Christopher J. Schaepe (2)(3)	43	Director
James R. Swartz (2)	64	Director

(1)	Member of Audit Committee.

(2)	Member of Compensation Committee.

(3)	Member of Nominating and Corporate Governance Committee.

Jerry M. Kennelly co-founded our company in May 2002 and serves as chairman of our board of directors and as our President and Chief Executive Officer. Immediately prior to founding our company, Mr. Kennelly spent six years at Inktomi Corporation, an infrastructure software company, where he served as Executive Vice President, Chief Financial Officer and Secretary. From June 1990 until joining Inktomi in October 1996, Mr. Kennelly worked for Sybase, Inc., an infrastructure software company, in a number of senior financial and operational positions, most recently as Vice President of Corporate Finance. From November 1988 until June 1990, Mr. Kennelly worked at Oracle Corporation as finance director for US Operations. From June 1980 until November 1988, Mr. Kennelly worked at Hewlett-Packard Company as Worldwide Sales and Marketing Controller for the Tandem Computers Division. Mr. Kennelly holds a Bachelor’s degree from Williams College and a Masters degree from the New York University Graduate School of Business Administration.

Steven McCanne, Ph.D. co-founded our company in May 2002 and has served as our Chief Technology Officer since September 2002. He has also been a member of our board of directors since May 2002. From May 2002 to September 2002, Dr. McCanne served as our President and Chief Executive Officer. Prior to founding our company, Dr. McCanne served as Chief Technology Officer, Media Division and later as Chief Technology Officer for Inktomi Corporation from October 2000 to March 2002. Dr. McCanne joined Inktomi following its acquisition of FastForward Networks, which he co-founded in May 1998. Dr. McCanne has also served on the faculty in Electrical Engineering and Computer Science at the University of California, Berkeley. Dr. McCanne holds a Bachelor’s degree in Electrical Engineering and Computer Science and a Ph.D. in Computer Science from the University of California, Berkeley.

Randy S. Gottfried has served as our Chief Financial Officer since joining us in February 2004 and as our Senior Vice President of Business Services since May 2006. From November 2003 to February 2004, Mr. Gottfried served as Chief Financial Officer of Voltage Security, a security software company. From June 1997 to March 2001 and from July 2002 to March 2003, Mr. Gottfried held various senior finance roles, including Senior Vice President and Chief Financial Officer, with Inktomi Corporation. Mr. Gottfried holds a Masters degree in Business Management from Northwestern University’s Kellogg Graduate School of Management and an undergraduate business degree from the University of Michigan in Ann Arbor. He became a Certified Public Accountant in 1989.

Eric Wolford has served as our Senior Vice President of Marketing and Business Development since March 2005. He served as our Vice President of Marketing and Business Development from May 2003 to March 2005. From June 2001 to May 2003, Mr. Wolford was the Senior Vice President of Marketing and Business Development for netVmg, a network management company. From August 1999 to June 2001, he served as Vice President of Product Marketing and Management at Inktomi Corporation and FastForward Networks (which was acquired by Inktomi in October 2000), a provider of content delivery management software. From 1988 to 1999, Mr. Wolford served in various sales, marketing and product management roles at AT&T. Mr. Wolford holds a Bachelor’s degree in Pre-Medicine from Pepperdine University and an M.B.A. from the New York University Stern School of Business.

David M. Peranich has served as our Senior Vice President of Worldwide Sales since July 2006. From June 2004 to November 2005, Mr. Peranich was the Chief Executive Officer and President of Centrata, a provider of IT service delivery management solutions. From May 2001 to June 2004, Mr. Peranich held a number of management positions at Siebel Systems, most recently as Vice President and General Manager of Worldwide Alliances. From November 2000 to February 2001, he served as Vice President of Worldwide Sales at AdFlight Corporation. From January 1997 to October 2000, Mr. Peranich held a number of sales management positions at Remedy Corporation, most recently as Vice President of Americas Sales. Mr. Peranich holds a Bachelor’s degree in Mechanical Engineering from Virginia Polytechnic Institute and State University and an M.S. in Systems Management from the University of Southern California.

Gordon Chaffee has served as our Vice President of Engineering since joining us in December 2003. From May 2002 to September 2003, Mr. Chaffee was the Vice President of Software at netVmg. netVmg was acquired in September 2003 by Internap Corporation, an internet service provider, and Mr. Chaffee remained at Internap until December 2003. From October 2000 to February 2002, Mr. Chaffee served as Director of Engineering at Inktomi Corporation. Mr. Chaffee joined Inktomi following its acquisition of FastForward Networks where he worked from October 1998 to October 2000. Mr. Chaffee holds a Bachelor’s degree in Computer Science from the University of California, Berkeley.

Stephen R. Smoot, Ph.D. joined us in February 2003 and has served as our Vice President of Technical Operations since May 2004. From September 2002 to February 2003, Dr. Smoot consulted for various companies in the areas of MPEG video, networking and system design. From October 2000 to September 2002, Dr. Smoot was a Senior Director at Inktomi Corporation focused on MPEG, streaming video and networking. Dr. Smoot joined Inktomi following its acquisition of FastForward Networks where he served as Director of Engineering from February 1999 to October 2000. From June 1996 to February 1999, Dr. Smoot was a Director of Software Development at Imedia Corporation (now Terayon Inc.), a communications infrastructure company. Dr. Smoot holds an M.S. and Ph.D. in Computer Science from the University of California, Berkeley and Bachelor’s degrees in Computer Science and Mathematics from MIT.

Mark Day, Ph.D. joined us in August 2004 and has served as our Chief Scientist since January 2005. From May 2000 to August 2004, Dr. Day served as Technical Leader at Cisco Systems in a number of roles, ending as technical lead for content networking product management. From December 1999 to May 2000, Dr. Day served as Senior Scientist at SightPath, which was acquired by Cisco Systems in May 2000. From September 1994 to December 1999, Dr. Day served as a Research Scientist at Lotus and then, after IBM’s acquisition of Lotus, at IBM, where he served in a number of roles, ending as Consulting Engineer and Technical Assistant to the CTO. Dr. Day has also held an adjunct faculty appointment in Computer Science at Harvard University. Dr. Day holds bachelor’s degrees in Electrical Engineering and Computer Science from Washington University in St. Louis, a master’s degree in Electrical Engineering and Computer Science from MIT, and a Ph.D. in Electrical Engineering and Computer Science from MIT.

Harold E. Irvine II has served as our Chief Information Officer since joining us in August 2005. From September 2004 to August 2005, Mr. Irvine was an independent consultant specializing in IT infrastructure and business systems portfolios. Mr. Irvine consulted for us in these areas from February 2005 to April 2005. From February 2004 to September 2004, Mr. Irvine served as Director of Information Technology at Good Technology, a wireless software company. From June 2000 to April 2003, Mr. Irvine served as Vice President of Information Technology at Inktomi Corporation. From September 1996 to June 2000, Mr. Irvine served as Director of Client and Server Architecture at Netscape Communications Corporation. From June 1988 to September 1996, Mr. Irvine served as Manager of Server Administration and Operations and Manager of Network Communications at Bechtel Corporation. Mr. Irvine holds a Bachelor’s degree in Information Technology from the University of San Francisco.

Brett A. Nissenberg has served as our General Counsel and Vice President of Corporate and Legal Affairs since joining us in February 2005, and as Secretary since April 2006. From October 1997 to January 2005, Mr. Nissenberg was an attorney with the law firm of Gunderson Dettmer Stough Villeneuve Franklin & Hachigian, LLP, where he represented investors and public and private technology companies in venture capital and corporate financings, public offerings, mergers and acquisitions and other strategic transactions. Mr. Nissenberg holds a Bachelor’s degree in Political Science from the University of California, Los Angeles, and a J.D. from UCLA School of Law.

Michael R. Kourey has been a member of our board of directors since March 2006. Mr. Kourey has served as Senior Vice President, Finance and Administration and a director of Polycom, Inc., a publicly held unified collaborative communications solutions company, since January 1999 and as Chief Financial Officer since January 1995. He served as Vice President, Finance and Administration of Polycom from January 1995 to January 1999 and as Vice President, Finance and Operations from July 1991 to January 1995. Mr. Kourey holds a B.S. in managerial economics from the University of California, Davis and an M.B.A. from Santa Clara University. Mr. Kourey also serves on the Advisory Board of the Business School at Santa Clara University.

Stanley J. Meresman has been a member of our board of directors since March 2005. Mr. Meresman was a Venture Partner with Technology Crossover Ventures, a private equity firm, from January through December 2004 and was General Partner and Chief Operating Officer of Technology Crossover Ventures from November 2001 to December 2003. During the four years prior to joining Technology Crossover Ventures, Mr. Meresman was a private investor and board member and advisor to several technology companies. From 1989 to May 1997, Mr. Meresman was the Senior Vice President and Chief Financial Officer of Silicon Graphics, Inc. Prior to Silicon Graphics, he was Vice President of Finance and Administration and Chief Financial Officer of Cypress Semiconductor. Mr. Meresman holds a B.S. in Industrial Engineering and Operations Research from the University of California, Berkeley, and an M.B.A. from the Stanford Graduate School of Business. Mr. Meresman is also a director of Polycom, Inc., a publicly held company.

Blake G. Modersitzki has been a member of our board of directors since December 2003. Mr. Modersitzki has been a general partner of UV Partners, a venture capital firm, since May 2002.

Prior to joining UV Partners, he was Vice President of Strategic Business Development at Novell, Inc. and a Managing Director at Novell Ventures, the venture capital division of Novell, Inc. Mr. Modersitzki holds a Bachelor’s degree in Economics from Brigham Young University.

Christopher J. Schaepe has been a member of our board of directors since December 2002. Mr. Schaepe is a founding general partner of Lightspeed Venture Partners, a venture capital firm. Prior to joining Lightspeed in September 2000, he was a general partner at Weiss, Peck & Greer Venture Partners, a venture capital firm, which he joined in 1991. Mr. Schaepe holds B.S. and M.S. degrees in Computer Science and Electrical Engineering from MIT and an M.B.A. from the Stanford Graduate School of Business. Mr. Schaepe is also a director of eHealth, Inc., a publicly held company.

James R. Swartz has been a member of our board of directors since November 2002. Mr. Swartz is a founding general partner of Accel Partners, a venture capital firm. He holds a B.S. degree from Harvard University with a concentration in Engineering Sciences and Applied Physics and an M.S. in Industrial Administration from Carnegie Mellon University.

Corporate Governance

Board Composition

Our board of directors is currently composed of seven members. Messrs. Kourey, Meresman, Modersitzki, Schaepe and Swartz qualify as independent directors in accordance with the published listing requirements of the Nasdaq Stock Market, or Nasdaq. The Nasdaq independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director nor any of his family members has engaged in various types of business dealings with us. In addition, as further required by the Nasdaq rules, our board of directors has made a subjective determination as to each independent director that no relationships exist which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, our directors reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities as they may relate to us and our management. Our directors hold office until their successors have been elected and qualified or their earlier death, resignation or removal.

Classified Board

Our restated certificate of incorporation and our amended and restated bylaws provide for a classified board of directors consisting of three classes of directors, each serving a staggered three year term. As a result, only one class of our board of directors is elected each year. Messrs. Modersitzki, Schaepe and Swartz have been designated Class I directors whose terms will expire at the annual meeting of stockholders to be held in 2007. Messrs. Kourey and McCanne have been designated Class II directors whose terms will expire at the annual meeting of stockholders to be held in 2008. Messrs. Kennelly and Meresman have been designated Class III directors whose terms will expire at the annual meeting of stockholders to be held in 2009. Our restated certificate of incorporation and amended and restated bylaws provide that the number of authorized directors may be changed only by resolution of a number of directors that is more than half of the number of directors then authorized (including any vacancies), and that, except as otherwise required by law or by resolution of the board, any vacancies or new directorships on the board may be filled only by vote of the directors and not by stockholders. The classification of the board of directors may have the effect of delaying or preventing changes in control of our company.

Board Committees

Our board of directors has established an audit committee, a compensation committee and a nominating and corporate governance committee. Our board of directors and its committees set schedules to meet throughout the year and also can hold special meetings and act by written consent from time to time, as appropriate. The independent members of our board of directors also will hold separate regularly scheduled executive sessions at least twice a year at which only independent directors are present. Our board of directors has delegated various responsibilities and authority to its committees as generally described below. The committees will regularly report on their activities and actions to the full board of directors. Each committee of our board of directors has a written charter approved by our board of directors. Copies of each charter are posted on our Web site at http://www.riverbed.com under the Investor Relations section. The inclusion of our Web site address in this report does not include or incorporate by reference the information on our Web site into this report.

Audit Committee

The audit committee of our board of directors oversees our accounting practices, system of internal controls, audit processes and financial reporting processes. Among other things, our audit committee is responsible for reviewing our disclosure controls and processes and the adequacy and effectiveness of our internal controls and internal audit functions. It also discusses the scope and results of the audit and interim reviews with our independent auditors, reviews with our management our interim and year-end operating results and, as appropriate, initiates inquiries into aspects of our financial affairs. Our audit committee is responsible for establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal accounting controls or auditing matters, and for the confidential, anonymous submission by our employees of concerns regarding questionable accounting or auditing matters. In addition, our audit committee has sole and direct responsibility for the appointment, retention, compensation and oversight of the work of our independent auditors, including approving services and fee arrangements. All related party transactions will be approved by our audit committee before we enter into them or will be approved in accordance with our Related Person Transactions Policies and Procedures.

The current members of our audit committee are Messrs. Kourey, Meresman and Modersitzki, each of whom are independent for audit committee purposes under the rules and regulations of the SEC and the listing standards of Nasdaq. Mr. Meresman chairs the audit committee.

Our board of directors has determined that Messrs. Kourey and Meresman are each an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K. The designation does not impose on Messrs. Kourey and Meresman any duties, obligations or liability that are greater than are generally imposed on them as members of our audit committee and our board of directors.

Compensation Committee

The current members of our compensation committee are Messrs. Modersitzki, Schaepe and Swartz. Mr. Swartz chairs the compensation committee. The compensation committee reviews and approves our overall compensation strategy and policies. Specifically, the compensation committee reviews and approves corporate performance goals and objectives relevant to the compensation of our executive officers and other senior management, reviews and approves the compensation and other terms of employment of our Chief Executive Officer and other executive officers, approves the individual bonus programs in effect for the Chief Executive Officer, other executive officers and key employees for each fiscal year, recommends to the board of directors the compensation of our directors, recommends to the board of directors the adoption or amendment of equity and cash incentive plans, approves amendments to such plans, grants stock options and other stock-related awards; and administers our stock option plans, stock purchase plan and similar programs. The compensation committee may, to the extent permitted under applicable law and the rules of Nasdaq and the SEC, delegate its authority to subcommittees when appropriate. A more detailed description of the compensation committee’s functions can be found in our compensation committee charter.

The compensation committee met seventeen times during the fiscal year ended December 31, 2006. The compensation committee also acted by written consent four times during the fiscal year ended December 31, 2006. Our Chief Executive Officer does not participate in the determination of his own compensation or the compensation of directors. However, he makes recommendations to the compensation committee regarding the amount and form of the compensation of the other executive officers and key employees, and he often participates in the compensation committee’s deliberations about their compensation. No other executive officers participate in the determination of the amount or form of the compensation of executive officers or directors.

The compensation committee has retained The Omura Consulting Group as its independent compensation consultant. The consultant provides the committee with data about the compensation paid by a peer group of companies and other companies that may compete with us for executives, and develops recommendations for structuring our compensation programs.

Nominating and Corporate Governance Committee

The current members of our nominating and corporate governance committee are Messrs. Kourey, Meresman and Schaepe. Mr. Kourey chairs the nominating and corporate governance committee. The nominating and corporate governance committee of our board of directors oversees the nomination of directors, including, among other things, identifying, evaluating and making recommendations of nominees to our board of directors and evaluates the performance of our board of directors and individual directors. Our nominating and corporate governance committee is also responsible for reviewing developments in corporate governance practices, evaluating the adequacy of our corporate governance practices and making recommendations to our board of directors concerning corporate governance matters. A more detailed description of the nomination and corporate governance committee’s functions can be found in our nominating and corporate governance committee charter.

Section 16(a) Beneficial Ownership Reporting Compliance

The members of our board of directors, our executive officers of the Company and persons who hold more than 10% of our outstanding common stock are subject to the reporting requirements of Section 16(a) of the Exchange Act (Section 16(a)), which require them to file reports with respect to their ownership of our common stock and their transactions in our common stock. Based upon (i) the copies of Section 16(a) reports that we received from such persons for their fiscal year 2006 transactions in the common stock and their common stock holdings and (ii) the written representations received from one or more of such persons that no annual Form 5 reports were required to be filed by them for fiscal year 2006, we believe that all reporting requirements under Section 16(a) were met in a timely manner by the persons who were executive officers, members of the board of directors or greater than 10% stockholders during such fiscal year.

Codes of Ethics and Business Conduct

Our board of directors has adopted a code of business conduct and a code of ethics. The code of business conduct applies to all of our employees, officers and directors. The code of ethics is in addition to our code of business conduct and applies to our chief executive officer and senior financial officers, including our chief financial officer and principal accounting officer. The full texts of our codes of business conduct and ethics are posted on our website at http://www.riverbed.com under the Investor Relations section. We intend to disclose future amendments to our codes of business conduct and ethics, or certain waivers of such provisions, at the same location on our Web site identified above and also in public filings. The inclusion of our Web site address in this report does not include or incorporate by reference the information on our Web site into this report.

Item 11.    Executive Compensation

Compensation Committee Interlocks and Insider Participation

As noted above, the compensation committee of our board of directors currently consists of Messrs. Modersitzki, Schaepe and Swartz. None of these individuals was at any time during fiscal year 2006, or at any other time, an officer or employee. None of our executive officers has ever served as a member of the board of directors or compensation committee of any other entity that has or has had one or more executive officers serving as a member of our board of directors or our compensation committee.

2006 Director Compensation

Our directors do not currently receive any cash compensation for their services as members of our board of directors or any committee of our board of directors. However, we have a policy of reimbursing directors for travel, lodging and other reasonable expenses incurred in connection with their attendance at board or committee meetings. On March 28, 2006, we granted Michael R. Kourey a stock option to purchase 60,000 shares of our common stock in connection with his commencement of service on our board of directors. On April 12, 2006, we granted Mr. Kourey an additional stock option to purchase 10,000 shares of our common stock in connection with his appointment to the audit committee of our board of directors. On September 1, 2006, we also granted Stanley J. Meresman a stock option to purchase 32,000 shares of our common stock. All options vest in 48 equal monthly installments from the grant date and will fully vest if we are acquired while the directors are in our service.

Future non-employee directors will be entitled to an initial stock option award to purchase 60,000 shares of our common stock upon such director’s election to our board of directors, plus an additional 10,000 shares if serving on our audit committee and an additional 10,000 shares if serving as chairman of our audit committee. Each initial option will become exercisable for the shares in 48 equal monthly installments and will fully vest if we are acquired while the directors are in our service. Each year thereafter, each non-employee director will receive an annual stock option award to purchase 20,000 shares of our common stock on the date of our annual stockholders meeting, plus an additional 8,000 shares if serving on our audit committee and an additional 4,000 shares if serving as chairman of our audit committee, each of which will vest in 48 equal monthly installments and will fully vest if we are acquired while the directors are in our service. Annual grants are not made in the same year as the initial grants. All such options will be granted at the fair market value on the date of the award.

The following table sets forth all of the compensation awarded to, earned by, or paid to our directors in fiscal year 2006.

Name (a)	Option Awards ($) (1)		Total ($)
Michael R. Kourey	61,531	(2)	61,531
Stanley J. Meresman	15,813	(3)	15,813
Blake G. Modersitzki, Christopher J. Schaepe and James R. Swartz	0	(4)	0

(1)	The amounts in this column represent the dollar amount recognized for financial statement reporting purposes with respect to the fiscal year in accordance with FAS 123(R).

(2)

On March 28, 2006, Mr. Kourey was granted an option to purchase 60,000 shares of our common stock. The grant date fair value of such option, computed in accordance with FAS 123(R), was $275,490. On April 12, 2006, Mr. Kourey was also granted an option to purchase 10,000 shares. The grant date fair value of the April 12 option, computed in accordance with FAS 123(R), was $49,185. As of December 31, 2006, Mr. Kourey held outstanding options to purchase an aggregate of 70,000 shares of our common stock. See Note 1 of the notes to our consolidated financial statements contained elsewhere in this Annual Report for a discussion of all assumptions made by us in determining the grant date fair value of its equity awards.

(3)	On September 1, 2006, Mr. Meresman was granted an option to purchase 32,000 shares of our common stock. The grant date fair value of such option, computed in accordance with FAS 123(R), was $191,505. As of December 31, 2006, Mr. Meresman held outstanding options to purchase an aggregate of 32,000 shares of our common stock. See Note 1 of the notes to our consolidated financial statements contained elsewhere in this Annual Report for a discussion of all assumptions made by us in determining the grant date fair value of its equity awards.

(4)	As of December 31, 2006, Messrs. Modersitzki, Schaepe and Swartz held no outstanding options.

Compensation Discussion and Analysis

The compensation committee of our board of directors is comprised of three non-employee members of our board of directors. The compensation committee’s basic responsibility is to review the performance of our management in achieving corporate goals and objectives and to ensure that our executive officers are compensated effectively in a manner consistent with our strategy and competitive practices. Toward that end, the compensation committee oversees, reviews and administers all of our compensation, equity and employee benefit plans and programs applicable to executive officers.

Compensation Philosophy and Objectives

As a quickly growing high-technology company, we operate in an extremely competitive and rapidly changing industry. We believe that the skill, talent, judgment and dedication of our executive officers are critical factors affecting the long-term value of our company. Therefore, our goal is to maintain an executive compensation program that will fairly compensate our executives, attract and retain qualified executives who are able to contribute to our long-term success, induce performance consistent with clearly defined corporate goals and align our executives’ long-term interests with those of our stockholders. The specific goals that our current executive compensation program rewards are focused on revenue growth, consistency of revenue growth and the value of our stock. At this stage in our development, we believe that growth-oriented targets are more appropriate than targets focused on profitability or other criteria.

Our goal is to provide overall compensation (assuming that targeted levels of performance are achieved) that is at least above the median compensation at a peer group of technology companies selected for similarities in business model and other criteria, including whether we may compete with that company for employees generally. The elements of compensation included in the competitive analysis generally are base salaries, short-term cash incentives, and long-term incentives in the form of stock options.

Each year, our management provides the compensation committee historical and prospective breakdowns of the total compensation components for each executive officer. Our decisions on compensation for our executive officers are based primarily upon our assessment of each individual’s performance and potential to enhance long-term stockholder value. We rely upon judgment and not upon rigid guidelines or formulas in determining the amount and mix of compensation elements for each executive officer. Factors affecting our judgment include performance compared to strategic goals established for the individual and the company at the beginning of the year, the nature and scope of the executive’s responsibilities, and effectiveness in leading our initiatives to achieve corporate goals.

In 2006, the compensation committee established a peer group of companies to evaluate target compensation based on median competitive data. Our peer group was selected by a compensation consultant based on the criteria described above. The compensation committee intends to review the peer group periodically to take into account any changes in our company, our industry and other factors.

When we make executive compensation decisions, we review individual performance and corporate performance. The compensation committee measures our performance against the specific goals established at the beginning of the fiscal year and determines the overall budget and targeted compensation for our executive officers. Our Chief Executive Officer, as the manager of the members of the executive team, assesses the executives’ individual contributions to their respective departmental goals as well as achievement of their individual goals and makes a recommendation to the compensation committee with respect to any merit increase in salary, cash bonus and stock option replenishment grant for each member of the executive team, other than himself. The compensation committee evaluates, discusses and modifies or approves these recommendations and conducts a similar evaluation of the Chief Executive Officer’s contributions to corporate goals and achievement of individual goals.

Role of Executive Officers and Compensation Consultant

Our Chief Executive Officer, Chief Financial Officer and Vice President of Human Resources support the compensation committee in its work by providing information relating to our financial plans, performance assessments of our executive officers and other personnel-related data. In addition, the committee has the authority under its charter to engage the services of outside advisors, experts and others to assist it. In accordance with this authority, the compensation committee consults from time to time with Gary Omura, Principal of The Omura Consulting Group, who advises the committee on matters related to the compensation of executive officers. In 2006, the compensation committee consulted with The Omura Consulting Group in connection with developing recommendations for structuring our compensation programs to retain our highly experienced executive management team, to keep management focused during the expected period of growth following our initial public offering and to motivate management to maximize stockholder value. Mr. Omura assisted our Vice President of Human Resources in preparing the information that was presented to the compensation committee. His fees were approved and paid by us.

Principal Elements of Executive Compensation

Our executive compensation program consists of the three components discussed below. In general, the compensation committee’s determination with regard to one component does not affect its determinations with regard to the other components.

Base Salaries.    The salaries of our Chief Executive Officer and our other executive officers are established based on the scope of their responsibilities, taking into account competitive market compensation based on compensation surveys and benchmarking salaries paid by the peer group of companies for similar positions. In the spring of 2006, the compensation committee analyzed the base salary of each executive officer based on the 2005 Radford Survey and the 2005 Pre-IPO San Francisco Bay Area Survey. Compensation data from peer companies was also considered. Our base salary levels were found to be below levels necessary to achieve our compensation objectives based on companies in Northern California and technology companies throughout the United States, because they generally were established during the first few years of our operation when our revenue levels were lower. Therefore, we increased the executive officers’ salaries. We believe that compensation below the higher levels of the market could, in the long run, jeopardize our ability to retain our executive officers. Due to the intensely competitive market for highly qualified employees in our industry, our geographic location and our aggressive performance goals, we may choose to set our cash compensation levels at the higher end of the market in the future. We conduct reviews of our employees, including our executive officers, in two cycles per year, in May and November. Additional salary adjustments are expected to be based on competitive conditions, market increases in salaries, individual performance, our overall financial results and changes in job duties and responsibilities. Although currently our executive officers are still paid below high end of the market in cash compensation, we believe that their total compensation (including stock options) is appropriate.

Annual Incentive Compensation.    Annual cash incentives for our executive officers are designed to reward performance that furthers key corporate goals. In 2006, the compensation committee approved annual performance goals for that year. The annual incentive awards for executive officers are determined on the basis of our achievement of these goals. The performance metrics against which our executive officers are measured are clearly communicated, measurable and consistently applied, and focus on corporate objectives. Our executive officers participate in our management bonus program that is designed to motivate management to achieve specific goals related to revenue relative to our plan and consistency in achieving our revenue goals from quarter to quarter. These metrics were selected because we believe that, at this stage of our development, they are most closely correlated with stockholder value. We believe that our revenue and consistency goals are aggressive and not easy to achieve.

A target cash incentive amount is set for each executive officer’s award after considering targets for comparable positions at the peer group of companies. These awards are paid quarterly, based on our performance against the predetermined goals. As noted above, these target amounts are determined so as to contribute to overall compensation that is at least above the median level of compensation at the peer group of companies.

To date, the compensation committee has not exercised discretion to increase or reduce the bonus amounts that resulted from the application of our management bonus plan. However, the committee has the authority to do so in the future if it determines that an adjustment would serve our interests and the goals of the management bonus program.

Long-Term Incentive Compensation.    Generally, a significant stock option grant is made in the year when an executive officer commences employment. This grant is made within our written guidelines for new-hire grants, consistent with the executive’s position. The guidelines were developed based on our historical practices as well as information provided to us by The Omura Consulting Group, using the VC 2005 Pre-IPO, SF Bay Area survey and the Pre-IPO, SF Bay Area, All IT survey. The size of each grant is generally set at a level that the compensation committee deems appropriate to create a meaningful opportunity for stock ownership based upon the grant guidelines, the individual’s position with us and the individual’s potential for future responsibility and promotion. The relative weight given to each of these factors will vary from individual to individual at the compensation committee’s discretion. Adjustments may be made as the compensation committee deems reasonable to attract candidates in the competitive environment in which we operate.

Subsequent option grants may be made at varying times and in varying amounts in the discretion of the compensation committee. Historically, they have been made during our semi-annual review cycles, in May and November. Each May and November, the compensation committee considers replenishment grants for existing employees, including our executive officers, who have completed approximately one year of service since their last review. Each executive officer’s performance during the prior year is measured during the performance review process, but corporate performance is also considered when follow-on options are granted. The vesting schedule and the number of shares granted are established to ensure a meaningful incentive to remain in the company’s employ. The option will provide a return to the executive officer only if he or she remains in our employ, and then only if the market price of our common stock increases over the option term.

In 2006, the compensation committee granted follow-on stock options to our named executive officers during our May review cycle, as follows:

Name	Number of Shares
Jerry M. Kennelly	400,000
Randy S. Gottfried	50,000
Steven McCanne, Ph.D.	400,000
Eric Wolford	200,000

David M. Peranich received a grant of 400,000 option shares in July of 2006 in connection with the commencement of his employment.

When a new executive officer is hired, an option grant will be made at the first regularly scheduled meeting of the compensation committee after the officer commences employment. Replenishment option grants to officers are made at regularly scheduled meetings of the compensation committee in accordance with the semi-annual schedule described above. The exercise price of stock options is always equal to the closing price of our Common Stock on the day of the committee’s action.

To date, we have not awarded shares of restricted stock to our executive officers. Since we have been in a high-growth phase of our business and our stock has only recently become publicly traded, the compensation committee believes that options currently provide a more powerful incentive to our officers. However, the compensation committee may make restricted stock grants in the future.

Stock Ownership Guidelines

We currently do not require our directors or executive officers to own a particular amount of our Common Stock. The compensation committee is satisfied that stock and option holdings among our directors and executive officers are sufficient at this time to provide motivation and to align this group’s interests with those of our stockholders.

Perquisites

Our executive officers participate in the same group insurance and employee benefit plans as our other salaried employees. At this time, we do not provide special benefits or other perquisites to our executive officers.

Post-Termination Protection

We have not entered into employment agreements with our executive officers. We issued offer letters to Messrs. Gottfried, Peranich and Wolford when they were recruited for their current positions. Each offer letter provides for accelerated vesting of equity in the event that we are subject to a change in control and the executive officer’s employment terminates for specified reasons. Mr. Peranich’s offer letter also provides for severance benefits in the event of his termination without cause. See “Employment Agreements” below for a summary of the offer letters. The terms of each offer letter reflect arm’s length negotiations between us and the executive officer that occurred when the executive officer was recruited.

Financial Restatements

The compensation committee has not adopted a policy with respect to whether we will make retroactive adjustments to any cash- or equity-based incentive compensation paid to executive officers (or others) where the payment was predicated upon the achievement of financial results that were subsequently the subject of a restatement. Our compensation committee believes that this issue is best addressed when the need actually arises, when all of the facts regarding the restatement are known.

Tax and Accounting Treatment of Compensation

Section 162(m) of the Internal Revenue Code places a limit of $1 million on the amount of compensation that we may deduct in any one year with respect to our Chief Executive Officer, our Chief Financial Officer and each of our three most highly paid executive officers. There is an exception to the $1 million limitation for performance-based compensation meeting certain requirements. To qualify for the exemption, our stockholders were asked to approve a limit under our 2006 Equity Incentive Plan on the maximum number of shares for which a participant may be granted stock options in any calendar year. Because this limit was adopted, any compensation deemed paid to an executive officer when he or she exercises an option with an exercise price that is at least equal to the fair market value of the option shares on the grant date should qualify as performance-based compensation and should not be subject to the $1 million deduction limitation. Restricted stock awards are generally not considered performance-based under Section 162(m) of the Internal Revenue Code and, therefore, are generally not deductible. However, such awards may qualify for the exemption if vesting is based on stockholder-approved performance metrics. To maintain flexibility in compensating executive officers in a manner designed to promote varying corporate goals, the compensation committee has not adopted a policy requiring all compensation to be deductible. However, to date we have not exceeded the $1 million limit for any executive officer. Moreover, exceeding that limitation may not result in the current payment of increased federal income taxes due to our significant net operating loss carryforward.

We account for equity compensation paid to our employees under the rules of SFAS 123(R), which requires us to estimate and record an expense for each award of equity compensation over the service period of the award. Accounting rules also require us to record cash compensation as an expense at the time the obligation is accrued.

Summary

The compensation committee believes that our compensation philosophy and programs are designed to foster a performance-oriented culture that aligns our executive officers’ interests with those of our stockholders. The compensation committee also believes that the compensation of our executives is both appropriate and responsive to the goal of improving stockholder value.

Compensation Committee Report

The compensation committee has reviewed and discussed the Compensation Discussion and Analysis set forth above with our management. Based on its review and discussions, the committee recommended to our board of directors that the Compensation Discussion and Analysis be included in this report.

Blake G. Modersitzki

Christopher J. Schaepe

James R. Swartz

2006 Summary Compensation Table

The following table sets forth all of the compensation awarded to, earned by, or paid to our principal executive officer, principal financial officer and the three other highest paid executive officers whose total compensation in fiscal year 2006 exceeded $100,000. We refer to these executive officers as our “named executive officers”.

Name and Principal Position	Year	Salary ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)		Total ($)
Jerry M. Kennelly President, Chief Executive and Chairman of the Board	2006	$286,666	$318,441	$194,917	(2)	$800,023
Steven McCanne, Ph.D. Chief Technology Officer and Director	2006	226,666	318,441	92,358	(3)	637,464
Randy S. Gottfried Chief Financial Officer and Senior Vice President of Business Services	2006	205,000	39,804	81,823	(4)	326,626
Eric Wolford Senior Vice President of Marketing and Business Development	2006	231,666	159,216	95,183	(5)	486,064
David M. Peranich Senior Vice President of Worldwide Sales	2006	107,812	215,853	172,624	(6)	496,289

(1)	The amounts in this column represent the dollar amount recognized for financial statement reporting purposes with respect to the fiscal year in accordance with FAS 123(R). These amounts may reflect options granted in years prior to 2006. See Note 1 of the notes to our consolidated financial statements contained elsewhere in this Annual Report for a discussion of all assumptions made by us in determining the FAS 123(R) values of its equity awards.

(2)	This number represents $131,167 that was earned and paid in fiscal year 2006, and $63,750 that was earned in fiscal year 2006, but will not be paid until fiscal year 2007.

(3)	This number represents $62,608 that was earned and paid in fiscal year 2006, and $29,750 that was earned in fiscal year 2006, but will not be paid until fiscal year 2007.

(4)	This number represents $54,198 that was earned and paid in fiscal year 2006, and $27,625 that was earned in fiscal year 2006, but will not be paid until fiscal year 2007.

(5)	This number represents $64,158 that was earned and paid in fiscal year 2006, and $31,025 that was earned in fiscal year 2006, but will not be paid until fiscal year 2007.

(6)	This number represents $74,938 that was earned and paid in fiscal year 2006, and $97,686 that was earned in fiscal year 2006, but will not be paid until fiscal year 2007.

Employment Agreements

We entered into an offer letter dated October 4, 2002 with Jerry M. Kennelly, our President and Chief Executive Officer. The agreement provides for an annual salary of not less than $200,000. His current annual salary is $300,000.

We entered into an offer letter dated October 4, 2002 with Steven McCanne, Ph.D., our Chief Technology Officer. The agreement provides for an annual salary of not less than $190,000. His current annual salary is $230,000.

We entered into an offer letter dated as of January 21, 2004 with Randy S. Gottfried, our Chief Financial Officer and Senior Vice President of Business Services. The agreement provides for an annual salary of not less than $170,000 and an option to purchase 500,000 shares of common stock. Of these shares, 25% will vest after Mr. Gottfried completes 12 months of continuous service, and the balance will vest in equal monthly installments over the following 36 months. In addition, 50% of the shares subject to the option will also vest if we are subject to a change in control and Mr. Gottfried’s employment is involuntarily terminated within 12 months following the change in control. His current annual salary is $215,000.

We entered into an offer letter dated as of April 10, 2003 with Eric Wolford, our Senior Vice President of Marketing and Business Development. The agreement provides for an annual salary of not less than $200,000 and an option to purchase 500,000 shares of common stock. Of these shares, 25% will vest after Mr. Wolford completes 12 months of continuous service, and the balance will vest in equal monthly installments over the following 36 months. In addition, 50% of the shares subject to the option will also vest if we are subject to a change in control and Mr. Wolford’s employment is involuntarily terminated within 12 months following the change in control. His current annual salary is $240,000.

We entered into an offer letter dated as of July 7, 2006 with David M. Peranich, our Senior Vice President of Worldwide Sales. The agreement provides for an annual salary of $225,000 and target incentive compensation of $200,000 based on performance. The agreement is for no specific term of employment. If we terminate Mr. Peranich’s employment without cause (as defined in the agreement) within the first 12 months following his commencement of employment, then we will continue to pay his salary and reimburse his health insurance premiums for up to six months. Mr. Peranich was granted options to purchase a total of 400,000 shares of our common stock at an exercise price of $6.50 per share, which will vest over four years. A complete description of the vesting schedules is set forth in the subsection titled “Description of Awards Granted in 2006.” Mr. Peranich will vest in all of the shares subject to his option if we are subject to a change in control and his employment is involuntarily terminated within 12 months following the change in control. Involuntary termination includes a discharge without cause or resignation following any material change in authority, duties or responsibilities, a reduction in base salary or target bonus opportunity, a material reduction in the kind or level of benefits to which he is entitled, a relocation of his workplace more than 50 miles from its current location, the failure of any successor to assume our obligations under the agreement, or any material breach of the agreement by us.

Salary and non-equity incentive compensation in proportion to total compensation

The amount of salary and non-equity incentive compensation earned in 2006 in proportion to the total compensation reported for each of our named executive officers was:

•	Jerry M. Kennelly: 60.2%

•	Steven McCanne, Ph.D.: 50.0%

•	Randy S. Gottfried: 87.8%

•	Eric Wolford: 67.2%

•	David M. Peranich: 56.5%

2006 Grants of Plan Based Awards

The following table sets forth each equity award granted to our named executive officers during fiscal year 2006.

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards Target ($) (1)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($) (2)
Jerry M. Kennelly	05/01/06		316,670	$6.00	$1,518,749
	05/01/06		83,330	6.00	399,651
		$150,000

Steven McCanne, Ph.D.	05/01/06		316,670	6.00	1,518,749
	05/01/06		83,330	6.00	399,651
		$70,000

Randy S. Gottfried	05/01/06		50,000	6.00	239,800
		$65,000

Eric Wolford	05/01/06		116,670	6.00	559,549
	05/01/06		83,330	6.00	399,651
		$73,000

David M. Peranich	07/19/06		338,464	6.50	1,576,295
	07/19/06		61,536	6.50	286,585
		$200,000

(1)	This column sets forth the target amount of each executive’s non-equity incentive plan payment for 2006.
(2)	Represents the fair value of each stock option as of the date it was granted, computed in accordance with FAS 123(R).

Description of Awards Granted in 2006

Each of Messrs. Kennelly and Gottfried and Dr. McCanne was granted options to purchase additional shares of common stock on May 1, 2006 at an exercise price of $6.00 per share. The May 1 options vest and become exercisable ratably over 48 months from the grant date.

Each of Mr. Kennelly and Dr. McCanne was granted an option to purchase 316,670 shares of common stock and an option to purchase 83,330 shares of common stock on May 1, 2006. The options granted to each of Mr. Kennelly and Dr. McCanne will also vest as to 25% of the shares subject to the option if we are acquired and will vest in an additional 50% of such shares subject to the option if we are acquired and such officer’s employment is involuntarily terminated within 12 months following the change in control.

Mr. Gottfried was granted an option to purchase 50,000 shares of common stock on May 1, 2006. The option granted to Mr. Gottfried will also vest as to 50% of such option shares if we are acquired and his employment is involuntarily terminated within 12 months following the change in control.

Mr. Wolford was granted an option to purchase 116,670 shares of common stock on May 1, 2006 (Wolford NSO) at an exercise price of $6.00 per share. 1,786 shares of the Wolford NSO will vest on the first day of every month from June 2006 through December 2006. 2,778 shares of the Wolford NSO will vest on the first day of every month from January 2007 through December 2009. Lastly, 834 shares of the Wolford NSO will vest on the first day of every month from January 2010 through May 2010.

Mr. Wolford was also granted an option to purchase 83,330 shares of common stock on May 1, 2006 (Wolford ISO) of an exercise price of $6.00 per share. 2,381 shares of the Wolford ISO will vest on the first day of every month from June 2006 through December 2006. 1,389 shares of the Wolford ISO will vest on the first day of every month from January 2007 through December 2009. Lastly, 3,333 shares of the Wolford ISO will vest on the first day of every month from January 2010 through May 2010.

The options granted to Mr. Wolford in 2006 will also vest as to 50% of such option shares if we are acquired and his employment is involuntarily terminated within 12 months following the change in control.

Mr. Peranich was granted an option to purchase 338,464 shares of common stock on July 19, 2006 (Peranich NSO). 89,140 shares of the Peranich NSO will vest on July 10, 2007. 7,428 shares of the Peranich NSO will vest on the tenth day of every month from August 2007 through December 2007. 7,051 shares of the Peranich NSO will vest on the tenth day of every month from January 2008 through December 2008. 7,051 shares of the Peranich NSO will vest on the tenth day of every month from January 2009 through December 2009. Lastly, 6,135 shares of the Peranich NSO will vest on the tenth day of every month from January 2010 through July 2010.

Mr. Peranich was also granted an option to purchase 61,536 shares of common stock on July 19, 2006 (Peranich ISO). 10,859 shares of the Peranich ISO will vest on July 10, 2007. 905 shares of the Peranich ISO will vest on the tenth day of every month from August 2007 through December 2007. 1,282 shares of the Peranich ISO will vest on the tenth day of every month from January 2008 through December 2008. 1,282 shares of the Peranich ISO will vest on the tenth day of every month from January 2009 through December 2009. Lastly, 2,197 shares of the Peranich ISO will vest on the tenth day of every month from January 2010 through July 2010.

The options granted to Mr. Peranich will also vest as to 100% of such option shares if we are acquired and his employment is involuntarily terminated within 12 months following the change in control.

Outstanding Equity Awards at Fiscal Year-End 2006

The following table sets forth information regarding each unexercised option held by each of our named executive officers as of December 31, 2006.

Option Awards
	Number of Securities Underlying Unexercised Options (#)		Number of Securities Underlying Unexercised Options (#)		Option Exercise Price ($)	Option Expiration Date
Name	Exercisable		Unexercisable
Jerry M. Kennelly	12,152 46,181	(1) (2)	71,178 270,489	(1) (2)	$6.00 6.00	04/30/16 04/30/16

Steven McCanne, Ph.D.	12,152 46,181	(3) (4)	71,178 270,489	(3) (4)	6.00 6.00	04/30/16 04/30/16

Randy S. Gottfried	7,291	(5)	42,709	(5)	6.00	04/30/16

Eric Wolford	25,000 12,500 16,666	(6) (7) (8)	0 104,170 66,664	(6) (7) (8)	0.10 6.00 6.00	05/02/14 04/30/16 04/30/16

David M. Peranich	0 0	(9) (10)	338,464 61,536	(9) (10)	6.50 6.50	07/18/13 07/18/13

(1)	Starting on May 1, 2006, the option vests with respect to 1,736 shares after each month of service, provided that Mr. Kennelly remains employed with us.

(2)	Starting on May 1, 2006, the option vests with respect to 6,597 shares after each month of service, provided that Mr. Kennelly remains employed with us.

(3)	Starting on May 1, 2006, the option vests with respect to 1,736 shares after each month of service, provided that Dr. McCanne remains employed with us.

(4)	Starting on May 1, 2006, the option vests with respect to 6,597 shares after each month of service, provided that Dr. McCanne remains employed with us.

(5)	Starting on May 1, 2006, the option vests with respect to 1,041 shares after each month of service, provided that Mr. Gottfried remains employed with us.

(6)	Starting on May 1, 2004, the option vests with respect to 520 shares after each month of service, provided that Mr. Wolford remains employed with us.

(7)	Starting on June 1, 2006, the option vested with respect to 1,786 shares on the first of every month until December 2006. Starting on January 1, 2007, the option vests with respect to 2,778 shares on the first of every month until December 2009. Starting on January 1, 2010, the option will vest with respect to 834 shares on the first of every month until May 2010.

(8)	Starting on June 1, 2006, the option vested with respect to 2,381 shares on the first of every month until December 2006. Starting on January 1, 2007, the option vests with respect to 1,389 shares on the first of every month until December 2009. Starting on January 1, 2010, the option will vest with respect to 3,333 shares on the first of every month until May 2010.

(9)

On July 10, 2007, the option will vest with respect to 89,140 shares. Starting on August 10, 2007, the option will vest with respect to 7,428 shares on the tenth day of every month until December 2007. Starting on January 10, 2008, the option will vest with respect to 7,051 shares on the tenth day of every month until December 2009. Starting on January 10, 2010, the option will vest with respect to 6,135 shares on the tenth day of every month until July 2010.

(10)	On July 10, 2007, the option will vest with respect to 10,860 shares. Starting on August 10, 2007, the option will vest with respect to 905 shares on the tenth day of every month until December 2007. Starting on January 10, 2008, the option will vest with respect to 1,282 shares on the tenth day of every month until December 2009. Starting on January 10, 2010, the option will vest with respect to 2,197 shares on the tenth day of every month until July 2010.

2006 Option Exercises and Stock Vested

No shares were acquired upon exercise of options by any of our named executive officers during fiscal year 2006.

Severance and Change in Control Arrangements

Acceleration

The named executive officers are entitled to the following option acceleration upon the occurrence of certain events:

Each option granted to Messrs. Kennelly and McCanne in 2005 and 2006 will vest with respect to 25% of the shares subject to their options if we are subject to a change in control and will vest in an additional 50% if there is a change in control and such employees’ employment is involuntarily terminated within 12 months after the change in control.

Each option granted to Mr. Gottfried will vest with respect to 50% of the shares subject to his options if there is a change in control and his employment is involuntarily terminated within 12 months after the change in control.

The options granted to Mr. Wolford in 2003, 2004, 2005 and 2006 will vest with respect to 50% of the shares subject to his options if there is a change in control and his employment is involuntarily terminated within 12 months after the change in control.

Each option granted to Mr. Peranich will vest with respect to 100% of the shares subject to his options if there is a change in control and his employment is involuntarily terminated within 12 months after the change in control.

A change in control includes:

•	a merger of Riverbed after which our own stockholders own 50% or less of the surviving corporation or its parent company; or

•	a sale of all or substantially all of our assets.

Severance

If Mr. Peranich is terminated by us for any reason other than cause on or before July 10, 2007, then we will continue to pay his base salary until the earlier of (A) six months following his termination or (B) the date that he commences employment with, or provides services as a consultant to, any entity other than us. If his remuneration from his new position is less than his base salary was from us, then we will continue to pay his severance less his remuneration from his new position for the duration of the six month period. Mr. Peranich commenced employment with us on July 10, 2006.

If Mr. Peranich elects to continue his health insurance coverage under the Consolidated Omnibus Budget Reconciliation Act (COBRA) following his termination of employment, then we will pay the same portion of his monthly premium under COBRA as we pay for active employees until the earliest of (A) the close of the six month period following his termination, (B) the expiration of his continuation coverage under COBRA or (C) the date when he becomes eligible for substantially equivalent health insurance coverage in connection with new employment or self-employment.

Estimated Payments and Benefits Upon Termination

The amount of compensation and benefits payable to each named executive officer in each termination and change in control situation has been estimated in the tables below. The value of the option and common stock vesting acceleration was calculated based on the assumption that the change in control and the executive’s employment termination occurred on December 29, 2006. The closing price of our stock as of December 29, 2006 was $30.70, which was used as the value of our stock in the change in control. The value of the vesting acceleration was calculated by multiplying the number of accelerated option shares and common stock as of December 29, 2006 by the spread between the closing price of our stock as of December 29, 2006 and the exercise price for such unvested option shares and common stock.

Jerry M. Kennelly

The following table describes the potential payments and benefits upon employment termination before or after a change in control for Mr. Kennelly, our President and Chief Executive Officer, as if his employment terminated as of December 29, 2006, the last business day of our last fiscal year.

Executive Benefits and Payments Upon Termination	Voluntary Resignation Not for Good Reason	Voluntary Resignation for Good Reason	Termination by Company Not for Cause	Termination by Company For Cause	Change in Control		Involuntary Termination in connection with or following Change in Control
Compensation:
Base Salary	$0	$0	$0	$0	$0		$0
Highest Target Bonus	$0	$0	$0	$0	$0		$0
Last Fiscal Year Target Bonus	$0	$0	$0	$0	$0		$0
Unvested Option Shares and Unvested Common Stock Accelerated	$0	$0	$0	$0	$10,075,000	(1)	$25,788,760	(2)

Benefits and Perquisites:
Health Care Premiums/Contributions	$0	$0	$0	$0	$0		$0
Accrued Vacation Pay (3)	$23,077	$23,077	$23,077	$23,077	$23,077		$23,077

Total	$23,077	$23,077	$23,077	$23,077	$10,098,077		$25,811,837

(1)	Represents 25% of the shares subject to options held by Mr. Kennelly that will vest upon a change in control.

(2)	Represents 25% of the shares subject to options granted to Mr. Kennelly that will vest upon a change in control plus an additional 50% of such shares that will vest if he is involuntarily terminated within 12 months after a change in control.

(3)	Assumes that Mr. Kennelly had four weeks of accrued but unused vacation, which was paid based on his annual base salary for the last fiscal year.

Steven McCanne, Ph.D.

The following table describes the potential payments and benefits upon employment termination before or after a change in control for Dr. McCanne, our Chief Technology Officer, as if his employment terminated as of December 29, 2006, the last business day of our last fiscal year.

Executive Benefits and Payments Upon Termination	Voluntary Resignation Not for Good Reason	Voluntary Resignation for Good Reason	Termination by Company Not for Cause	Termination by Company For Cause	Change in Control		Involuntary Termination in connection with or following Change in Control
Compensation:
Base Salary	$0	$0	$0	$0	$0		$0
Highest Target Bonus	$0	$0	$0	$0	$0		$0
Last Fiscal Year Target Bonus	$0	$0	$0	$0	$0		$0
Unvested Option Shares and Unvested Common Stock Accelerated	$0	$0	$0	$0	$10,075,000	(1)	$25,788,760	(2)

Benefits and Perquisites:
Health Care Premiums/Contributions	$0	$0	$0	$0	$0		$0
Accrued Vacation Pay (3)	$17,692	$17,692	$17,692	$17,692	$17,692		$17,692

Total	$17,692	$17,692	$17,692	$17,692	$10,092,692		$25,806,452

(1)	Represents 25% of the shares subject to options held by Dr. McCanne that will vest upon a change in control.

(2)	Represents 25% of the shares subject to options granted to Dr. McCanne that will vest upon a change in control plus an additional 50% of such shares that will vest if he is involuntarily terminated within 12 months after a change in control.

(3)	Assumes that Dr. McCanne had four weeks of accrued but unused vacation, which was paid based on his annual base salary for the last fiscal year.

Randy S. Gottfried

The following table describes the potential payments and benefits upon employment termination before or after a change in control for Mr. Gottfried, our Chief Financial Officer and Senior Vice President of Business Services, as if his employment terminated as of December 29, 2006, the last business day of our last fiscal year.

Executive Benefits and Payments Upon Termination	Voluntary Resignation Not for Good Reason	Voluntary Resignation for Good Reason	Termination by Company Not for Cause	Termination by Company For Cause	Involuntary Termination in connection with or following Change in Control
Compensation:
Base Salary	$0	$0	$0	$0	$0
Highest Target Bonus	$0	$0	$0	$0	$0
Last Fiscal Year Target Bonus	$0	$0	$0	$0	$0
Unvested Option Shares and Unvested Common Stock Accelerated	$0	$0	$0	$0	$5,840,520	(1)

Benefits and Perquisites:
Health Care Premiums/Contributions	$0	$0	$0	$0	$0
Accrued Vacation Pay (2)	$12,238	$12,238	$12,238	$12,238	$12,238

Total	$12,238	$12,238	$12,238	$12,238	$5,852,758

(1)	50% of the shares subject to options held by Mr. Gottfried will vest if he is involuntarily terminated within 12 months after a change in control.

(2)	Assumes that Mr. Gottfried had 2.96 weeks of accrued but unused vacation, which was paid based on his annual base salary for the last fiscal year.

Eric Wolford

The following table describes the potential payments and benefits upon employment termination before or after a change in control for Mr. Wolford, our Senior Vice President of Marketing and Business Development, as if his employment terminated as of December 29, 2006, the last business day of our last fiscal year.

Executive Benefits and Payments Upon Termination	Voluntary Resignation Not for Good Reason	Voluntary Resignation for Good Reason	Termination by Company Not for Cause	Termination by Company For Cause	Involuntary Termination in connection with or following Change in Control
Compensation:
Base Salary	$0	$0	$0	$0	$0
Highest Target Bonus	$0	$0	$0	$0	$0
Last Fiscal Year Target Bonus	$0	$0	$0	$0	$0
Unvested Option Shares and Unvested Common Stock Accelerated	$0	$0	$0	$0	$5,478,088	(1)

Benefits and Perquisites:
Health Care Premiums/Contributions	$0	$0	$0	$0	$0
Accrued Vacation Pay (2)	$18,462	$18,462	$18,462	$18,462	$18,462

Total	$18,462	$18,462	$18,462	$18,462	$5,496,550

(1)	50% of the shares subject to options granted to Mr. Wolford will vest if he is involuntarily terminated within 12 months after a change in control.

(2)	Assumes that Mr. Wolford had four weeks of accrued but unused vacation, which was paid based on his annual base salary for the last fiscal year.

David M. Peranich

The following table describes the potential payments and benefits upon employment termination before or after a change in control for Mr. Peranich, our Senior Vice President of Worldwide Sales, as if his employment terminated as of December 29, 2006, the last business day of the our fiscal year.

Executive Benefits and Payments Upon Termination	Voluntary Resignation Not for Good Reason	Voluntary Resignation for Good Reason	Termination by Company Not for Cause		Termination by Company For Cause	Involuntary Termination in connection with or following Change in Control
Compensation:
Base Salary	$0	$0	$112,500	(3)	$0	$0
Highest Target Bonus	$0	$0	$0		$0	$0
Last Fiscal Year Target Bonus	$0	$0	$0		$0	$0
Unvested Option Shares and Unvested Common Stock Accelerated	$0	$0	$0		$0	$9,680,000	(1)

Benefits and Perquisites:
Health Care Premiums/Contributions	$0	$0	$6,203	(4)	$0	$0
Accrued Vacation Pay (2)	$1,038	$1,038	$1,038		$1,038	$1,038

Total	$1,038	$1,038	$119,741		$1,038	$9,681,038

(1)	100% of the shares subject to options held by Mr. Peranich will vest if he is involuntarily terminated within 12 months after a change in control.

(2)	Assumes that Mr. Peranich had 0.24 weeks of accrued but unused vacation, which was paid based his annual base salary for the last fiscal year.

(3)	Payment is based on Mr. Peranich’s last monthly base salary prior to the termination for a period of 6 months following the date of termination. This number assumes that Mr. Peranich did not commence employment with, or provide services as a consultant to, an entity other than us within 6 months after his termination.

(4)	Assumes that Mr. Peranich’s monthly health care premium under COBRA is $1,033.87 per month and payment of such premium for a 6-month period.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information concerning beneficial ownership of our capital stock as of January 31, 2007, by:

•	each stockholder, or group of affiliated stockholders, that we know owns at least 5% of our outstanding capital stock;

•	each of our named executive officers;

•	each of our directors; and

•	all of our directors and executive officers as a group.

The following table lists the number of shares and percentage of shares beneficially owned based on 66,203,349 shares of common stock outstanding as of January 31, 2007.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, and generally includes voting power and/or investment power with respect to the securities held. Shares of common stock subject to options currently exercisable or exercisable within 60 days of January 31, 2007 are deemed outstanding and beneficially owned by the person holding such options for purposes of computing the number of shares and percentage beneficially owned by such person, but are not deemed outstanding for purposes of computing the percentage beneficially owned by any other person. Except as indicated in the footnotes to this table, and subject to applicable community property laws, the persons or entities named have sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by them.

Unless otherwise indicated, the principal address of each of the stockholders below is c/o Riverbed Technology, Inc., 199 Fremont Street, San Francisco, California 94105.

	Beneficial Ownership
Name and Address of Beneficial Owner	Number	Percent
5% Stockholders
Entities affiliated with Accel Partners (1) 428 University Avenue Palo Alto, CA 94301	13,356,528	20.2%
Entities affiliated with Lightspeed Venture Partners (2) 2200 Sand Hill Road Menlo Park, CA 94025	13,095,098	19.8
Entities affiliated with UV Partners (3) 2755 East Cottonwood Parkway Suite 520 Salt Lake City, UT 84121	6,360,579	9.6

Directors and Named Executive Officers
Jerry M. Kennelly (4)	6,091,666	9.2
Steven McCanne (5)	6,001,474	9.1
Michael R. Kourey (6)	17,291	*
Stanley J. Meresman (7)	121,866	*
James R. Swartz (8)	14,840,588	22.4
Blake G. Modersitzki (9)	6,360,579	9.6
Christopher J. Schaepe (10)	13,095,098	19.8
Randy S. Gottfried (11)	561,458	*
Eric Wolford (12)	667,810	1.0
David M. Peranich (13)	—	*
All current directors and executive officers as a group (10 persons) (14)	47,757,830	71.8

*	Less than 1% of the outstanding shares of common stock.

(1)	Represents 10,410,078 shares held by Accel VIII L.P., 2,044,885 shares held by Accel Internet Fund IV L.P. and 901,565 shares held by Accel Investors 2002 L.L.C. The general partner of Accel VIII L.P. and Accel Internet Fund IV L.P. is Accel VIII Associates L.L.C. and the managing members of the general partner and Accel Investors 2002 L.L.C. are James R. Swartz, James W. Breyer, Arthur C. Patterson, Theresia Gouw Ranzetta and J. Peter Wagner. Each of the managing members exercises shared voting and investment power over the shares held by the Accel entities. Each of the managing members disclaims beneficial ownership of the shares held by the Accel entities except to the extent of his or her pecuniary interest therein.

(2)	Represents 11,520,413 shares held by Lightspeed Venture Partners VI, L.P., 86,297 shares held by Lightspeed Venture Partners VI-A, L.P., 1,031,893 shares held by Lightspeed Venture Partners VI Cayman, L.P., 402,936 shares held by Lightspeed Venture Partners Entrepreneur VI, L.P. and 53,559 shares held by Lightspeed Venture Partners Entrepreneur VI-A, L.P. The general partner of the Lightspeed entities is Venture Investors General Partner L.L.C. and the Members of the general partner are Christopher J. Schaepe, Gill Cogan, Barry Eggers, Ravi Mhatre, Peter Nieh and Carl Showalter. Each of the Members exercises shared voting and investment power over the shares held by the Lightspeed entities. Each Member disclaims beneficial ownership of the shares held by the Lightspeed entities except to the extent of his pecuniary interest therein.

(3)	Represents 6,230,188 shares held by Utah Ventures III, L.P. and 130,391 shares held by Utah Entrepreneurs Fund III, L.P. The general partner of Utah Ventures III, L.P. is Utah Venture Partners III, L.L.C. and the managing members of the general partner are Blake G. Modersitzki, James Dreyfous, Allan Wolfe, Carl Ledbetter and Heidi Huntsman. Each of the managing members exercises shared voting and investment power over the shares held by Utah Ventures III, L.P. Each of the managing members disclaims beneficial ownership of the shares held by Utah Ventures III, L.P. except to the extent of his or her pecuniary interest therein. The general partner of Utah Entrepreneurs Fund III, L.P. is Utah Entrepreneur Partners III, L.L.C. and the managing members of the general partner are Blake G. Modersitzki, James Dreyfous, Allan Wolfe, Carl Ledbetter and Heidi Huntsman. Each of the managing members exercises shared voting and investment power over the shares held by Utah Entrepreneurs Fund III, L.P. Each of the managing members disclaims beneficial ownership of the shares held by Utah Entrepreneurs Fund III, L.P. except to the extent of his or her pecuniary interest therein.

(4)	Represents 6,000,000 shares of common stock held by Kennelly Partners, L.P. and 91,666 shares of common stock issuable upon exercise of options exercisable within 60 days of January 31, 2007. 583,334 of these shares are subject to a right of repurchase by us in the event Mr. Kennelly’s service terminates prior to vesting of these shares. Does not include 13,820 shares held by family members of Mr. Kennelly or 308,334 shares subject to options not exercisable within 60 days of January 31, 2007.

(5)	Represents 5,850,000 shares held by Steven McCanne and Tamara R. White, Trustees of the McCanne Family Trust dated July 8, 2002 and successor Trustees thereunder, 29,904 shares held by Steven McCanne, Trustee of the Steven McCanne Revocable Trust u/a/d 11/29/00, 29,904 shares held by Steven McCanne, Trustee of the McCanne K Trust u/a/d 7/21/00 and 91,666 shares of common stock issuable upon exercise of options exercisable within 60 days of January 31, 2007. 583,334 of these shares are subject to a right of repurchase by us in the event Dr. McCanne’s service terminates prior to vesting of these shares. Does not include 99,808 shares held by family members of Dr. McCanne or 308,334 shares subject to options not exercisable within 60 days of January 31, 2007.

(6)	Represents 17,291 shares of common stock issuable upon exercise of options exercisable within 60 days of January 31, 2007. Excludes 52,709 shares subject to options not exercisable within 60 days of January 31, 2007. Mr. Kourey has a pecuniary interest in shares held by Accel Internet Fund IV, L.P., but has no voting or investment power over the shares held by this entity. The shares set forth in the table above do not reflect shares held by this entity.

(7)	Represents 117,200 shares of common stock held by Stanley J. Meresman & Sharon A. Meresman, Trustees of the Meresman Family Trust U/D/T dated 9/13/89, as amended, and 4,666 shares of common stock issuable upon exercise of options exercisable within 60 days of January 31, 2007. 46,667 of these shares are subject to a right of repurchase by us in the event Mr. Meresman’s service terminates prior to vesting of these shares. Excludes 27,334 shares subject to options not exercisable within 60 days of January 31, 2007.

(8)	Represents 889,374 shares held by Burn3 LLC, 494,686 shares held by Homestake Partners L.P., 100,000 shares held by the Swartz Foundation and 13,356,528 shares held by entities affiliated with Accel Partners. Burn3 LLC and Homestake Partners L.P. purchased their shares directly from us in our convertible preferred stock financings. See the section titled “Certain Relationships and Related Party Transactions.” See footnote (1) above regarding Mr. Swartz’s relationship with Accel Partners. Mr. Swartz is the manager of Burn3 LLC, the general partner of Homestake Partners L.P. and the Trustee of the Swartz Foundation and exercises sole voting and investment power over the shares held by these three entities. Mr. Swartz disclaims beneficial ownership of the shares held by Accel VIII L.P., Accel Internet Fund IV L.P., Accel Investors 2002 L.L.C., Burn3 LLC and Homestake Partners L.P., except to the extent of his pecuniary interest therein. Mr. Swartz has pecuniary interests in shares held by Utah Ventures III, L.P. and entities affiliated with Meritech Capital Partners, which are stockholders of ours, but has no voting and investment power over the shares held by these entities. The shares set forth in the table above do not reflect shares in these entities.

(9)	See footnote (3) above.

(10)	See footnote (2) above.

(11)	Represents 550,000 shares of common stock held by Randy S. Gottfried, Trustee of the Randy S. Gottfried Trust dated January 7, 2005 and 11,458 shares of common stock issuable upon exercise of options exercisable within 60 days of January 31, 2007. 164,585 of these shares are subject to a right of repurchase by us in the event Mr. Gottfried’s service terminates prior to vesting of these shares. Excludes 38,542 shares subject to options not exercisable within 60 days of January 31, 2007.

(12)	Includes 70,832 shares of common stock issuable upon exercise of options exercisable within 60 days of January 31, 2007. 85,417 of these shares are subject to a right of repurchase by us in the event Mr. Wolford’s service terminates prior to vesting of these shares. Excludes 154,168 shares subject to options not exercisable within 60 days of January 31, 2007.

(13)	Excludes 400,000 shares subject to options not exercisable within 60 days of January 31, 2007.

(14)	Includes 287,579 shares of common stock issuable upon exercise of options within 60 days of January 31, 2007.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth as of December 31, 2006 certain information regarding our equity compensation plans.

Equity Compensation Plan Information

	A	B	C
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column A)
Equity compensation plans approved by security holders	7,043,869	$6.18	3,332,859
Equity compensation plans not approved by security holders	—	—	—

Total	7,043,869	$6.18	3,332,859

Item 13.    Certain Relationships and Related Transactions, and Director Independence

In addition to the compensation arrangements with directors and executive officers and the registration rights described below, the following is a description of each transaction since January 1, 2004 and each currently proposed transaction in which:

•	we have been or are to be a participant;

•	the amount involved exceeds $120,000; and

•	any of our directors, executive officers or holders of more than 5% of our capital stock, or any immediate family member of or person sharing the household with any of these individuals, had or will have a direct or indirect material interest.

Private Placement Financings

Series C Financing

In December 2004, we sold 9,345,796 shares of our Series C convertible preferred stock at a price of $2.14 per share to various investors, including entities affiliated with Accel Partners, entities affiliated with Lightspeed Venture Partners, entities affiliated with UV Partners, entities affiliated with Goldman, Sachs & Co., a managing underwriter in this offering, entities affiliated with James R. Swartz and a family member of Jerry M. Kennelly. All shares of Series C convertible preferred stock were converted into shares of our common stock in connection with the initial public offering of our common stock in September 2006.

Series D Financing

In February 2006, we sold 3,738,318 shares of our Series D convertible preferred stock at a price of $5.35 per share to various investors, including entities affiliated with Meritech Partners, entities affiliated with Accel Partners, entities affiliated with Lightspeed Venture Partners, entities affiliated with UV Partners, entities affiliated with Goldman, Sachs & Co., a managing underwriter in this offering, and entities affiliated with James R. Swartz. All shares of Series D convertible preferred stock were converted into shares of our common stock in connection with the initial public offering of our common stock in September 2006.

Investors’ Rights Agreement

In connection with our Series D financing described above, we entered into an amended and restated investors’ rights agreement with several of our significant stockholders, including entities affiliated with Accel Partners, entities affiliated with James R. Swartz, entities affiliated with Lightspeed Venture Partners, entities affiliated with UV Partners, entities affiliated with Goldman, Sachs & Co., a managing underwriter in this offering, entities affiliated with, and family members of, Steven McCanne, a family member of Jerry M. Kennelly, and Eric Wolford. Pursuant to this agreement, we granted such stockholders certain registration rights with respect to the shares of our common stock issued upon conversion of the shares of the preferred stock held by them. These registration rights have been waived with respect to this offering.

Transactions with our Executive Officers, Directors, Significant Stockholders and Underwriters

Customer, Underwriter and Stockholder Relationships

In the ordinary course of our business, our products were sold to Goldman, Sachs & Co., Citigroup and Thomas Weisel Partners LLC. From our inception through December 31, 2006, we recognized approximately $5.4 million in aggregate revenue from these sales. Goldman, Sachs & Co.,

Citigroup Global Markets Inc. and Thomas Weisel Partners LLC were managing underwriters in our IPO. We believe that these transactions have been entered into on terms consistent with terms offered to unrelated third-party customers.

Indemnification Agreements

We have entered into indemnification agreements with each of our directors and executive officers and certain other key employees. The form of agreement provides that we will indemnify each of our directors, executive officers and such other key employees against any and all expenses incurred by that director, executive officer or other key employee because of his or her status as one of our directors, executive officers or other key employees, to the fullest extent permitted by Delaware law, our restated certificate of incorporation and our amended and restated bylaws (except in a proceeding initiated by such person without board approval). In addition, the form agreement provides that, to the fullest extent permitted by Delaware law, we will advance all expenses incurred by our directors, executive officers and such other key employees in connection with a legal proceeding.

Registration Rights

As of December 31, 2006, holders of approximately 39,538,961 shares of common stock and the holders of warrants to purchase 32,967 shares of our common stock will be entitled to rights with respect to the registration of those shares under the Securities Act. Under the terms of the amended and restated investors’ rights agreement between us and the holders of these registrable securities, if we propose to register any of our securities under the Securities Act, either for our own account or for the account of other security holders exercising registration rights, these holders are entitled to notice of registration and are entitled to include their shares of common stock in the registration. Certain of the holders of the registrable securities are also entitled to specified demand registration rights under which they may require us to file a registration statement under the Securities Act at our expense with respect to our shares of common stock, and we are required to use our commercially reasonable efforts to effect this registration. Further, the holders of these registrable securities may require us to file additional registration statements on Form S-3. All of these registration rights are subject to conditions and limitations, among them the right of the underwriters of an offering to limit the number of shares included in the registration and our right not to effect a requested registration within six months following the initial offering of our securities.

Director Independence

See the information set forth in the section titled “Corporate Governance—Board Composition” in Part III, Item 10 of this Annual Report.

Review, Approval or Ratification of Transactions with Related Parties

We have adopted a written policy requiring that certain transactions, subject to specified exceptions and other than one that involves compensation, between us and any of our directors, executive officers or beneficial holders of more than 5% of our capital stock, or any immediate family member of, or person sharing the household with, any of these individuals, be consummated only if approved by our audit committee and only if the terms of the transaction are determined not to be inconsistent with the best interests of our company and our stockholders. The approval of our compensation committee is required to approve any transaction that involves compensation to our directors and executive officers. This approval process does not apply to any transaction that is available to all of our U.S. employees generally.

Item 14.    Principal Accountant Fees and Services

Ernst & Young, LLP, which was our independent registered public accounting firm for the year ended December 31, 2006, has been selected by our audit committee to be the independent registered public accounting firm of Riverbed Technology, Inc. and its subsidiaries for the year ended December 31, 2007.

The following table sets forth the aggregate fees we paid to Ernst & Young LLP, our independent registered public accounting firm, for professional services provided during 2006.

(in thousands)	2006	2005
Audit fees (1)	$489	$103
Audit-related fees (2)	1,298	—
Tax fees	—	—
All other fees	—	—

Total fees	$1,787	$103

(1)	Audit Fees consist of fees incurred for professional services rendered for the audit of our annual consolidated financial statements and review of the quarterly consolidated financial statements that are normally provided by Ernst & Young LLP in connection with regulatory filings or engagements. Audit related fees consist of audit work performed and billed through the date of this filing.

(2)	Audit related fees relate to professional services rendered in connection with assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.” These fees primarily consist of matters related to our initial public offering. Audit related fees consist of audit related work performed and billed through the date of this filing.

Part IV

Item 15.    Exhibits and Financial Statement Schedules

(a) Financial Statements

The financial statements filed as part of this report are listed on the index to financial statements on page 53.

(b) Financial Statement Schedules

The following financial statement schedule is filed as a part of this Annual Report

Schedule II – Valuation and Qualifying Accounts

All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

SCHEDULE II

Valuation and Qualifying Accounts

	Beginning balance	Additions charged to operations	Write-offs	Ending balance
	(in thousands)
Trade receivables allowance
Year ended December 31, 2004	$—	$31	$—	$31

Year ended December 31, 2005	$31	$75	$(16)	$90

Year ended December 31, 2006	$90	$474	$(92)	$472

(c) Exhibits

The following exhibits are incorporated by reference or filed herewith.

Exhibit No.	Description
3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 of Registrant’s Form S-1 Registration No. 333-133437).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 of Registrant’s Form S-1 Registration No. 333-133437).

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Form of Common Stock certificate (incorporated by reference to Exhibit 4.2 of Registrant’s Form S-1 Registration No. 333-133437).

4.3

Amended and Restated Investors’ Rights Agreement, dated February 10, 2006, by and among the Registrant and the investors listed on the signature pages thereto (incorporated by reference to Exhibit 4.3 of Registrant’s Form S-1 Registration No. 333-133437).

10.1

Form of Indemnification Agreement between the Registrant and each of its directors, executive officers and certain key employees (incorporated by reference to Exhibit 10.1 of Registrant’s Form S-1 Registration No. 333-133437).

Exhibit No.	Description
10.2	Riverbed Technology, Inc. 2002 Stock Plan (incorporated by reference to Exhibit 10.2 of Registrant’s Form S-1 Registration No. 333-133437). *

10.3	Form of 2002 Stock Plan Stock Option Agreement (incorporated by reference to Exhibit 10.3 of Registrant’s Form S-1 Registration No. 333-133437). *

10.4	Form of 2002 Stock Plan Stock Option Agreement (Officers and Key Employees) (incorporated by reference to Exhibit 10.4 of Registrant’s Form S-1 Registration No. 333-133437). *

10.5	2006 Equity Incentive Plan and form of agreement thereunder (incorporated by reference to Exhibit 10.5 of Registrant’s Form S-1 Registration No. 333-133437). *

10.6	2006 Director Option Plan and forms of agreements thereunder (incorporated by reference to Exhibit 10.6 of Registrant’s Form S-1 Registration No. 333-133437). *

10.7	2006 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.7 of Registrant’s Form S-1 Registration No. 333-133437). *

10.8	Warrant to Purchase Stock issued March 31, 2003 to Silicon Valley Bank (incorporated by reference to Exhibit 10.8 of Registrant’s Form S-1 Registration No. 333-133437).

10.9

501 Second Street Office Lease, dated January 23, 2003, between 501 Second Street Associates, LLC and the Registrant (incorporated by reference to Exhibit 10.11 of Registrant’s Form S-1 Registration No. 333-133437).

10.10

First Amendment of Lease, dated January 16, 2004, between 501 Second Street Associates, LLC and the Registrant (incorporated by reference to Exhibit 10.12 of Registrant’s Form S-1 Registration No. 333-133437).

10.11

Second Amendment of Lease, dated June 9, 2004, between 501 Second Street Associates, LLC and the Registrant (incorporated by reference to Exhibit 10.13 of Registrant’s Form S-1 Registration No. 333-133437).

10.12

Third Amendment of Lease, dated May 24, 2005, between 501 Second Street Associates, LLC and the Registrant (incorporated by reference to Exhibit 10.14 of Registrant’s Form S-1 Registration No. 333-133437).

10.13

Legacy Shoreline Center Office Lease, dated November 30, 2005, between WXIII/Crittenden Realty A/B LLC and the Registrant (incorporated by reference to Exhibit 10.15 of Registrant’s Form S-1 Registration No. 333-133437).

10.14

Loan and Security Agreement, dated June 7, 2004, between Lighthouse Capital Partners V, L.P. and the Registrant (incorporated by reference to Exhibit 10.18 of Registrant’s Form S-1 Registration No. 333-133437).

10.15

Amendment No. 01, dated September 30, 2004, to Loan and Security Agreement with Lighthouse Capital Partners V, L.P. (incorporated by reference to Exhibit 10.19 of Registrant’s Form S-1 Registration No. 333-133437).

10.16

Amendment No. 02, dated February 4, 2005, to Loan and Security Agreement with Lighthouse Capital Partners V, L.P. (incorporated by reference to Exhibit 10.20 of Registrant’s Form S-1 Registration No. 333-133437).

10.17

Amendment No. 03, dated September 14, 2005, to Loan and Security Agreement with Lighthouse Capital Partners V, L.P. (incorporated by reference to Exhibit 10.21 of Registrant’s Form S-1 Registration No. 333-133437).

10.18	Stock Purchase Agreement, dated May 23, 2002, between Steven McCanne and Registrant (incorporated by reference to Exhibit 10.22 of Registrant’s Form S-1 Registration No. 333-133437). *

Exhibit No.	Description

10.19

Stock Restriction Agreement, dated November 7, 2002, among Steven McCanne, Steven McCanne and Tamara R. White, Trustees of the McCanne Family Trust dated July 8, 2002, and Registrant (incorporated by reference to Exhibit 10.23 of Registrant’s Form S-1 Registration No. 333-133437). *

10.20	Notice of Stock Option Grant and Stock Option Agreement, dated May 12, 2005, with Steven McCanne (incorporated by reference to Exhibit 10.24 of Registrant’s Form S-1 Registration No. 333-133437). *

10.21	Stock Purchase Agreement, dated May 23, 2002, between Kennelly Partners, L.P. and Registrant (incorporated by reference to Exhibit 10.25 of Registrant’s Form S-1 Registration No. 333-133437). *

10.22

Stock Restriction Agreement, dated November 7, 2002, among Jerry Kennelly, Kennelly Partners, L.P. and the Registrant (incorporated by reference to Exhibit 10.26 of Registrant’s Form S-1 Registration No. 333-133437). *

10.23	Notice of Stock Option Grant and Stock Option Agreement, dated May 12, 2005, with Jerry Kennelly (incorporated by reference to Exhibit 10.27 of Registrant’s Form S-1 Registration No. 333-133437). *

10.24	Offer Letter with Randy S. Gottfried, dated January 21, 2004 (incorporated by reference to Exhibit 10.28 of Registrant’s Form S-1 Registration No. 333-133437). *

10.25	Offer Letter with Eric Wolford, dated April 10, 2003 (incorporated by reference to Exhibit 10.29 of Registrant’s Form S-1 Registration No. 333-133437). *

10.26	General Release Agreement, dated January 12, 2006, between William Messer and the Registrant (incorporated by reference to Exhibit 10.30 of Registrant’s Form S-1 Registration No. 333-133437). *

10.27

Notice of Stock Option Grant and Stock Option Agreement, dated March 16, 2005, with Stanley J. Meresman (incorporated by reference to Exhibit 10.31 of Registrant’s Form S-1 Registration No. 333-133437). *

10.28

Notice of Stock Option Grant and Stock Option Agreement, dated March 28, 2006, with Michael R. Kourey (incorporated by reference to Exhibit 10.32 of Registrant’s Form S-1 Registration No. 333-133437). *

10.29

Notice of Stock Option Grant and Stock Option Agreement, dated April 12, 2006, with Michael R. Kourey (incorporated by reference to Exhibit 10.33 of Registrant’s Form S-1 Registration No. 333-133437). *

10.30	Form of 2002 Stock Plan Stock Option Agreement (Installment Vesting) (incorporated by reference to Exhibit 10.34 of Registrant’s Form S-1 Registration No. 333-133437). *

10.31	Form of 2002 Stock Plan Stock Option Agreement (Officers and Key Employees) (Installment Vesting) (incorporated by reference to Exhibit 10.35 of Registrant’s Form S-1 Registration No. 333-133437). *

10.32	Notice of Stock Option Grant and Stock Option Agreement, dated May 1, 2006, with Steven McCanne (incorporated by reference to Exhibit 10.36 of Registrant’s Form S-1 Registration No. 333-133437). *
10.33	Notice of Stock Option Grant and Stock Option Agreement, dated May 1, 2006, with Jerry Kennelly (incorporated by reference to Exhibit 10.37 of Registrant’s Form S-1 Registration No. 333-133437). *

Exhibit No.	Description

10.34

Fourth Amendment to Office Lease, dated June 10, 2006, between 501 Second Street Associates, LLC and the Registrant (incorporated by reference to Exhibit 10.38 of Registrant’s Form S-1 Registration No. 333-133437).

10.35	Offer Letter with David M. Peranich, dated July 7, 2006 (incorporated by reference to Exhibit 10.39 of Registrant’s Form S-1 Registration No. 333-133437). *

10.36

Agreement of Sublease dated September 26, 2006 between PricewaterhouseCoopers LLP and the Registrant (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on October 2, 2006).

21.1	List of subsidiaries.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

The certification attached as Exhibit 32.1 that accompanies this Annual Report on Form 10-K is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Riverbed Technology, Inc. under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 8, 2007.

RIVERBED TECHNOLOGY, INC.
By:	/S/ JERRY M. KENNELLY
Jerry M. Kennelly, President and Chief Executive Officer

RIVERBED TECHNOLOGY, INC.
By:	/S/ RANDY S. GOTTFRIED
Randy S. Gottfried, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JERRY M. KENNELLY Jerry M. Kennelly	President, Chief Executive Officer and Chairman (Principal Executive Officer)	February 8, 2007

/S/ RANDY S. GOTTFRIED Randy S. Gottfried	Chief Financial Officer (Principal Financial and Accounting Officer)	February 8, 2007

/S/ STEVEN MCCANNE Steven McCanne	Director	February 8, 2007

/S/ MICHAEL R. KOUREY Michael R. Kourey	Director	February 8, 2007

/S/ STANLEY J. MERESMAN Stanley J. Meresman	Director	February 8, 2007

/S/ BLAKE G. MODERSITZKI Blake G. Modersitzki	Director	February 8, 2007

/S/ CHRISTOPHER J. SCHAEPE Christopher J. Schaepe	Director	February 8, 2007

/S/ JAMES R. SWARTZ James R. Swartz	Director	February 8, 2007