Form 10-Q
period 2007-03-31
Riverbed Technology, Inc.
filed 2007-04-27
CIK 1357326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-33023

Riverbed Technology, Inc.

(Exact name of registrant as specified in its charter)

Delaware	03-0448754
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

199 Fremont Street

San Francisco, California 94105

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

The number of shares of the registrant’s common stock, par value $0.0001, outstanding as of April 26, 2007 was: 69,125,809

Riverbed Technology, Inc.

INDEX

PART I. FINANCIAL INFORMATION

Item 1 – Condensed Consolidated Financial Statements

RIVERBED TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

As of March 31, 2007 and December 31, 2006

(in thousands, except per share data)

	March 31, 2007	December 31, 2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$193,035	$105,330
Marketable securities	7,944	3,999
Trade receivables, net of allowances of $560 and $472 as of March 31, 2007 and December 31, 2006, respectively	21,830	18,148
Other receivables	1,481	118
Inventory	7,400	7,452
Prepaid expenses and other current assets	5,290	5,438

Total current assets	236,980	140,485

Fixed assets, net	10,453	7,718
Other assets	4,439	2,566

Total assets	$251,872	$150,769

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,701	$11,113
Accrued compensation and related benefits	8,837	8,285
Other accrued liabilities	5,450	2,931
Deferred revenue	18,541	16,837

Total current liabilities	42,529	39,166

Deferred revenue non-current	3,528	2,245
Other long-term liabilities	365	378

Total long-term liabilities	3,893	2,623

Stockholders’ equity:
Preferred stock, $0.0001 par value – 30,000 shares authorized, no shares outstanding	—	—
Common stock and additional paid-in-capital; $0.0001 par value — 600,000 shares authorized; 69,126 and 66,180 shares issued and outstanding as of March 31, 2007 and December 31, 2006, respectively	254,659	162,033
Deferred stock-based compensation	(5,120)	(5,704)
Accumulated deficit	(44,076)	(47,333)
Accumulated other comprehensive loss	(13)	(16)

Total stockholders’ equity	205,450	108,980

Total liabilities and stockholders’ equity	$251,872	$150,769

See Notes to Condensed Consolidated Financial Statements.

RIVERBED TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three months ended March 31,
	2007	2006
Revenue:
Product	$33,637	$10,836
Support and services	6,837	1,523
Ratable product and related support and services	2,310	1,362

Total revenue	42,784	13,721

Cost of revenue:
Cost of product	9,661	3,590
Cost of support and services	2,290	692
Cost of ratable product and related support and services	603	497

Total cost of revenue	12,554	4,779

Gross profit	30,230	8,942

Operating expenses:
Sales and marketing	17,092	8,028
Research and development	7,458	3,465
General and administrative	4,037	1,596

Total operating expenses	28,587	13,089

Operating income (loss)	1,643	(4,147)

Other income (expense), net	1,719	(102)

Income (loss) before provision for income taxes	3,362	(4,249)
Provision for income taxes	103	37

Net income (loss)	$3,259	$(4,286)

Net income (loss) per common share:
Basic	$0.05	$(0.36)

Diluted	$0.05	$(0.36)

Shares used in computing net income (loss) per common share:
Basic	65,037	12,010

Diluted	70,350	12,010

Stock-based compensation expense included in above:
Cost of product	$8	$—
Cost of support and services	372	36
Sales and marketing	2,742	465
Research and development	1,456	219
General and administrative	798	175

Total stock-based compensation expense	$5,376	$895

See Notes to Condensed Consolidated Financial Statements.

RIVERBED TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three months ended March 31,
	2007	2006
Operating Activities:
Net income (loss)	$3,259	$(4,286)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	979	332
Stock-based compensation	5,376	896
Revaluation and amortization of warrants	—	177
Provision for trade receivable allowances	88	57
Changes in operating assets and liabilities:
(Increase) in trade receivables	(3,770)	(1,263)
(Increase) in inventory	(784)	(1,655)
(Increase) in prepaid expenses and other assets	(362)	(883)
Increase (decrease) in accounts payable and other current liabilities	(804)	251
Increase in income taxes payable	50	32
Increase in deferred revenue	2,987	1,507

Net cash provided by (used in) operating activities	7,019	(4,835)

Investing Activities:
Capital expenditures	(1,518)	(630)
Purchase of available for sale securities, net of maturities	(3,945)	—
Increase in other assets	(1,600)	—

Net cash used in investing activities	(7,063)	(630)

Financing Activities:
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	19,915
Proceeds from issuance of common stock, net of repurchases	81	91
Proceeds from follow-on public offering of common stock	87,664	—
Payments of debt	—	(313)

Net cash provided by financing activities	87,745	19,693

Effect of exchange rate changes on cash and cash equivalents	4	2

Net increase in cash and cash equivalents	87,705	14,230
Cash and cash equivalents at beginning of period	105,330	10,410

Cash and cash equivalents at end of period	$193,035	$24,640

See Notes to Condensed Consolidated Financial Statements.

RIVERBED TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization

Riverbed Technology, Inc. was founded on May 23, 2002 and has developed a comprehensive solution to the fundamental problems of wide-area distributed computing. Our Steelhead® appliances enable our customers simply and efficiently to improve the performance of their applications and access to their data over wide area networks, or WANs. We began commercial shipments of our products in May 2004.

Public Offerings

In September 2006, we completed our initial public offering, or IPO, of common stock in which we sold and issued 9,990,321 shares of our common stock, including 1,290,321 shares sold by us pursuant to the underwriters’ exercise of their over-allotment option, at an issue price of $9.75 per share. We raised a total of $97.4 million in gross proceeds from the IPO, or approximately $87.5 million in net proceeds after deducting underwriting discounts and commissions of $6.8 million and other offering costs of $3.1 million. Upon the closing of the IPO, all shares of convertible preferred stock outstanding automatically converted into 39,441,439 shares of common stock.

In February 2007, we completed a follow-on public offering of common stock in which we sold and issued 2,854,671 shares of our common shock, including 250,000 shares sold by us pursuant to the underwriters’ partial exercise of their over-allotment option, at an issue price of $32.50 per share. As a result of the offering, we raised a total of $92.8 million in gross proceeds, or approximately $87.7 million in net proceeds after deducting underwriting discounts and commissions of $4.2 million and other offering costs of $0.9 million.

Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements include our accounts and the accounts of our wholly owned subsidiaries. Intercompany transactions and balances have been eliminated. The accompanying condensed consolidated balance sheet as of March 31, 2007, the condensed consolidated statements of operations for the three months ended March 31, 2007 and March 31, 2006, and the condensed consolidated statements of cash flows for the three months ended March 31, 2007 and March 31, 2006 are unaudited. The accompanying statements should be read in conjunction with the audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2006.

The accompanying condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, or GAAP, pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. They do not include all of the financial information and footnotes required by GAAP for complete financial statements. We believe the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments necessary for the fair presentation of our statement of financial position as of March 31, 2007, and our results of operations and cash flows for the three months ended March 31, 2007 and March 31, 2006. All adjustments are of a normal recurring nature. The results for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending December 31, 2007.

Other than the adoption of the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, or FIN 48, there have been no significant changes in our accounting policies during the three months ended March 31, 2007 as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2006.

Use of Estimates

GAAP requires us to make certain estimates and judgments that can affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the periods presented. Significant estimates and assumptions made by management include the determination of the fair value of stock awards issued, the allowance for doubtful accounts, and inventory valuation. We believe that the estimates and judgments upon which we rely are reasonable based upon information available to us at the time that these estimates and judgments were made. To the extent there are material differences between these estimates and actual results, our consolidated financial statements will be affected.

Revenue Recognition

Our software is integrated on appliance hardware and is essential to the functionality of the product. As a result, we account for revenue in accordance with Statement of Position, or SOP, 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions, for all transactions involving the sale of software. We recognize product revenue when all of the following have occurred: (1) we have entered into a legally binding arrangement with a customer; (2) delivery has occurred, which is when product title has transferred to the customer; (3) customer payment is deemed fixed or determinable and free of contingencies and significant uncertainties; and (4) collection is probable.

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

We use the residual method to recognize revenue when a product agreement includes one or more elements to be delivered at a future date and vendor specific objective evidence, or VSOE, of the fair value of all undelivered elements exists. Through March 31, 2007, in virtually all of our contracts, the only element that remained undelivered at the time of delivery of the product was support and updates. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the contract fee is recognized as product revenue. If evidence of the fair value of one or more undelivered elements does not exist, all revenue is generally deferred and recognized when delivery of those elements occurs or when fair value can be established. When the undelivered element for which we do not have a fair value is support, revenue for the entire arrangement is bundled and recognized ratably over the support period. Revenue related to these arrangements is included in ratable product and related support and services revenue in the accompanying condensed consolidated statements of operations. VSOE of fair value for elements of an arrangement is based upon the normal pricing and discounting practices for those services when sold separately and for support and updates is additionally measured by the renewal rate offered to the customer. Prior to the third quarter of 2005, we had not established VSOE for the fair value of support contracts provided to our reseller class of customers. As such, prior to the third quarter of 2005, we recognized all revenue on transactions sold through resellers ratably over the term of the support contract, typically one year. Beginning in the third quarter of 2005, we determined that we had established VSOE of fair value of support for products sold to resellers, and began recognizing product revenue upon delivery, provided the remaining criteria for revenue recognition had been met.

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

Stock-Based Compensation

Prior to January 1, 2006, we accounted for employee stock options using the intrinsic value method in accordance with Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees, and Financial Accounting Standards Board Interpretation, or FIN, 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB No. 25, and had adopted the disclosure only provisions of Statement of Financial Accounting Standards, or SFAS, No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, using the minimum value method.

In accordance with APB 25, stock-based compensation expense, which is a non-cash charge, resulted from stock option grants at exercise prices that, for financial reporting purposes, were deemed to be below the estimated fair value of the underlying common stock on the date of grant. During the years ended December 31, 2005 and 2004, we granted options to employees to purchase a total of 7,821,750 shares of common stock at exercise prices ranging from $0.10 to $1.75 per share. In connection with the preparation of our financial statements, we reassessed the estimated fair value of our common stock in light of the expected completion of our IPO. Based upon the reassessment, we determined that the reassessed fair value of the options to purchase 7,821,750 shares of common stock granted in 2004 and 2005 ranged from $0.10 to $4.07 per share. As a result of the reassessed fair value of options granted, we recorded deferred stock-based compensation relative to these options of $9.3 million and $567,000 in the years ended December 31, 2005 and 2004, respectively, which is being amortized over the service period, which generally corresponds to the vesting period of the applicable options on a straight-line basis. During the three months ended March 31, 2007 and March 31, 2006, we amortized $575,000 and $609,000, respectively, of deferred compensation expense, net of reversals, relative to these options.

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment, using the prospective transition method, which requires us to apply the provisions of SFAS No. 123(R) to new awards granted, and to awards modified, repurchased or cancelled, after the effective date. Under this transition method, stock-based compensation expense recognized beginning January 1, 2006 is based on a combination of the following: (a) the grant-date fair value of stock option and employee stock purchase plan awards granted or modified after January 1, 2006; and (b) the amortization of deferred stock-based compensation related to stock option awards granted prior to January 1, 2006, which was calculated using the intrinsic value method as previously permitted under APB 25.

Under SFAS No. 123(R), we estimated the fair value of stock options granted using the Black-Scholes option-pricing formula and a single option award approach. This model utilizes the estimated fair value of common stock and requires that, at the date of grant, we use the expected term of the option, the expected volatility of the price of our common stock, risk free interest rates and expected dividend yield of our common stock. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Options typically vest with respect to 25% of the shares one year after the options’ vesting commencement date and the remainder ratably on a monthly basis over the following three years. On September 20, 2006, we implemented our Employee Stock Purchase Plan, or Purchase Plan. Purchase Plan shares typically vest over 2 years, and include two purchase dates per year.

The fair value of options granted and Purchase Plan shares were estimated at the date of grant using the following assumptions:

	Three months ended March 31, 2007	Three months ended March 31, 2006
Employee and Director Stock Options
Expected life in years	4.5	6.1
Risk-free interest rate	4.5%-4.7%	4.7%
Volatility	61.6%	80.9%
Weighted average fair value of grants	$ 14.55-18.80	$4.59

The expected term represents the period that stock-based awards are expected to be outstanding, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of our stock-based awards. For the three months ended March 31, 2007 and March 31, 2006, we have elected to use the simplified method of determining the expected term as permitted by SEC Staff Accounting Bulletin 107. The computation of expected volatility for the three months ended March 31, 2007 and March 31, 2006 is based on the historical volatility of comparable companies from a representative peer group selected based on industry and market capitalization data. As required by SFAS No. 123(R), management estimates expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest.

For the three months ended March 31, 2007 and March 31, 2006, the total compensation cost related to stock-based awards granted under SFAS No. 123(R) to employees and directors but not yet recognized was approximately $12.3 million and $4.6 million, respectively, net of estimated forfeitures of $229,000 and $85,000, respectively. This cost will be amortized on a straight-line basis over the vesting period, which is typically 4 years. Amortization in the three months ended March 31, 2007 and March 31, 2006, was $2.2 million and $150,000, respectively.

As of March 31, 2007 there was $15.3 million left to be amortized under our Purchase Plan, which will be amortized over 18 months. Amortization in the three months ended March 31, 2007 was $2.6 million.

Inventory Valuation

Inventories consist of hardware and related component parts and are stated at the lower of cost (on a first-in, first-out basis) or market. A large portion of our inventory relates to evaluation units located at customer locations as some of our customers test our equipment prior to purchasing. Inventory that is obsolete or in excess of our forecasted demand is written down to its estimated realizable value based on historical usage, expected demand, and evaluation unit conversion rate and age. Inherent in our estimates of market value in determining inventory valuation are estimates related to economic trends, future demand for our products and technological obsolescence of our products. Inventory write-downs are reflected as cost of product and amounted to approximately $265,000 and $203,000 in the three months ended March 31, 2007 and March 31, 2006, respectively.

Software Development Costs

We account for costs incurred for computer software purchased or developed for internal use in accordance with SOP 98-1, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use. SOP 98-1 requires companies to capitalize qualifying computer software costs, which are incurred during the application development stage and amortize them over the software’s estimated useful life.

We capitalized $212,000 and $1.3 million in internal use software during the three months ended March 31, 2007 and the year ended December 31, 2006, respectively. These additions to software development costs were placed into service during the quarter ended March 31, 2007. Amortization expense related to software development costs totaled approximately $78,000 and $10,000 in the three months ended March 31, 2007 and March 31, 2006, respectively.

Warranty Reserve

Upon shipment of products to our customers, we provide for the estimated cost to repair or replace products that may be returned under warranty. Our warranty period is typically 12 months from the date of shipment to the end-user customer for hardware and 90 days for software. For existing products, the reserve is estimated based on actual historical experience. For new products, the warranty reserve is based on historical experience of similar products until such time as sufficient historical data has been collected for the new product. Warranty reserves amounted to approximately $837,000 and $735,000 at March 31, 2007 and December 31, 2006, respectively.

The following is a summary of the warranty reserve activity for the three months ended March 31, 2007:

(in thousands)	Beginning balance	Additions charged to operations	Warranty costs incurred	Ending balance
Three months ended March 31, 2007	$735	$344	$(242)	$837

Deferred Inventory Costs

When our products have been delivered, but the product revenue associated with the arrangement has been deferred as a result of not meeting the revenue recognition criteria in SOP 97-2, we also defer the related inventory costs for the delivered items in accordance with Accounting Research Bulletin 43, Restatement and Revision of Accounting Research Bulletins. Deferred inventory costs amounted to approximately $3.3 million and $3.5 million at March 31, 2007 and December 31, 2006, respectively, and are included in prepaid expenses and other current assets in the condensed consolidated balance sheets.

Spares

We hold spare parts to service our customers who purchase support. We classify spare parts as other long term assets and amortize the spares over an estimated useful life of three years. At March 31, 2007 and December 31, 2006 we had $922,000 and $876,000, respectively, of spare inventory, net of accumulated amortization, in other long term assets.

Accounting for Income Taxes

We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Deferred income taxes are recorded for the expected tax consequences of temporary differences between the tax basis of assets and liabilities for financial reporting purposes and amounts recognized for income tax purposes. We have recorded a valuation allowance to reduce our deferred tax assets to the amount of future tax benefit that is more likely than not to be realized.

Concentration of Credit Risk

Financial instruments that are potentially subject to concentrations of credit risk consist primarily of cash, cash equivalents, marketable securities, and trade receivables. Investment policies have been implemented that limit investments to investment grade securities. The risk with respect to trade receivables is mitigated by credit evaluations we perform on our customers and by the diversification of our customer base. Collateral is not required for trade receivables. We derived 15 % of our revenue, approximately $6.4 million, from one customer in the three months ended March 31, 2007. This revenue was domestic and generated in our indirect sales channel. No customers represented more than 10% of our revenue for the three months ended March 31, 2006.

We outsource the production of our hardware to third-party manufacturing facilities. Some of the components in our products are available only from limited sources of supply. Through March 31, 2007, we had no long-term contractual commitment with any manufacture.

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

2.	NET INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per common share is computed by dividing net loss by the weighted average number of vested common shares outstanding during the period. Diluted net loss per common share is computed by giving effect to all potential dilutive common shares, including options, common stock subject to repurchase, warrants and convertible preferred stock.

The following table sets forth the computation of income (loss) per share:

	Three months ended March 31,
(in thousands, except per share data)	2007	2006
Net income (loss)	$3,259	$(4,286)

Weighted average common shares outstanding net of weighted-average shares subject to repurchase - basic	65,037	12,010

Weighted average common shares outstanding net of weighted-average shares subject to repurchase - diluted	70,350	12,010

Basic net income (loss) per share	$0.05	$(0.36)

Diluted net income (loss) per share	$0.05	$(0.36)

The following weighted average outstanding options, common stock subject to repurchase and convertible preferred stock were excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an antidilutive effect:

	Three months ended March 31,
(in thousands)	2007	2006
Options to purchase common stock and common stock subject to repurchase	398	7,716
Convertible preferred stock (as converted basis)	—	39,442
Convertible stock warrants (as converted basis)	—	133

3.	CASH, CASH EQUIVALENTS, MARKETABLE SECURITIES AND RESTRICTED CASH

Cash, Cash Equivalents and Marketable Securities

Cash and cash equivalents consist primarily of highly liquid investments in time deposits held at major banks, commercial paper, United States government agency discount notes, money market mutual funds and other money market securities with remaining maturities at date of purchase of 90 days or less. The carrying value of cash and cash equivalents at March 31, 2007 and December 31, 2006 was approximately $193.0 million and $105.3 million, respectively, and the weighted average interest rates were 5.4% and 5.3%, respectively.

Marketable securities, which are classified as available for sale at March 31, 2007, are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. Marketable securities consist of commercial paper and certificates of deposit with original maturities of one year or less. As of March 31, 2007 and December 31, 2006, amortized cost of marketable securities equals fair value.

Restricted Cash

Pursuant to certain lease agreements and as security for our merchant services agreement with our financial institution, we are required to maintain cash reserves, classified as restricted cash. Current restricted cash totaled $121,000 and $121,000 at March 31, 2007 and December 31, 2006, respectively, and long-term restricted cash totaled $3.1 million and $1.5 million at March 31, 2007 and December 31, 2006, respectively. Long term restricted cash is included in other assets in the condensed consolidated balance sheets and consists primarily of $3.0 million held as collateral for letters of credit for the security deposit on the leases of our corporate headquarters and is restricted until the end of the lease terms on August 30, 2010 and July 31, 2014.

4.	INVENTORY

Inventories consist primarily of hardware and related component parts and are stated at the lower of cost (on a first-in, first-out basis) or market. Inventory is comprised of the following:

(in thousands)	March 31, 2007	December 31, 2006
Raw materials	$414	$320
Finished goods	6,986	7,132

Total	$7,400	$7,452

5.	FIXED ASSETS

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

Fixed assets consisted of the following:

(in thousands)	Estimated Useful Lives	March 31, 2007	December 31, 2006
Computer hardware	3 years	$2,689	$2,315
Computer software	2-5 years	1,622	1,411
Research and development lab equipment	3 years	4,169	3,152
Office equipment, furniture and fixtures	3 years	1,492	965
Leasehold improvements	2-5 years	4,112	2,646

Total fixed assets		14,084	10,489
Accumulated depreciation and amortization		(3,631)	(2,771)

Fixed assets, net		$10,453	$7,718

6.	DEFERRED REVENUE

Deferred revenue consisted of the following:

(in thousands)	March 31, 2007	December 31, 2006
Product	$4,061	$2,895
Support and services	11,770	9,456
Ratable product and related support and services	2,710	4,486

Deferred revenue, current	18,541	16,837

Support and services, non-current	3,515	2,220
Ratable product and related support and services, non-current	13	25

Deferred revenue, non-current	3,528	2,245

Total deferred revenue	$22,069	$19,082

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

7.	GUARANTEES

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

8.	LEASE COMMITMENTS

We lease our facilities under non-cancelable operating lease agreements. Future minimum commitments for these operating leases in place as of March 31, 2007 with a remaining non-cancelable lease term in excess of one year are as follows:

(in thousands)	March 31, 2007
2007 (the nine months ended December 31)	$2,234
2008	3,450
2009	3,063
2010	3,145
2011 and thereafter	14,142

Total	$26,034

The terms of certain lease agreements provide for rental payments on a graduated basis. We recognize rent expense on the straight-line basis over the lease period and have accrued for rent expense incurred but not paid. Rent expense under operating leases was $803,000 and $387,000 for the three months ended March 31, 2007 and March 31, 2006, respectively.

On September 26, 2006, we entered into an Agreement of Sublease, or Sublease, for new corporate headquarters. The initial term of the Sublease was from February 1, 2007 to August 30, 2010. The initial aggregate minimum lease commitment was $5.1 million. The remaining aggregate minimum lease commitment as of March 31, 2007 is $4.9 million and is included in the table above. The Sublease also calls for additional payments for electricity and a portion of real estate taxes and operating expenses. We have entered into a letter of credit in the amount of $1.4 million to serve as the security deposit for the Sublease which is included in other assets in the condensed consolidated balance sheet.

On March 21, 2007, we entered into a lease agreement to expand our corporate headquarters as well as extend the term of the existing Sublease mentioned above. The term of the lease for the additional space is from March 31, 2007 to July 31, 2014 and the term for the extension of our existing space is September 1, 2010 to July 31, 2014. The aggregate minimum lease commitment for the expansion of our corporate headquarters is $17.2 million and is reflected in the table above. The lease also calls for additional payments for electricity and a portion of real estate taxes and operating expenses. We have entered into an additional letter of credit in the amount of $1.6 million to serve as the security deposit for the lease which is included in other assets in the condensed consolidated balance sheet. In addition, the lease requires an increase of approximately $500,000 to the letter of credit in 2009.

On January 25, 2007, we entered into a lease agreement for office space in New York. The term of the lease is five years commencing on the date the premises are delivered vacant and for exclusive possession by us. The aggregate minimum lease commitment is $1.2 million, which is included in the table above. As of March 31, 2007, the premises had not been delivered to us.

9.	COMMON STOCK

In February 2007, we completed a follow-on public offering of common stock in which we sold and issued 2,854,671 shares of our common shock, including 250,000 shares sold by us pursuant to the underwriters’ partial exercise of their over-allotment option, at an issue price of $32.50 per share. As a result of the offering, we raised a total of $92.8 million in gross proceeds, or approximately $87.7 million in net proceeds after deducting underwriting discounts and commissions of $4.2 million and other offering costs of $0.9 million.

In September 2006, we completed our IPO of common stock in which we sold and issued 9,990,321 shares of our common stock, including 1,290,321 shares sold by us pursuant to the underwriters’ exercise of their over-allotment option, at an issue price of $9.75 per share. As a result of the IPO, we raised a total of $97.4 million in gross proceeds from the IPO, or approximately $87.5 million in net proceeds after deducting underwriting discounts and commissions of $6.8 million and other offering costs of $3.1 million.

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

In September 2006, in connection with our IPO, our board of directors approved the 2006 Plan, the 2006 Employee Stock Purchase Plan, or Purchase Plan, and the 2006 Director Stock Option Plan. The following number of shares was reserved under these plans:

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

•

2006 Purchase Plan—increased on January 1 of each year by a number of shares equal to the lesser of (i) 750,000 shares or (ii) 1% of the shares of common stock outstanding at that time or (iii) the number of shares determined by the Board.

•	2006 Director Option Plan—increased on January 1 of each year by 250,000 shares.

Options issued under our stock option plans are generally for periods not to exceed 10 years and are issued at the fair value of the shares of common stock on the date of grant as determined by the Board of Directors. Following the IPO, the fair value of our common stock is determined by the last sale price of such stock on the Nasdaq Global Market on the date of grant. Options typically vest with respect to 25% of the shares one year after the options’ vesting commencement date and the remainder ratably on a monthly basis over the following three years. Options granted under the 2002 Plan prior to May 31, 2006 have a maximum term of ten years. Beginning May 31, 2006, options granted under the 2002 Plan had a maximum term of seven years. Options granted under the 2006 Plan had a maximum term of seven years. Prior to March 28, 2006, employees in the United States had the right to exercise their options granted under the 2002 Plan prior to vesting. For options granted beginning March 28, 2006, optionees may only exercise vested shares. Any unvested stock issued under the 2002 Plan is subject to repurchase by us. Grants made pursuant to the 2006 Plan generally do not provide for the immediate exercise of options.

The 2006 Purchase Plan became effective on September 20, 2006, the effective date of the registration statement relating to our IPO. Under the Purchase Plan, employees may purchase shares of common stock through payroll deductions at a price per share that is 85% of the lesser of the fair market value of our common stock as of the beginning of an applicable offering period or the applicable purchase date, with purchases generally every six months. Employees’ payroll deductions may not exceed 15% of their compensation. Employees may purchase up to 2,000 shares per purchase period provided that the value of the shares purchased in any calendar year may not exceed $25,000, as calculated pursuant to the purchase plan.

The following tables summarize information about stock options outstanding:

	Shares Available	Options Outstanding	Weighted Average Exercise Price Per Share
	(in thousands, except per share amounts)
Balance, December 31, 2006	3,333	7,044	$6.18
Additional options authorized	3,559	—
Granted	(792)	792	$30.36
Exercised		(58)	$1.39
Repurchased	—	—
Canceled	51	(51)	$3.75

Balance, March 31, 2007	6,151	7,727	$8.71

The range of exercise prices for options outstanding at March 31, 2007 was $0.05 to $34.88.

Range of Exercise Price	Options Outstanding as of March 31, 2007	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
	(in thousands)	(in years)		(in thousands)
$ 0.05 – $ 0.60	1,288	7.94	$0.37
$ 0.61 – $ 5.75	2,208	8.66	$3.35
$ 5.76 – $16.72	2,818	6.59	$6.61
$16.73 – $34.88	1,413	6.75	$28.88

$ 0.05 – $34.88	7,727	7.44	$8.71	$149,446

Exercisable	3,006	8.46	$2.50	$75,580
Not exercisable	4,721	7.65	$12.67	$73,866
Vested and expected to vest (1) (2)	9,573	7.95	$6.96	$198,398

(1)	Includes shares that are exercised but not vested.
(2)	The unrecognized compensation expense associated under the fair value method for shares expected to vest (unvested shares net of expected forfeitures) as of March 31, 2007 was approximately $34.8 million and is expected to be recognized over a weighted average period of approximately 2.5 years.

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the closing price of our common stock at March 30, 2007. During the three months ended March 31, 2007, the aggregate intrinsic value of stock option awards exercised was $1.7 million, determined at the date of option exercise.

The per share weighted-average fair value and exercise price of options granted in the three months ended March 31, 2007 was $16.35 and $30.36, respectively.

At March 31, 2007 and December 31, 2006, there were 2,014,000 and 2,372,000 shares, respectively, subject to repurchase under all common stock repurchase agreements. The cash received from the sale of these shares is initially recorded as a liability and is subsequently reclassified to common stock as the shares vest. At March 31, 2007 and December 31, 2006, there was $572,000 and $659,000, respectively, recorded in accrued liabilities and other long-term liabilities related to the issuance of these shares.

10.	INCOME TAXES

For the three months ended March 31, 2007 we generated operating profits. After applying our available net federal and state operating loss and tax credit carryforwards, our tax provision accrued at March 31, 2007 relates primarily to foreign and state provisions for income tax.

As of December 31, 2006, we recorded a full valuation allowance against our net deferred tax assets due to operating losses incurred since inception. Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets were fully offset by a valuation allowance. If not utilized, the federal and state net operating loss and tax credit carryforwards will expire between 2013 and 2026. Utilization of these net operating losses and credit carryforwards may be subject to an annual limitation due to provisions of the Internal Revenue Code of 1986, as amended, that are applicable if we experience an “ownership change” that may occur, for example, by a change in significant shareholder allocation or equity structure.

As of March 31, 2007, our tax provision includes a deferred tax benefit for the projected reduction in the valuation allowance as a result of forecasted taxable income and corresponding utilization of net operation losses and tax credit carryforwards. In determining future taxable income, we make assumptions to forecast federal, state and international operating income, the reversal of temporary differences, and the implementation of any feasible and prudent tax planning strategies. The assumptions require significant judgment regarding the forecasts of future taxable income, and are consistent with our forecasts used to manage our business. We intend to maintain the remaining valuation allowance until sufficient further positive evidence exists to support a reversal of, or decrease, in the valuation allowance.

We adopted the provisions of FIN 48 on January 1, 2007. The application of this Interpretation requires a two-step process that separates recognition from measurement. Upon implementing FIN 48 and performing the analysis, we will not recognize any increase or decrease to reserves for uncertain tax positions.

We have elected to record interest and penalties recognized in accordance with FIN 48 in the financial statements as income taxes. Any subsequent change in classification of FIN 48 interest and penalties will be treated as a change in accounting principle subject to the requirements of SFAS No. 154, Accounting Changes and Error Corrections.

11.	SEGMENT INFORMATION

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our Chief Executive Officer. Our Chief Executive Officer reviews financial information presented on a consolidated basis, accompanied by information about revenue by geographic region for purposes of allocating resources and evaluating financial performance. We have one business activity and there are no segment managers who are held accountable for operations, operating results and plans for levels or components below the consolidated unit level. Accordingly, we are considered to be in a single reporting segment and operating unit structure.

Revenue by geography is based on the billing address of the customer. The following table sets forth revenue and long-lived assets by geographic area.

Revenue

	Three months ended March 31,
(in thousands)	2007	2006
Domestic revenue	$29,579	$9,464
International revenue	13,205	4,257

Total revenue	$42,784	$13,721

Long-lived Assets

(in thousands)	March 31, 2007	December 31, 2006
Domestic long-lived assets	$10,216	$7,509
International long-lived assets	237	209

	$10,453	$7,718

12.	LEGAL MATTERS

From time to time, we may be involved in various legal proceedings arising in the ordinary course of business. There are no matters at March 31, 2007 that, in the opinion of management, might have a material adverse effect on our financial position, results of operations or cash flows.

13.	NEW ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 , which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities under an instrument-by-instrument election. Subsequent measurements for the financial assets and liabilities an entity elects to fair value will be recognized in earnings. SFAS No. 159 also establishes additional disclosure requirements. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted provided that the entity also adopts SFAS No. 157. We are currently evaluating the impact of the adoption of SFAS No. 159 on our consolidated financial statements.

The Company adopted the provisions of FIN 48 on January 1, 2007. The application of this Interpretation requires a two-step process that separates recognition from measurement. The first step is determining whether a tax position has met the recognition threshold; the second step is measuring a tax position that meets the recognition threshold. The recognition threshold is met when the taxpayer (the reporting enterprise) concludes that it is more likely than not that the taxpayer will sustain the benefit taken or expected to be taken in the tax return in a dispute with taxing authorities if the taxpayer takes the dispute to the court of last resort. Upon implementing FIN 48 and performing the analysis, we will not recognize any increase or decrease to reserves for uncertain tax positions.

We have elected to record interest and penalties recognized in accordance with FIN 48 in the condensed consolidated financial statements as income taxes. Any subsequent change in classification of FIN 48 interest and penalties will be treated as a change in accounting principle subject to the requirements of SFAS No. 154, Accounting Changes and Error Corrections.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Form 10-Q. The information in this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. For example, words such as “may,” “will,” “should,” “estimates,” “predicts,” “potential,” “continue,” “strategy,” “believes,” “anticipates,” “plans,” “expects,” “intends” and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those discussed elsewhere in this Form 10-Q in the section titled “Risk Factors” and the risks discussed in our other SEC filings. We undertake no obligation to publicly release any revisions to the forward-looking statements after the date of this Form 10-Q.

Overview

We were founded in May 2002 by experienced industry leaders with a vision to improve the performance of wide-area distributed computing. Having significant experience in caching technology, our executive management team understood that existing approaches failed to address adequately all of the root causes of this poor performance. We determined that these performance problems could be best solved by simultaneously addressing inefficiencies in software applications and wide area networks, or WANs, as well as insufficient or unavailable bandwidth. This innovative approach served as the foundation of the development of our products. We began commercial shipments of our products in May 2004 and now offer ten models of our Steelhead appliances as well as our Central Management Console and Interceptor.

We are headquartered in San Francisco, California. Our personnel are located throughout the United States and in numerous countries worldwide. We expect to continue to add personnel in the United States and internationally to provide additional geographic sales and technical support coverage.

In September 2006, we completed our initial public offering, or IPO, of common stock in which we sold and issued 9,990,321 shares of our common stock, at an issue price of $9.75 per share. We raised a total of $97.4 million in gross proceeds from the IPO, or approximately $87.5 million in net proceeds after deducting underwriting discounts and commissions of $6.8 million and other offering costs of $3.1 million. Upon the closing of the IPO, all shares of convertible preferred stock outstanding automatically converted into 39,441,439 shares of common stock.

In February 2007, we completed a follow-on public offering of common stock in which we sold and issued 2,854,671 shares of our common shock, including 250,000 shares sold by us pursuant to the underwriters’ partial exercise of their over-allotment option, at an issue price of $32.50 per share. As a result of the offering, we raised a total of $92.8 million in gross proceeds, or approximately $87.7 million in net proceeds after deducting underwriting discounts and commissions of $4.2 million and other offering costs of $0.9 million.

We believe that our current value proposition, which enables customers to improve the performance of their applications and access to their data across WANs, while also offering the ability to simplify IT infrastructure and realize significant capital and operations cost savings, should allow us to grow our business. Our product revenue growth rate will depend significantly on continued growth in the wide-area data services, or WDS, market and our ability to continue to attract new customers in that market. Our growth in support and services revenue is dependent upon increasing the number of products under support contracts, which is dependent on both growing our installed base of customers and renewing existing support contracts. Our future profitability and rate of growth, if any, will be directly affected by the continued acceptance of our products in the marketplace, as well as the timing and size of orders, product mix, average selling prices and costs of our products and general economic conditions. We achieved profitability in the first quarter of 2007. Our ability to maintain profitability will also be affected by the extent to which we must incur additional expenses to expand our sales, marketing, development, and general and administrative capabilities to grow our business. The largest component of our expenses is personnel costs. Personnel costs consist of salaries, benefits and incentive compensation for our employees, including commissions for sales personnel and stock-based compensation. We expect that each of these expenses will continue to grow in absolute dollars and decrease as a percentage of revenue over time.

Revenue. We derive our revenue from sales of our products and support and services. Our revenue has grown rapidly since we began shipping products in May 2004, increasing from $2.6 million in 2004 to $90.2 million in 2006. Revenue for the three months ended March 31, 2007 was $42.8 million compared to $13.7 million for the three months ended March 31, 2006. This growth has been driven primarily by an expansion of our customer base, coupled with increased purchases from existing customers. As of December 31, 2004, our products had been sold to 68 customers as compared to more than 2,000 customers as of March 31, 2007.

We sell our products directly through our sales force and indirectly through resellers. We derived 75% of our revenue through indirect channels in the year ended December 31, 2006 and 91% of our revenue through indirect channels in the first quarter of 2007. We expect revenue from resellers to continue to constitute a substantial majority of our future revenue.

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

Operating Expenses. Operating expenses consist of sales and marketing, research and development and general and administrative expenses. Personnel-related costs are the most significant component of each of these expense categories. We grew from 70 employees at December 31, 2004 to 378 employees at March 31, 2007. We expect to continue to hire significant numbers of new employees to support our anticipated growth. The timing of these additional hires has and could materially affect our operating expenses, both in absolute dollars and as a percentage of revenue, in any particular period. We anticipate that each of the following categories of operating expenses will increase in dollar amounts. We expect interest income to increase in 2007 compared to 2006 as a result of investing cash balances from the proceeds of our IPO and follow-on public offering.

Sales and marketing expenses represent the largest component of our operating expenses and include personnel costs, sales commissions, marketing programs and facilities costs. Marketing programs are intended to generate revenue from new and existing customers, and are expensed as incurred. We expect sales and marketing expenses to increase as we hire additional personnel and spend more on marketing programs with the intent to grow our revenue. The majority of our international personnel are engaged in sales and support activities. The percentage of sales and marketing expenses incurred internationally grew from 11% in 2004 to 27% in the three months ended March 31, 2007.

Research and development expenses primarily include personnel costs and facilities costs. Quality assurance, infrastructure, depreciation and related costs of product quality efforts are also included. We expense research and development expenses as incurred. We are devoting substantial resources to the continued development of additional functionality for existing products and the development of new products. We intend to continue to invest significantly in our research and development efforts because we believe they are essential to maintaining our competitive position. Investments in research and development personnel costs are expected to increase in total dollars, but to decrease as a percentage of revenue over time. Investments in research and development assets will affect our liquidity by increasing cash used in investing activities.

General and administrative expenses consist primarily of compensation and related costs for personnel and facilities related to our executive, finance, human resource, information technology and legal organizations, and fees for professional services. Professional services include outside legal, audit and information technology consulting costs.

Stock-Based Compensation Expense. Effective January 1, 2006, we began to measure and recognize compensation expense for all stock-based payments at fair value, in accordance with Statement of Financial Accounting Standard No. 123 (revised 2004) Share-Based Payment, or SFAS No. 123(R). Prior to the adoption of SFAS No. 123 (R) we accounted for stock options under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or APB 25. In the fourth quarter of 2006, we implemented the 2006 Employee Stock Purchase Plan, or Purchase Plan. Under the Purchase Plan,

employees may purchase shares of common stock at a price per share that is 85% of the lesser of the fair market value of our common stock as of the beginning or the end of a purchase period. The Purchase Plan is compensatory and results in compensation expense to be accounted for under SFAS No. 123(R). We expect to continue to incur significant stock-based compensation expense.

Other Income (expense), net. Other income (expense), net includes interest income on cash balances. Cash has historically been invested primarily in money market funds. Other income, net also includes losses or gains on conversion of non-U.S. dollar transactions into U.S. dollars. In 2006, other income (expense), net included the impact of recording our outstanding preferred stock warrants at fair value. Subsequent to our IPO, we were no longer required to remeasure our warrants to fair value. As of March 31, 2007, all of our warrants were exercised.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with United States generally accepted accounting principles, or GAAP. These accounting principles require us to make certain estimates and judgments that can affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the periods presented. We believe that the estimates and judgments upon which we rely are reasonable based upon information available to us at the time that these estimates and judgments are made. To the extent there are material differences between these estimates and actual results, our consolidated financial statements could be adversely affected.

The accounting policies that reflect our more significant estimates and judgments and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include revenue recognition, stock-based compensation, inventory valuation and allowances for doubtful accounts.

Revenue Recognition

Our software is integrated on appliance hardware and is essential to the functionality of the product. As a result, we account for revenue in accordance with Statement of Position, or SOP, 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions, for all transactions involving the sale of software. We recognize product revenue when all of the following have occurred: (1) we have entered into a legally binding arrangement with a customer; (2) delivery has occurred, which is when product title transfers to the customer; (3) customer payment is deemed fixed or determinable and free of contingencies and significant uncertainties; and (4) collection is probable.

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

We use the residual method to recognize revenue when a product agreement includes one or more elements to be delivered at a future date and vendor specific objective evidence, or VSOE, of the fair value of all undelivered elements exists. Through March 31, 2007, in virtually all of our contracts, the only element that remained undelivered at the time of delivery of the product was support and updates. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the contract fee is recognized as product revenue. If evidence of the fair value of one or more undelivered elements does not exist, all revenue is generally deferred and recognized when delivery of those elements occurs or when fair value can be established. When the undelivered element is support, revenue for the entire arrangement is bundled and recognized ratably over the support period. Revenue related to these arrangements is included in ratable product and related support and services revenue in the accompanying consolidated statements of operations. VSOE of fair value for elements of an arrangement is based upon the normal pricing and discounting practices for those services when sold separately, and for product support and updates, is additionally measured by the renewal rate offered to the customer. Prior to the third quarter of 2005, we had not established VSOE for the fair value of support contracts provided to our reseller class of customers. As such, prior to the third quarter of 2005, we recognized all revenue on transactions sold through resellers ratably over the term of the support contract, typically one year. Beginning in the third quarter of 2005, we determined that we had established VSOE of fair value of support for products sold to resellers, and began recognizing product revenue upon title transfer at shipment, provided the remaining criteria for revenue recognition had been met.

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

Stock-Based Compensation

Prior to January 1, 2006, we accounted for employee stock options using the intrinsic value method in accordance with Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees, and Financial Accounting Standards Board Interpretation, or FIN, 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB No. 25 and had adopted the disclosure only provisions of Statement of Financial Accounting Standards, or SFAS, No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, using the minimum value method.

In accordance with APB 25, stock-based compensation expense, which is a non-cash charge, resulted from stock option grants at exercise prices that, for financial reporting purposes, were deemed to be below the estimated fair value of the underlying common stock on the date of grant. During the years ended December 31, 2005 and 2004, we granted options to employees to purchase a total of 7,821,750 shares of common stock at exercise prices ranging from $0.10 to $1.75 per share. In connection with the preparation of our financial statements, we reassessed the estimated fair value of our common stock in light of the expected completion of our IPO. Based upon the reassessment, we determined that the reassessed fair value of the options to purchase 7,821,750 shares of common stock granted in 2004 and 2005 ranged from $0.10 to $4.07 per share. As a result of the reassessed fair value of options granted, we recorded deferred stock-based compensation relative to these options of $9.3 million and $567,000 in the years ended December 31, 2005 and 2004, respectively, which is being amortized over the service period, which generally corresponds to the vesting period of the applicable options on a straight-line basis. During the three months ended March 31, 2007 and March 31, 2006, we amortized $575,000 and $609,000, respectively, of deferred compensation expense, net of reversals, relative to these options.

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment, using the prospective transition method, which requires us to apply the provisions of SFAS No. 123(R) to new awards granted, and to awards modified, repurchased or cancelled, after the effective date. Under this transition method, stock-based compensation expense recognized beginning January 1, 2006 is based on a combination of the following: (a) the grant-date fair value of stock option awards and employee stock purchase plan shares granted or modified after January 1, 2006; and (b) the amortization of deferred stock-based compensation related to stock option awards granted prior to January 1, 2006, which was calculated using the intrinsic value method as previously permitted under APB 25.

Under SFAS No. 123(R), we estimated the fair value of stock options granted using a Black-Scholes option-pricing formula and a single option award approach. This model utilizes the estimated fair value of common stock and requires that, at the date of grant, we use the expected term of the option, the expected volatility of the price of our common stock, risk free interest rates and expected dividend yield of our common stock. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Options typically vest with respect to 25% of the shares one year after the options’ vesting commencement date and the remainder ratably on a monthly basis over the following three years. On September 20, 2006, we implemented our Purchase Plan. Shares granted under the Purchase Plan typically vest over two years, and include two purchase dates per year.

The fair value of options granted and Purchase Plan shares were estimated at the date of grant using the following assumptions:

Three months ended March 31, 2007
Employee and Director Stock Options
Expected life in years	4.5
Risk-free interest rate	4.5%-4.7%
Volatility	61.59%
Dividend yield	—
Weighted average fair value of grants	$14.55-18.80

The expected term represents the period that stock-based awards are expected to be outstanding, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of our stock-based awards. For the three months ended March 31, 2007 and March 31, 2006, we have elected to use the simplified method of determining the expected term as permitted by SEC Staff Accounting Bulletin 107. The computation of expected volatility for the three months ended March 31, 2007 and March 31, 2006 is based on the historical volatility of comparable companies from a representative peer group selected based on industry and market capitalization data. As required by SFAS No. 123(R), management estimates expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest.

For the three months ended March 31, 2007 and March 31, 2006, the total compensation cost related to stock options granted under SFAS No. 123(R) to employees and directors but not yet recognized was approximately $12.3 million and $4.6 million, respectively, net of estimated forfeitures of $229,000 and $85,000, respectively. This cost will be amortized on a straight-line basis over the vesting period, which is typically 4 years. Amortization in the three months ended March 31, 2007 and March 31, 2006 was $2.2 million and $150,000, respectively.

As of March 31, 2007, there was $15.3 million left to be amortized under our Purchase Plan, which will be amortized over 18 months. Amortization in the year ended December 31, 2006 was $2.6 million.

Inventory Valuation

Inventories consist of hardware and related component parts and are stated at the lower of cost (on a first-in, first-out basis) or market. A large portion of our inventory relates to evaluation units located at customer locations as some of our customers test our equipment prior to purchasing. Inventory that is obsolete or in excess of our forecasted consumption is written down to estimated realizable value based on historical usage, expected demand and evaluation unit conversion rate and age. Inherent in our estimates of market value in determining inventory valuation are estimates related to economic trends, future demand for our products and technological obsolescence of our products. If future demand or market conditions are less favorable than our projections, additional inventory write-downs could be required and would be reflected in cost of product in the period the revision is made. Inventory write-downs are reflected as cost of product and amounted to approximately $265,000 and $203,000 for the three months ended March 31, 2007 and March 31, 2006, respectively.

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

	Three months ended March 31,
(dollars in thousands)	2007	2006
Total Revenue
Total Revenue by Type:
Product	$33,637	$10,836
Support and services	6,837	1,523
Ratable product and related support and services	2,310	1,362
% Revenue by Type:
Product	79%	79%
Support and services	16%	11%
Ratable product and related support and services	5%	10%
Total Revenue by Geography:
Domestic	29,579	9,464
International	13,205	4,257
% Revenue by Geography:
Domestic	69%	69%
International	31%	31%
Total Revenue by Sales Channel:
Direct	4,023	3,420
Indirect	38,761	10,301
% Revenue by Sales Channel:
Direct	9%	25%
Indirect	91%	75%

Quarter Ended March 31, 2007 Compared to the Quarter Ended March 31, 2006: Product revenue increased in the three months ended March 31, 2007 as compared to the three months ended March 31, 2006 due primarily to an increase in new customers and additional purchases by existing customers. As of March 31, 2007, our products had been sold to over 2,000 customers, compared to approximately 755 as of March 31, 2006. We believe the market for our products has grown due to increasingly distributed organizations, which increases dependence on timely access to data and applications.

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

The increase in ratable product and related support and services revenue in the three months ended March 31, 2007 was due to the amortization of revenue from one of our OEM arrangements. Prior to the second quarter of 2006, we had undelivered obligations to this OEM and all revenue relating to this arrangement was deferred. In the three months ended March 31, 2007, we recognized $876,000 of revenue associated with OEM arrangements.

In the three months ended March 31, 2007, we derived 91% of our revenue from indirect channels compared to 75% in the three months ended March 31, 2006. This increase in indirect channel revenue is due to our increased focus on expanding our indirect channel sales. We expect indirect channel revenue to continue to be a significant portion of our revenue.

We generated 31% of our revenue in the three months ended March 31, 2007 and 2006 from international locations. We continue to expand into international locations and introduce our products in new markets and expect international revenue to increase in absolute dollars.

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

	Three months ended March 31,
(dollars in thousands)	2007	2006
Revenue:
Product	$33,637	$10,836
Support and services	6,837	1,523
Ratable product and related support and services	2,310	1,362

Total revenue	42,784	13,721
Cost of revenue:
Cost of product	9,661	3,590
Cost of support and services	2,290	692
Cost of ratable product and related support and services	603	497

Total cost of revenue	12,554	4,779

Gross profit	$30,230	$8,942

Gross margin for product	71%	67%
Gross margin for support and services	67%	55%
Gross margin for ratable product and related support and services	74%	64%
Total gross margin	71%	65%

Quarter Ended March 31, 2007 Compared to the Quarter Ended March 31, 2006: The increase in cost of product revenue was due primarily to increased hardware costs associated with increased shipments of our products to customers. Cost of support and services revenue increased as we added more technical support headcount domestically and abroad to support our growing customer base. Technical support and services headcount was 39 employees as of March 31, 2007 compared to 19 employees as of March 31, 2006. Cost of ratable product and related support and services increased due to more ratable reseller arrangements being amortized in the first quarter of 2007 partially offset by a decrease in the first quarter of 2007 as reseller arrangements entered into in the third quarter of 2005 were no longer recognized ratably and the one year amortization period for these contracts was complete. The increase in cost of ratable product and related support and services was not proportionate to the increase in ratable product and related support and services revenue as there are minimal costs associated with the ratable revenue recognized from our OEM arrangements.

Gross margins increased to 71% in the three months ended March 31, 2007 from 65% in the three months ended March 31, 2006 primarily due to higher margins on product revenue primarily as a result of lower unit product costs.

Sales and Marketing Expenses

Sales and marketing expenses primarily include personnel costs, sales commissions, marketing programs and facilities costs.

	Three months ended March 31,
(dollars in thousands)	2007	2006
Sales and marketing expenses	$17,092	$8,028
Percent of total revenue	40%	59%

Quarter Ended March 31, 2007 Compared to the Quarter Ended March 31, 2006: The increase in sales and marketing expenses was primarily due to an increase in the number of sales and marketing employees, as sales and marketing headcount grew to 175 employees as of March 31, 2007 from 109 employees as of March 31, 2006. The increase in employees resulted in higher salary expense, employee-related benefits and fees for recruitment of new employees. Additionally, commission expense increased in the three months ended March 31, 2007 as compared to the three months ended March 31, 2006 due to the substantial increase in revenue. Salaries, bonuses and commissions accounted for $3.5 million, travel and entertainment expenses accounted for $776,000, and marketing related activities accounted for $809,000 of the $9.1 million increase in sales and marketing expenses. Stock-based compensation, which was $2.7 million in the three months ended March 31, 2007 compared to $465,000 in the three months ended March 31, 2006, accounted for approximately $2.3 million of the increase in sales and marketing expenses.

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

Research and Development Expenses

Research and development expenses primarily consist of personnel costs and facilities costs. We expense research and development expenses as incurred.

	Three months ended March 31,
(dollars in thousands)	2007	2006
Research and development expenses	$7,458	$3,465
Percent of total revenue	17%	25%

Quarter Ended March 31, 2007 Compared to the Quarter Ended March 31, 2006: Research and development expenses increased in the three months ended March 31, 2007 compared to the three months ended March 31, 2006 due to an increase in personnel and facility-related costs as a result of research and development headcount increasing to 119 employees as of March 31, 2007 from 84 employees as of March 31, 2006. Salaries and bonuses accounted for $1.1 million of the $4.0 million increase in research and development expenses. Stock-based compensation, which was $1.5 million in the three months ended March 31, 2007 compared to $219,000 in the three months ended March 31, 2006, accounted for $1.3 million of the increase in research and development expenses. We plan to continue to invest in research and development as we develop new models and make further enhancements to existing models.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation and related costs for personnel and facilities related to our executive, finance, human resources, information technology and legal organizations, and fees for professional services. Professional services include legal, audit and information technology consulting costs.

	Three months ended March 31,
(dollars in thousands)	2007	2006
General and administrative expenses	$4,037	$1,596
Percent of total revenue	9%	12%

Quarter Ended March 31, 2007 Compared to the Quarter Ended March 31, 2006: The increase in general and administrative expenses for the three months ended March 31, 2007 compared to the three months ended March 31, 2006 is due to an increase in personnel costs, primarily as a result of headcount increasing to 42 employees as of March 31, 2007 from 19 employees as of March 31, 2006, and an increase in professional services fees. Salaries and bonuses accounted for $733,000 and professional service fees accounted for approximately $810,000 of the $2.4 million increase in general and administrative expenses. Additionally accounting, audit and Sarbanes-Oxley fees have increased compared to the corresponding prior year period. Stock-based compensation, which was $798,000 in the three months ended March 31, 2007 compared to $175,000 in the three months ended March 31, 2006, accounted for approximately $623,000 of the increase in general and administrative expenses.

Other Income (Expense), Net

Other income (expense), net consists primarily of interest income, interest expense, warrant expense and foreign currency exchange gains (losses).

	Three months ended March 31,
(dollars in thousands)	2007	2006
Interest income	$1,769	$185
Interest expense	—	(75)
Other	(50)	(212)

Total other income (expense), net	$1,719	$(102)

Quarter Ended March 31, 2007 Compared to the Quarter Ended March 31, 2006: Other income (expense), net, increased in the three months ended March 31, 2007 primarily due to interest income on higher cash balances. In September 2006, we received net IPO proceeds of $87.5 million and in February 2007, we received net follow-on public offering proceeds of $87.7 million. We did not have interest expense in the first quarter of 2007, as we paid off the balance of our credit facility on October 2, 2006. Other expense decreased due to recording our preferred stock warrants to fair value in 2006 and no such adjustment was required in 2007. In the three months ended March 31, 2006 we recorded $172,000 of warrant expense. Subsequent to our IPO, we were no longer required to record the warrants to fair value. As of March 31, 2007, all of our warrants were exercised.

Provision for Income Taxes

Prior to the first quarter of 2007, we had incurred operating losses and, accordingly, had not recorded a provision for income taxes for any of the periods presented other than foreign provisions for income tax. For the three months ended March 31, 2007 we generated operating profits. After applying our available net operating loss and tax credit carryforwards, our tax provision accrued at March 31, 2007 relates primarily to foreign and state provisions for income tax.

As of December 31, 2006, we recorded a valuation allowance against our net deferred tax assets due to operating losses incurred since inception. Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets were fully offset by a valuation allowance. If not utilized, the federal and state net operating loss and tax credit carryforwards will expire between 2013 and 2026. Utilization of these net operating losses and credit carryforwards may be subject to an annual limitation due to provisions of the Internal Revenue Code of 1986, as amended, that are applicable if we experience an “ownership change” that may occur, for example, by a change in significant shareholder allocation or equity structure.

As of March 31, 2007, our tax provision includes a deferred tax benefit for the projected reduction in the valuation allowance as a result of forecasted taxable income and corresponding utilization of net operation losses and tax credit carryforwards. In determining future taxable income, we make assumptions to forecast federal, state and international operating income, the reversal of temporary differences, and the implementation of any feasible and prudent tax planning strategies. The assumptions require significant judgment regarding the forecasts of future taxable income, and are consistent with our forecasts used to manage our business. We intend to maintain the remaining valuation allowance until sufficient further positive evidence exists to support a reversal of, or decrease, in the valuation allowance.

If our recent trend of profitability continues, we may determine that there is sufficient positive evidence to support a reversal of, or decrease in, the valuation allowance. If we were to reverse all or some part of our valuation allowance and recognize all or some part of our deferred tax assets, our financial statements in the period of reversal would reflect an increase in assets on our balance sheet and a corresponding tax benefit to our statement of operations in the amount of the reversal.

We expect our effective tax rate in 2007 to be at or below 3%; however it could fluctuate significantly on a quarterly basis and could be affected by disqualifying dispositions of stock from the Purchase Plan and incentive stock options, by changes in the valuation of our deferred tax assets or liabilities, changes in actual results versus our estimates, or by changes in tax laws, regulations, accounting principles, or interpretations thereof. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

Liquidity and Capital Resources

(in thousands)	As of March 31, 2007	As of December 31, 2006
Working capital	$194,451	$101,319
Cash and cash equivalents	193,035	105,330
Marketable securities	7,944	3,999

	Three months ended March 31,
(in thousands)	2007	2006
Cash provided by (used in) operating activities	$7,019	$(4,835)
Cash (used in) investing activities	(7,063)	(630)
Cash provided by financing activities	87,745	19,693

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments in time deposits held at major banks, commercial paper, United States government agency discount notes, money market mutual funds and other money market securities with maturities at the date of purchase of 90 days or less.

Prior to our IPO in September 2006, we funded our operations primarily through private sales of our convertible preferred stock and collections from our customers and, to a lesser extent, borrowings under a credit facility. In February 2006, we completed the sale of our Series D convertible preferred stock with aggregate net proceeds of $19.9 million. In September 2006, we completed our IPO which we raised aggregate net proceeds of $87.5 million. In February 2007, we completed a follow-on public offering in which we raised aggregate net proceeds of $87.7 million.

Pursuant to certain lease agreements and as security for our merchant services agreement with our financial institution, we are required to maintain cash reserves, classified as restricted cash. Current restricted cash totaled $121,000 and $121,000 at March 31, 2007 and December 31, 2006, respectively, and long-term restricted cash totaled $3.1 million and $1.5 million at March 31, 2007 and December 31, 2006, respectively. Long-term restricted cash is included in other assets in the condensed consolidated balance sheets and consists primarily of $3.0 million held as collateral for letters of credit for the security deposit on the leases of our corporate headquarters and is restricted until the end of the lease terms on August 30, 2010 and July 31, 2014.

Since the fourth quarter of 2004, we have expanded our operations internationally. Our sales contracts are typically denominated in United States dollars and as such, the increase in our revenue derived from international customers has not affected our cash flows from operations. As we fund our international operations, our cash and cash equivalents are affected by changes in exchange rates. To date, the foreign currency effect on our cash and cash equivalents has not been immaterial.

Cash Flows from Operating Activities

Our largest source of operating cash flows is cash collections from our customers. Our primary uses of cash from operating activities are for personnel related expenditures, cost of product, rent payments and technology costs. Our cash flows from operating activities will continue to be affected principally by the extent to which we grow our revenue and spend on hiring personnel in order to grow our business. The timing of hiring sales personnel in particular affects cash flows as there is a lag between the hiring of sales personnel and the generation of revenue and cash flows from sales personnel.

Cash provided by operating activities was $7.0 million in the three months ended March 31, 2007 compared to cash used in operations of $4.8 million in the three months ended March 31, 2006 due to increased profitability. In the first quarter of 2006, we experienced negative cash flows from operations as we continued to expand our business and build our infrastructure domestically and internationally.

Cash Flows from Investing Activities

Cash flows used in investing activities primarily relate to capital expenditures to support our growth and investments in marketable securities.

Cash used in investing activities increased in the three months ended March 31, 2007 compared to the three months ended March 31, 2006 due to purchases of marketable securities with our IPO and follow-on public offering proceeds. Additionally, capital expenditures increased in the first three months of 2007 compared to 2006 primarily resulting from leasehold improvement additions associated with our new corporate headquarters. Restricted cash outlays increased in the first quarter of 2007 due to the cash collateralized $1.6 million letter of credit required for the new corporate headquarters.

Cash Flows from Financing Activities

Prior to September 2006, we financed our operations primarily through private sales of convertible preferred stock totaling $56.3 million and collections from customers and, to a lesser extent, borrowings under our credit facility. In February 2006, we sold 3,738,318 shares of our Series D convertible preferred stock for net proceeds of $19.9 million. In September 2006, we completed our IPO and received net proceeds of $87.5 million. In February 2007, we completed a follow-on public offering of our common stock and received net proceeds of $87.7 million.

On June 7, 2004, we entered into a loan and security agreement with a financial institution for a $2.5 million credit facility, and we borrowed $1.4 million and $1.1 million in 2004 and 2005, respectively. We made principal payments of $938,000 in the first nine months of 2006 and repaid the remaining balance on our loan on October 2, 2006.

We believe that our net proceeds from operations, together with our cash balance at March 31, 2007, will be sufficient to fund our projected operating requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of expansion into new territories, the timing of introductions of new products and enhancements to existing products, and the continuing market acceptance of our products. We may enter into arrangements for potential investments in, or acquisitions of, complementary businesses, services or technologies, which also could require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Contractual Obligations

The following is a summary of our contractual obligations as of March 31, 2007:

	Total	Remaining nine months of 2007	2008	2009	2010	2011 and beyond
	(in thousands)
Contractual Obligations
Operating leases	$26,034	$2,234	$3,450	$3,063	$3,145	$14,142
Purchase obligations (1)	135	60	50	23	2	—

Total contractual obligations	$26,169	$2,294	$3,500	$3,086	$3,147	$14,142

(1)	Represents amounts associated with agreements that are enforceable, legally binding and specify terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of payment. Obligations under contracts that we can cancel without a significant penalty are not included in the table above.

Off-Balance Sheet Arrangements

At March 31, 2007 and December 31, 2006, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes, nor did we have any undisclosed material transactions or commitments involving related persons or entities.

Other

At March 31, 2007 and December 31, 2006, we did not have commercial commitments under lines of credit, standby repurchase obligations or other such debt arrangements.

Recent Accounting Pronouncements

See Note 13 of “Notes to Consolidated Financial Statements” for recent accounting pronouncements that could have an effect on us.

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

Interest Rate Sensitivity

We had unrestricted cash and cash equivalents totaling $193.0 million and $105.3 million at March 31, 2007 and December 31, 2006, respectively. These amounts were invested primarily in money market funds. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income. If overall interest rates had fallen by 10% in 2007, our interest income would have declined approximately $176,000, assuming consistent investment levels.

Item 4.	Controls and Procedures

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2007, the end of the period covered by this report on Form 10-Q. This evaluation (the controls evaluation) was done under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO).

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

Based upon the controls evaluation, our CEO and CFO have concluded that as of March 31, 2007, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC and to ensure that material information relating to the Company and our consolidated subsidiaries is made known to management, including the CEO and CFO.

In the first quarter of 2007, we implemented a new enterprise resource planning software system. This change did not materially affect our internal control over financial reporting in the first quarter of 2007. Internal control over financial reporting means a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

We are required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 by our fiscal year ending December 31, 2007. The notification of such compliance is due no later than the time we file our annual report for the fiscal year ending December 31, 2007. We believe we will have adequate resources and expertise, both internal and external, in place to meet this requirement. However, there is no guarantee that our efforts will result in a management assurance, or an attestation by the independent auditors, that internal controls over financial reporting were adequate in their design and/or operation.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are subject to various claims, complaints and legal actions in the normal course of business from time to time. We do not believe we are party to any currently pending legal proceedings the outcome of which will have a material adverse effect on our operations or financial position. There can be no assurance that existing or future legal proceedings arising in the ordinary course of business or otherwise will not have a material adverse effect on our business, consolidated financial position, results of operations or cash flow.

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

In addition to other risk factors listed in this “Risk Factors” section, factors that may affect our operating results include:

•	fluctuations in demand, including due to seasonality, for our products and services;

•	fluctuations in sales cycles and prices for our products and services;

•	reductions in customers’ budgets for information technology purchases and delays in their purchasing cycles;

•	the timing of recognizing revenue in any given quarter as a result of software revenue recognition rules;

•	the sale of our products in the timeframes we anticipate, including the number and size of orders in each quarter;

•	our ability to develop, introduce and ship in a timely manner new products and product enhancements that meet customer requirements;

•	the timing of product releases or upgrades by us or by our competitors;

•	any significant changes in the competitive dynamics of our markets, including new entrants or substantial discounting of products;

•	our ability to control costs, including our operating expenses and the costs of the components we purchase;

•	volatility in our stock price, which may lead to higher stock compensation expenses pursuant to Statement of Financial Accounting Standards No. 123(R);

•	general economic conditions in our domestic and international markets; and

•

unpredictable fluctuations in our effective tax rate due to disqualifying dispositions of stock from the employee stock purchase plan and incentive stock options, changes in the valuation of our deferred tax assets or liabilities, changes in actual results versus our estimates, or changes in tax laws, regulations, accounting principles, or interpretations thereof.

We have a history of losses and we may not achieve profitability in the future.

We achieved profitability for the first time in the three months ended March 31, 2007. We experienced a net loss of $15.8 million for the year ended December 31, 2006. As of March 31, 2007, our accumulated deficit was $44.1 million. We may incur significant losses in the future for a number of reasons, including those discussed in other risk factors and factors that we cannot foresee. We expect to make significant expenditures related to the development of our business, including expenditures to hire additional personnel relating to sales and marketing and technology development. In addition, as a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. We would have to generate and sustain significantly increased revenue to maintain profitability. Our revenue growth trends in prior periods are not likely to be sustainable, and we may not achieve sufficient revenue to maintain profitability.

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

Shortages in components that we use in our products are possible and our ability to predict the availability of such components may be limited. Some of these components are available only from limited sources of supply. For example, our Steelhead appliances depend on network bypass cards to provide a fail-to-wire capability. These bypass cards use high speed relays available only from a limited number of vendors. In addition, our ability to timely deliver products to our customers would be materially adversely impacted if we needed to qualify replacements for the systems, motherboards, chassis and storage adapters used in our Steelhead appliances. We would be similarly affected by shortages in the availability, or the complete unavailability, of the central processing units, bypass cards, disks, fans and power supplies that we use in our appliances. Specifically, the unavailability of any of these components would prevent us from shipping products because each of these components is necessary to the proper functioning of our appliances. In addition, the lead times associated with certain components are lengthy and preclude rapid changes in quantity requirements and delivery schedules.

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

Our success is substantially dependent upon the performance of our senior management and key technical and sales personnel. Our management and employees can terminate their employment at any time, and the loss of the services of one or more of our executive officers or other key employees could harm our business. Our success also is substantially dependent upon our ability to attract additional personnel for all areas of our organization, particularly in our sales, research and development and customer service departments. Competition for qualified personnel is intense, and we may not be successful in attracting and retaining such personnel on a timely basis, on competitive terms, or at all. If we are unable to attract and retain the necessary technical, sales and other personnel on a cost-effective basis, especially in light of our recent and anticipated growth, our business, operating results and financial condition would be adversely affected.

We may not generate positive returns on our research and development investments.

Developing our products is expensive, and the investment in product development may involve a long payback cycle. In the three months ended March 31, 2007, our research and development expenses were $7.5 million, or approximately 17% of our total revenue. Our future plans include significant investments in research and development and related product opportunities. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. These investments may take several years to generate positive returns, if ever.

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

We have expanded our operations significantly since inception and anticipate that further significant expansion will be required. This future growth, if it occurs, will place significant demands on our management, infrastructure and other resources. To manage any future growth, we will need to hire, integrate and retain highly skilled and motivated employees. We will also need to continue to improve our financial and management controls, reporting systems and procedures. We have recently converted to a new enterprise resource planning software system that has replaced a substantial majority of our prior finance, sales and inventory management systems. We may encounter delays or difficulties in connection with this conversion, including loss of data and decreases in productivity as our personnel become familiar with new systems. If we experience any delays or difficulties, either in connection with this new enterprise resource planning system or other controls, systems and procedures, our ability to properly run our business could be adversely affected. For example, deficiencies in our internal controls over financial reporting could result in loss of revenue, improper revenue recognition, or errors in our financial statements. If we do not effectively manage our growth, our business, operating results and financial condition would be adversely affected.

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

Organizations are increasingly concerned with the security of their data, and to the extent they elect to encrypt data being transmitted from the point of the end-user in a format that we’re not able to decrypt, rather than only across the WAN, our products will become less effective.

Our products are designed to remove the redundancy associated with repeated data requests over a WAN, either through a private network or a virtual private network (VPN). The ability of our products to reduce such redundancy depends on our products’ ability to recognize the data being requested. Our products currently detect and decrypt some forms of encrypted data. Since most organizations currently encrypt most of their data transmissions only between sites and not on the LAN, the data is not encrypted when it passes through our appliances. For those organizations that elect to encrypt their data transmissions from the end-user to the server in a format that we’re not able to decrypt, our products will offer little performance improvement unless we are successful in incorporating additional functionality into our appliances that address those encrypted transmissions. Our failure to provide such additional functionality could adversely affect our business, operating results and financial condition.

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

In 2005, we derived approximately 18% of our revenue from customers outside the United States. This number increased to approximately 27% in 2006 and 31% in the three months ended March 31, 2007. We have sales and technical support personnel in numerous countries worldwide. We expect to continue to add personnel in additional countries. Our international operations subject us to a variety of risks, including:

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

We also incorporate certain third-party technologies, including software programs, into our products and may need to utilize additional third-party technologies in the future. However, licenses to relevant third-party technology may not continue to be available to us on commercially reasonable terms, or at all. Therefore, we could face delays in product releases until equivalent technology can be identified, licensed or developed, and integrated into our current products. These delays, if they occur, could materially adversely affect our business, operating results and financial condition. We currently use third-party software programs in our Steelhead appliances and our Central Management Console appliances. For example, in our Steelhead appliances, we use third-party software to configure a storage adapter for specific redundant disk setups as well as to initialize and diagnose hardware on certain models, and in our Central Management Console appliances we use third-party software to help manage statistics and reporting. Each of these software programs is currently available from only one vendor. As a result, any disruption in our access to these software programs could result in significant delays in our product releases and could require substantial effort to locate or develop a replacement program. If we decide in the future to incorporate into our appliances any other software program licensed from a third party, and the use of such software program is necessary for the proper operation of our appliances, then our loss of any such license would similarly adversely affect our ability to release our products in a timely fashion.

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

The trading prices of the securities of technology companies have been highly volatile. Further, our common stock has a limited trading history. Since our initial public offering in September 2006 through April 24, 2007, our stock price has fluctuated from a low of $13.60 to a high of $36.25. Factors that could affect the trading price of our common stock could include:

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

If our existing stockholders, particularly our directors and executive officers, sell substantial amounts of our common stock in the public market, or are perceived by the public market as intending to sell, the trading price of our common stock could decline significantly. In February 2007, we completed a follow-on public offering resulting in the sale of 2,854,671 shares of our common stock by us (including 250,000 shares sold by us pursuant to the underwriters’ exercise of their over-allotment option) and another 2,645,329 shares of our common stock by existing stockholders. As of March 31, 2007, 69,125,809 shares of our common stock were outstanding. Of the outstanding shares, 15,590,321 shares were sold in our IPO and follow-on public offering and are freely tradable without restriction in the public market. Of the outstanding shares, 24,591,119 shares are subject to contractual lock-up agreements entered into by the selling stockholders with the underwriters of the follow-on public offering and may not be sold in the public market until May 2, 2007. The remaining shares, formerly subject to contractual lock up agreements entered into by our stockholders with the underwriters in connection with the IPO, became freely tradeable to the public on March 20, 2007, except for shares of common stock held by directors, executive officers and other affiliates which will be subject to volume limitations under Rule 144 of the Securities Act and, in certain cases, various vesting arrangements. A substantial portion of these shares are held by our directors, executive officers, employees and others who are subject to our insider trading policy and who may initially sell such shares in the public market commencing on April 27, 2007, the third full trading day following our release of earnings for the quarter ended March 31, 2007.

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

As of March 31, 2007, our directors and executive officers and their affiliates beneficially owned, in the aggregate, approximately 52.4% of our outstanding common stock. As a result, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit your ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

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

Item 2.	Unre gistered Sales of Equity Securities and Use of Proceeds.

(a) Sales of Unregistered Securities

None.

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

As a result of the IPO, we raised a total of $87.5 million in net proceeds after deducting underwriting discounts and commissions of $6.8 million and offering expenses of $3.1 million. On October 2, 2006 we used $1.5 million of our proceeds to settle our credit facility.

In February 2007, we completed our follow on public offering pursuant to a registration statement on Form S-1 (Registration No. 333-140544) which the U.S. Securities and Exchange Commission declared effective on February 22, 2007. Under this registration statement, we registered the offering and sale of 2,854,671 shares of our common stock (including 250,000 shares sold by us pursuant to the underwriters’ exercise of their over-allotment option) and another 2,645,329 shares of our common stock sold by certain selling stockholders. The offering did not terminate until after the sale of all of the shares registered on the registration statement. All of the shares of common stock issued pursuant to the registration statement, including the shares sold by the selling stockholders, were sold at a price to the public of $32.50 per share. The managing underwriters were Goldman, Sachs & Co., Deutsche Bank Securities Inc., Citigroup Global Markets Inc., and Thomas Weisel Partners LLC.

As a result of the follow on public offering, we raised a total of $92.7 million in net proceeds after deducting underwriting discounts and commissions of $4.2 million and other offering costs of $0.9 million. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates. We did not receive any proceeds from the sale of shares in the follow on public offering by the selling stockholders.

We anticipate that we will use the remaining net proceeds from the IPO and the follow-on public offering for general corporate purposes, which may include expansion of our domestic and international sales and marketing organizations, investments in our infrastructure to support our anticipated growth, further development and expansion of our service offerings and possible acquisitions of complementary businesses, technologies or other assets. We have no current agreements or commitments with respect to any material acquisitions. Pending such uses, we plan to invest the net proceeds in short-term, interest-bearing, investment grade securities. There has been no material change in the planned use of proceeds from the IPO and the follow-on public offering as described in the final prospectuses filed with respect to such public offerings with the Securities and Exchange Commission pursuant to Rule 424(b).

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

	Total Number of Shares Purchased (1)	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May be Purchased under the Program
January 1 – January 31, 2007	15,522	$0.18	—	—
February 1 – February 28, 2007	—	—	—	—
March 1 – March 31, 2007	—	—	—	—

Total	15,522	$0.18	—	—

(1)	Represents unvested shares of common stock repurchased by us upon the termination of employment or service pursuant to the provisions of our 2002 Stock Plan.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Infor mation.

None.

Item 6.	IN DEX TO EXHIBITS

Exhibit No.	Description
3.2	Restated Certificate of Incorporation. (1)

3.4	Amended and Restated Bylaws. (1)

4.2	Form of Common Stock Certificate. (1)

10.1	Agreement of Sublease dated as of September 26, 2006 between PricewaterhouseCoopers LLP and Riverbed Technology, Inc. (2)

10.39	Offer Letter with David M. Peranich dated July 7, 2006. (1)

10.40	199 Fremont Building Office Lease Form dated as of March 21, 2007 between GLL Fremont Street Partners, Inc. and Riverbed Technology, Inc.

10.41	Lease Agreement dated as of January 25, 2007 between One Penn Plaza LLC and Riverbed Technology, Inc.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Dated: April 27, 2007

RIVERBED TECHNOLOGY, INC.

By:	/s/ Jerry M. Kennelly
Jerry M. Kennelly
President and Chief Executive Officer

Dated: April 27, 2007

RIVERBED TECHNOLOGY, INC.

By:	/s/ Randy S. Gottfried
Randy S. Gottfried
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
3.2	Restated Certificate of Incorporation. (1)

3.4	Amended and Restated Bylaws. (1)

4.2	Form of Common Stock Certificate. (1)

10.1	Agreement of Sublease dated as of September 26, 2006 between PricewaterhouseCoopers LLP and Riverbed Technology, Inc. (2)

10.39	Offer Letter with David M. Peranich dated July 7, 2006. (1)

10.40	199 Fremont Building Office Lease Form dated as of March 21, 2007 between GLL Fremont Street Partners, Inc. and Riverbed Technology, Inc.

10.41	Lease Agreement dated as of January 25, 2007 between One Penn Plaza LLC and Riverbed Technology, Inc.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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