Form 10-Q
period 2007-06-30
Riverbed Technology, Inc.
filed 2007-07-30
CIK 1357326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

The number of shares of the registrant’s common stock, par value $0.0001, outstanding as of July 26, 2007 was: 70,370,711.

Riverbed Technology, Inc.

Item 1 – Condensed Consolidated Financial Statements

RIVERBED TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

As of June 30, 2007 and December 31, 2006

(in thousands, except per share data)

	June 30, 2007	December 31, 2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$151,687	$105,330
Marketable securities	66,018	3,999
Trade receivables, net of allowances of $600 and $472 as of June 30, 2007 and December 31, 2006, respectively	26,105	18,148
Other receivables	2,374	118
Inventory	8,404	7,452
Prepaid expenses and other current assets	3,777	5,438

Total current assets	258,365	140,485

Fixed assets, net	10,730	7,718
Other assets	4,547	2,566

Total assets	$273,642	$150,769

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,006	$11,113
Accrued compensation and related benefits	8,343	8,285
Other accrued liabilities	7,633	2,931
Deferred revenue	21,638	16,837

Total current liabilities	46,620	39,166

Deferred revenue non-current	4,706	2,245
Other long-term liabilities	296	378

Total long-term liabilities	5,002	2,623

Stockholders’ equity:
Preferred stock, $0.0001 par value – 30,000 shares authorized, no shares outstanding	—	—
Common stock and additional paid-in-capital; $0.0001 par value — 600,000 shares authorized; 70,336 and 66,180 shares issued and outstanding as of June 30, 2007 and December 31, 2006, respectively	266,733	162,033
Deferred stock-based compensation	(4,524)	(5,704)
Accumulated deficit	(40,131)	(47,333)
Accumulated other comprehensive loss	(58)	(16)

Total stockholders’ equity	222,020	108,980

Total liabilities and stockholders’ equity	$273,642	$150,769

See Notes to Condensed Consolidated Financial Statements.

RIVERBED TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Revenue:
Product	$43,392	$14,030	$77,029	$24,865
Support and services	8,475	2,267	15,312	3,790
Ratable product and related support and services	2,135	1,746	4,445	3,109

Total revenue	54,002	18,043	96,786	31,764

Cost of revenue:
Cost of product	12,348	4,776	22,009	8,364
Cost of support and services	3,413	855	5,703	1,547
Cost of ratable product and related support and services	597	557	1,200	1,056

Total cost of revenue	16,358	6,188	28,912	10,967

Gross profit	37,644	11,855	67,874	20,797

Operating expenses:
Sales and marketing	20,804	11,560	37,896	19,588
Research and development	9,036	4,317	16,494	7,782
General and administrative	5,600	2,071	9,637	3,667

Total operating expenses	35,440	17,948	64,027	31,037

Operating income (loss)	2,204	(6,093)	3,847	(10,240)

Other income (expense), net	2,555	83	4,274	(19)

Income (loss) before provision for income taxes	4,759	(6,010)	8,121	(10,259)
Provision for income taxes	814	41	918	78

Net income (loss)	$3,945	$(6,051)	$7,203	$(10,337)

Net income (loss) per common share:
Basic	$0.06	$(0.46)	$0.11	$(0.82)

Diluted	$0.05	$(0.46)	$0.10	$(0.82)

Shares used in computing net income (loss) per common share:
Basic	68,085	13,073	66,561	12,542
Diluted	74,091	13,073	72,221	12,542
Stock-based compensation expense included in above:
Cost of product	$33	$—	$41	$—
Cost of support and services	620	69	992	105
Sales and marketing	3,545	668	6,286	1,133
Research and development	1,991	409	3,447	628
General and administrative	1,251	311	2,050	486

Total stock-based compensation expense	$7,440	$1,457	$12,816	$2,352

See Notes to Condensed Consolidated Financial Statements.

RIVERBED TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six months ended June 30,
	2007	2006
Operating Activities:
Net income (loss)	$7,203	$(10,337)
Adjustments to reconcile net income (loss) to net cash provide by (used in) operating activities:
Depreciation	2,203	750
Stock-based compensation	12,816	2,352
Revaluation and amortization of warrants	—	225
Provision for trade receivable allowances	134	129
Changes in operating assets and liabilities:
(Increase) in trade receivables	(7,876)	(4,037)
(Increase) in inventory	(2,184)	(2,948)
Decrease (increase) in prepaid expenses and other assets	470	(2,926)
Increase (decrease) in accounts payable and other current liabilities	(198)	5,507
Increase in income taxes payable	779	67
Increase in deferred revenue	7,262	3,749

Net cash provided by (used in) operating activities	20,609	(7,469)

Investing Activities:
Capital expenditures	(3,488)	(2,153)
Purchase of available for sale securities, net of maturities	(62,078)	—
Increase in other assets	(1,600)	—

Net cash used in investing activities	(67,166)	(2,153)

Financing Activities:
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	19,915
Proceeds from issuance of common stock, net of repurchases	5,215	156
Proceeds from follow-on public offering of common stock	87,681	—
Payments of debt	—	(625)

Net cash provided by financing activities	92,896	19,446

Effect of exchange rate changes on cash and cash equivalents	18	12

Net increase in cash and cash equivalents	46,357	9,836
Cash and cash equivalents at beginning of period	105,330	10,410

Cash and cash equivalents at end of period	$151,687	$20,246

See Notes to Condensed Consolidated Financial Statements.

RIVERBED TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization

Riverbed Technology, Inc. was founded in May 2002 and has developed a comprehensive solution to the fundamental problems of wide-area distributed computing. Our Steelhead® appliances enable our customers simply and efficiently to improve the performance of their applications and access to their data over wide area networks, or WANs. We began commercial shipments of our products in May 2004.

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

Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements include our accounts and the accounts of our wholly owned subsidiaries. Intercompany transactions and balances have been eliminated. The accompanying condensed consolidated balance sheet as of June 30, 2007, the condensed consolidated statements of operations for the three and six months ended June 30, 2007 and June 30, 2006, and the condensed consolidated statements of cash flows for the six months ended June 30, 2007 and June 30, 2006 are unaudited. The accompanying statements should be read in conjunction with the audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2006.

The accompanying condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, or GAAP, pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. They do not include all of the financial information and footnotes required by GAAP for complete financial statements. We believe the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments necessary for the fair presentation of our statement of financial position as of June 30, 2007, and our results of operations for the three and six months ended June 30, 2007 and June 30, 2006, and our cash flows for the six months ended June 30, 2007 and June, 30, 2006. All adjustments are of a normal recurring nature. The results for the three and six months ended June 30, 2007 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending December 31, 2007.

Other than the adoption of the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, or FIN 48, there have been no significant changes in our accounting policies during the three and six months ended June 30, 2007 as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2006.

Use of Estimates

GAAP requires us to make certain estimates and judgments that can affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the periods presented. Significant estimates and assumptions made by management include the determination of the fair value of stock awards issued, the allowance for doubtful accounts, warranty reserves and inventory valuation. We believe that the estimates and judgments upon which we rely are reasonable based upon information available to us at the time that these estimates and judgments were made. To the extent there are material differences between these estimates and actual results, our consolidated financial statements will be affected.

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

We use the residual method to recognize revenue when a product agreement includes one or more elements to be delivered at a future date and vendor specific objective evidence, or VSOE, of the fair value of all undelivered elements exists. Through June 30, 2007, in virtually all of our contracts, the only element that remained undelivered at the time of delivery of the product was support and updates. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the contract fee is recognized as product revenue. If evidence of the fair value of one or more undelivered elements does not exist, all revenue is generally deferred and recognized when delivery of those elements occurs or when fair value can be established. When the undelivered element for which we do not have a fair value is support, revenue for the entire arrangement is bundled and recognized ratably over the support period. Revenue related to these arrangements is included in ratable product and related support and services revenue in the accompanying condensed consolidated statements of operations. VSOE of fair value for elements of an arrangement is based upon the normal pricing and discounting practices for those services when sold separately and for support and updates is additionally measured by the renewal rate offered to the customer. Prior to the third quarter of 2005, we had not established VSOE for the fair value of support contracts provided to our reseller class of customers. As such, prior to the third quarter of 2005, we recognized all revenue on transactions sold through resellers ratably over the term of the support contract, typically one year. Beginning in the third quarter of 2005, we determined that we had established VSOE of fair value of support for products sold to resellers, and began recognizing product revenue upon delivery, provided the remaining criteria for revenue recognition had been met.

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

In accordance with APB 25, stock-based compensation expense, which is a non-cash charge, resulted from stock option grants at exercise prices that, for financial reporting purposes, were deemed to be below the estimated fair value of the underlying common stock on the date of grant. We recorded deferred stock-based compensation relative to options accounted for under APB 25 of $9.3 million and $567,000 in the years ended December 31, 2005 and 2004, respectively, which is being amortized over the service period, which generally corresponds to the vesting period of the applicable options on a straight-line basis. During the three and six months ended June 30, 2007, we amortized $573,000 and $1.1 million, respectively, of deferred compensation expense, net of reversals, related to these options, and in the three and six months ended June 30, 2006, we amortized $748,000 and $1.4 million, respectively.

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123(R), Share-Based Payment, using the prospective transition method, which requires us to apply the provisions of SFAS 123(R) to new awards granted, and to awards modified, repurchased or cancelled, after the effective date. Under this transition method, stock-based compensation expense recognized beginning January 1, 2006 is based on a combination of the following: (a) the grant-date fair value of stock option and employee stock purchase plan awards granted or modified after January 1, 2006; and (b) the amortization of deferred stock-based compensation related to stock option awards granted prior to January 1, 2006, which was calculated using the intrinsic value method as previously permitted under APB 25.

Under SFAS 123(R), we estimated the fair value of stock options granted using the Black-Scholes option-pricing formula and a single option award approach. This model utilizes the estimated fair value of common stock and requires that, at the date of grant, we use the expected term of the option, the expected volatility of the price of our common stock, risk free interest rates and expected dividend yield of our common stock. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Options typically vest either 25% of the shares one year after the options’ vesting commencement date and the remainder ratably on a monthly basis over the following three years, or ratably on a monthly basis over four years. On September 20, 2006, we implemented our Employee Stock Purchase Plan, or Purchase Plan. Purchase Plan shares typically vest over 2 years, and include two purchase dates per year.

The fair value of options granted and Purchase Plan shares were estimated at the date of grant using the following assumptions:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Employee and Director Stock Options
Expected life in years	4.5	4.5-6.1	4.5	4.5-6.1
Risk-free interest rate	4.9%	5.0%-5.1%	4.5%-4.9%	4.7%-5.1%
Volatility	57%	65%-81%	57%-62%	65%-81%
Weighted average fair value of grants	$14.03-$22.78	$3.67-$4.92	$14.03-$22.78	$3.67-$4.92

	Three months ended June 30, 2007 (1)	Six months ended June 30, 2007 (1)
Purchase Plan
Expected life in years	0.5-2.0	0.5-2.0
Risk-free interest rate	4.9%-5.0%	4.9%-5.0%
Volatility	38%-46%	38%-46%
Weighted average fair value of grants	$30.99-$36.42	$30.99 -$36.42

(1)	There were no Purchase Plan shares in the six months ended June 30, 2006.

The expected term represents the period that stock-based awards are expected to be outstanding, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of our stock-based awards. For the three and six months ended June 30, 2007, we have elected to use the simplified method of determining the expected term as permitted by SEC Staff Accounting Bulletin 107. The computation of expected volatility for the three and six months ended June 30, 2007 is based on the historical volatility of comparable companies from a representative peer group selected based on industry and market capitalization data. As required by SFAS 123(R), management estimates expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest.

As of June 30, 2007, the total compensation cost related to stock-based awards granted under SFAS 123(R) to employees and directors but not yet recognized was approximately $70.2 million, net of estimated forfeitures of $3.4 million. This cost will be amortized on a straight-line basis over the vesting period, which is typically 4 years. Amortization in the three and six months ended June 30, 2007, was $4.0 million and $6.2 million, respectively, and was $708,000 and $995,000 in the three and six months ended June 30, 2006, respectively. There was no amortization in the six months ended June 30, 2006 as the plan was not yet implemented.

As of June 30, 2007, there was $15.7 million left to be amortized under our Purchase Plan, which will be amortized over the remaining vesting period, which is between 14 to 22 months. Amortization in the three and six months ended June 30, 2007 was $2.9 million and $5.5 million, respectively.

Inventory Valuation

Inventory consists of hardware and related component parts and are stated at the lower of cost (on a first-in, first-out basis) or market. A large portion of our inventory relates to evaluation units located at customer locations as some of our customers test our equipment prior to purchasing. Inventory that is obsolete or in excess of our forecasted demand is written down to its estimated realizable value based on historical usage, expected demand, and evaluation unit conversion rate and age. Inherent in our estimates of market value in determining inventory valuation are estimates related to economic trends, future demand for our products and technological obsolescence of our products. Inventory write-downs are reflected as cost of product and amounted to approximately $536,000 and $800,000 in the three and six months ended June 30, 2007, respectively, and $400,000 and $604,000 in the three and six months ended June 30, 2006, respectively.

Accounting for Income Taxes

We use the asset and liability method of accounting for income taxes in accordance with SFAS 109, Accounting for Income Taxes. Under this method, income tax expenses or benefits are recognized for the amount of taxes payable or refundable for the current year and for deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. The measurement of current and deferred tax assets and liabilities are based on provisions of currently enacted tax laws. The effects of future changes in tax laws or rates are not contemplated.

As part of the process of preparing consolidated financial statements, we are required to estimate our income taxes and tax contingencies in each of the tax jurisdictions in which we operate prior to the completion and filing of tax returns for such periods. This process involves estimating actual current tax expense together with assessing temporary differences in the treatment of items for tax purposes versus financial accounting purposes that may create net deferred tax assets and liabilities.

We record a valuation allowance to reduce our deferred tax assets to the amount we believe is more likely than not to be realized. In assessing the need for a valuation allowance, we have considered our historical levels of income, expectations of future taxable income and on-going tax planning strategies. Because of the uncertainty of the realization of the deferred tax assets, we have recorded a full valuation allowance against our deferred tax assets. Realization of our deferred tax assets is dependent primarily upon future U.S. taxable income.

We adopted the provisions of FIN 48 on January 1, 2007. The application of this Interpretation requires a two-step process that separates recognition from measurement. We recorded no increases or decreases to the tax reserves for uncertain tax positions upon implementing FIN 48 and this assessment has not changed as of June 30, 2007. We have elected to record interest and penalties recognized in accordance with FIN 48 in the financial statements as income taxes. Any subsequent change in classification of FIN 48 interest and penalties will be treated as a change in accounting principle subject to the requirements of SFAS 154, Accounting Changes and Error Corrections.

Warranty Reserve

Upon shipment of products to our customers, we provide for the estimated cost to repair or replace products that may be returned under warranty. Our warranty period is typically 12 months from the date of shipment to the end-user customer for hardware and 90 days for software. For existing products, the reserve is estimated based on actual historical and expected experience. For new products, the warranty reserve is based on historical experience of similar products until such time as sufficient historical data has been collected for the new product. Warranty reserves amounted to approximately $1.4 million and $735,000 at June 30, 2007 and December 31, 2006, respectively.

The following is a summary of the warranty reserve activity for the six months ended June 30, 2007:

(in thousands)	December 31, 2006	Additions charged to operations	Warranty costs incurred	June 30, 2007
Warranty reserve	$735	$1,193	$(578)	$1,350

Deferred Inventory Costs

When our products have been delivered, but the product revenue associated with the arrangement has been deferred as a result of not meeting the revenue recognition criteria in SOP 97-2, we also defer the related inventory costs for the delivered items in accordance with Accounting Research Bulletin 43, Restatement and Revision of Accounting Research Bulletins. Deferred inventory costs amounted to approximately $1.9 million and $3.5 million at June 30, 2007 and December 31, 2006, respectively, and are included in prepaid expenses and other current assets in the condensed consolidated balance sheets.

Spares

We hold spare parts to service our customers who purchase support. We classify spare parts as other long term assets and amortize the spares over an estimated useful life of three years. At June 30, 2007 and December 31, 2006 we had $1.0 million and $876,000, respectively, of spare inventory, net of accumulated amortization.

Concentration of Credit Risk

Financial instruments that are potentially subject to concentrations of credit risk consist primarily of cash, cash equivalents, marketable securities, and trade receivables. Investment policies have been implemented that limit investments to investment grade securities. The risk with respect to trade receivables is mitigated by credit evaluations we perform on our customers and by the diversification of our customer base. Collateral is not required for trade receivables. No customer represented more than 10% of our revenue for the three and six months ended June 30, 2007 and June 30, 2006.

We outsource the production of our hardware to third-party manufacturing facilities. Through June 30, 2007, we had no long-term contractual commitment with any manufacturer.

2.	NET INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of vested common shares outstanding during the period. Diluted net income (loss) per common share is computed by giving effect to all potential dilutive common shares, including options and common stock subject to repurchase.

The following table sets forth the computation of income (loss) per share:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2007	2006	2007	2006
Net income (loss)	$3,945	$(6,051)	$7,203	$(10,337)

Weighted average common shares outstanding - basic	68,085	13,073	66,561	12,542
Dilutive effect of employee stock plans	6,006	—	5,660	—

Weighted average common shares outstanding - diluted	74,091	13,073	72,221	12,542

Basic net income (loss) per share	$0.06	$(0.46)	$0.11	$(0.82)

Diluted net income (loss) per share	$0.05	$(0.46)	$0.10	$(0.82)

The following weighted average outstanding options, common stock subject to repurchase and convertible preferred stock were excluded from the computation of diluted net income (loss) per common share for the periods presented because including them would have had an antidilutive effect:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2007	2006	2007	2006
Options to purchase common stock and common stock subject to repurchase	2,837	8,928	1,910	8,928
Convertible preferred stock (as converted basis)	—	39,442	—	39,442
Convertible stock warrants (as converted basis)	—	133	—	133

3.	CASH, CASH EQUIVALENTS, MARKETABLE SECURITIES AND RESTRICTED CASH

Cash, Cash Equivalents and Marketable Securities

Cash and cash equivalents consist primarily of highly liquid investments in time deposits held at major banks, commercial paper, United States government agency discount notes, money market mutual funds and other money market securities with remaining maturities at date of purchase of 90 days or less. The carrying value of cash and cash equivalents at June 30, 2007 and December 31, 2006 was approximately $151.7 million and $105.3 million, respectively, and the weighted average interest rates were 5.1% and 5.3%, respectively.

Marketable securities, which are classified as available for sale at June 30, 2007, are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. Marketable securities consist of commercial paper and certificates of deposit with original maturities of one year or less. As of June 30, 2007 and December 31, 2006, the amortized cost of marketable securities equals fair value.

Restricted Cash

Pursuant to certain lease agreements and as security for our merchant services agreement with our financial institution, we are required to maintain cash reserves, classified as restricted cash. Current restricted cash totaled $121,000 at June 30, 2007 and December 31, 2006. Long-term restricted cash totaled $3.1 million and $1.5 million at June 30, 2007 and December 31, 2006, respectively. Long term restricted cash is included in other assets in the condensed consolidated balance sheets and consists primarily of $3.0 million held as collateral for letters of credit for the security deposit on the leases of our corporate headquarters and is restricted until the end of the lease terms on August 30, 2010 and July 31, 2014.

4.	INVENTORY

Inventories consist primarily of hardware and related component parts and are stated at the lower of cost (on a first-in, first-out basis) or market. Inventory is comprised of the following:

(in thousands)	June 30, 2007	December 31, 2006
Raw materials	$372	$320
Finished goods	8,032	7,132

Total	$8,404	$7,452

5.	FIXED ASSETS

Fixed assets are stated at the lower of cost or net realizable value. Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets, which is typically two to five years. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or estimated useful life of the asset. Repair and maintenance costs are expensed as incurred.

Fixed assets consisted of the following:

(in thousands)	Estimated Useful Lives	June 30, 2007	December 31, 2006
Computer hardware	3 years	$3,177	$2,315
Computer software	2-5 years	1,829	1,411
Research and development lab equipment	3 years	4,684	3,152
Office equipment, furniture and fixtures	3 years	1,483	965
Leasehold improvements	2-5 years	4,246	2,646

Total fixed assets		15,419	10,489
Accumulated depreciation and amortization		(4,689)	(2,771)

Fixed assets, net		$10,730	$7,718

6.	DEFERRED REVENUE

Deferred revenue consisted of the following:

(in thousands)	June 30, 2007	December 31, 2006
Product	$2,950	$2,895
Support and services	15,131	9,456
Ratable product and related support and services	3,557	4,486

Deferred revenue, current	21,638	16,837

Support and services, non-current	4,693	2,220

(in thousands)	June 30, 2007	December 31, 2006
Ratable product and related support and services, non-current	13	25

Deferred revenue, non-current	4,706	2,245

Total deferred revenue	$26,344	$19,082

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

7.	LEASE COMMITMENTS

We lease our facilities under non-cancelable operating lease agreements. Future minimum commitments for these operating leases in place as of June 30, 2007 with a remaining non-cancelable lease term in excess of one year are as follows:

(in thousands)	June 30, 2007
2007 (the six months ended December 31)	$1,830
2008	4,087
2009	3,705
2010	3,575
2011 and thereafter	14,146

Total	$27,343

The terms of certain lease agreements provide for rental payments on a graduated basis. We recognize rent expense on the straight-line basis over the lease period and have accrued for rent expense incurred but not paid. Rent expense under operating leases was $1.1 million and $2.0 million for the three and six months ended June 30, 2007, respectively, and $500,000 and $886,000 for the three and six months ended June 30, 2006, respectively.

On September 26, 2006, we entered into an Agreement of Sublease, or Sublease, for new corporate headquarters, and on March 21, 2007 entered into another lease agreement to expand our corporate headquarters as well as extend the term of the existing Sublease mentioned above. The terms of the leases are from February 1, 2007 and March 31, 2007, respectively, to July 31, 2014. The aggregate minimum lease commitment for the combined leases is $21.8 million and is included in the table above. Both leases call for additional payments for electricity and a portion of real estate taxes and operating expenses. We have entered into two letters of credit totaling $3.0 million to serve as security deposits for the leases which is included in other assets in the condensed consolidated balance sheet. In addition, one of the leases requires an increase of approximately $500,000 to the letter of credit in 2009.

On July 3, 2007, we entered into a lease agreement for office space in Sunnyvale, California. The term of the lease is for five years and two months commencing on January 1, 2008. Early commencement may take place if we choose to occupy the space earlier at which time the term of the lease will be extended to include the period of time from occupation until January 1, 2008. The aggregate minimum lease commitment is $4.7 million and is not reflected in the table above. The lease also calls for additional payments for utilities and a portion of real estate taxes and operating expenses. On July 2, 2007, we entered into a letter of credit in the amount $500,000 to serve as the security deposit for the lease.

8.	COMMON STOCK

In September 2006, in connection with our IPO, our board of directors approved the 2006 Plan, the Purchase Plan, and the 2006 Director Stock Option Plan. The following number of shares are reserved under these plans as of June 30, 2007:

Shares
2006 Equity Incentive Plan	6,309,014
2006 Employee Stock Purchase Plan	2,161,803
2006 Director Option Plan	750,000

Options issued under our stock option plans are generally for periods not to exceed 10 years and are issued at the fair value of the shares of common stock on the date of grant as determined by the Board of Directors. Following the IPO, the fair value of our common stock is determined by the last sale price of such stock on the Nasdaq Global Market on the date of grant. Options typically vest either 25% of the shares one year after the options’ vesting commencement date and the remainder ratably on a monthly basis over the following three years, or ratably on a monthly basis over four years. Options granted under the 2002 Plan prior to May 31, 2006 have a maximum term of ten years. Beginning May 31, 2006, options granted under the 2002 Plan had a maximum term of seven years. Options granted under the 2006 Plan had a maximum term of seven years. Prior to March 28, 2006, employees in the United States had the right to exercise their options granted under the 2002 Plan prior to vesting. For options granted beginning March 28, 2006, optionees may only exercise vested shares. Any unvested stock issued under the 2002 Plan is subject to repurchase by us. Grants made pursuant to the 2006 Plan generally do not provide for the immediate exercise of options.

The Purchase Plan became effective on September 20, 2006, the effective date of the registration statement relating to our IPO. Under the Purchase Plan, employees may purchase shares of common stock through payroll deductions at a price per share that is 85% of the lesser of the fair market value of our common stock as of the beginning of an applicable offering period or the applicable purchase date, with purchases generally every six months. Employees’ payroll deductions may not exceed 15% of their compensation. Employees may purchase up to 2,000 shares per purchase period provided that the value of the shares purchased in any calendar year may not exceed $25,000, as calculated pursuant to the Purchase Plan.

The following tables summarize information about stock options outstanding:

	Shares Available	Options Outstanding	Weighted Average Exercise Price Per Share
	(in thousands, except per share amounts)
Balance, December 31, 2006	3,333	7,044	$6.18
Additional options authorized	3,559	—
Granted	(3,246)	3,246	$32.46
Exercised	—	(895)	$2.37
Repurchased	—	—
Canceled	156	(156)	$13.11

Balance, June 30, 2007	3,802	9,239	$15.67

The range of exercise prices for options outstanding at June 30, 2007 was $0.05 to $44.55.

Range of Exercise Price	Options Outstanding as of June 30, 2007	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
	(in thousands)	(in years)		(in thousands)
$ 0.05 – $ 0.60	956	7.74	$0.39
$ 0.61 – $ 5.75	1,723	8.45	$3.44
$ 5.76 – $16.72	2,759	6.31	$6.62
$16.73 – $34.12	3,347	6.70	$30.44
$34.13 – $44.55	454	6.88	$40.33

$ 0.05 – $44.55	9,239	7.03	$15.67	$260,221

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the closing price of our common stock at June 30, 2007. During the three and six months ended June 30, 2007, the aggregate intrinsic value of stock option awards exercised was $27.0 million and $28.7 million, respectively, determined at the date of option exercise.

The per share weighted-average fair value and exercise price of options granted in the six months ended June 30, 2007 was $16.80 and $32.46, respectively.

At June 30, 2007 and December 31, 2006, there were 1,679,000 and 2,372,000 shares, respectively, subject to repurchase under all common stock repurchase agreements. The cash received from the sale of these shares is initially recorded as a liability and is subsequently reclassified to common stock as the shares vest. At June 30, 2007 and December 31, 2006, there was $493,000 and $659,000, respectively, recorded in accrued liabilities and other long-term liabilities related to the issuance of these shares.

9.	INCOME TAXES

For the three and six months ended June 30, 2007 we generated operating profits. After applying our available net federal and state operating loss and tax credit carryforwards, our tax provision for the three and six months ended June 30, 2007 consisted of federal, foreign and state provisions for income tax.

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

For the three and six months ended June 30, 2007, our tax provision includes a deferred tax benefit for the projected reduction in the valuation allowance as a result of forecasted taxable income and corresponding utilization of net operating losses and tax credit carryforwards. In determining future taxable income, we make assumptions to forecast federal, state and international operating income, the reversal of temporary differences, and the implementation of any feasible and prudent tax planning strategies. The assumptions require significant judgment regarding the forecasts of future taxable income, and are consistent with our forecasts used to manage our business. We intend to maintain the remaining valuation allowance until sufficient further positive evidence exists to support a reversal of, or decrease, in the valuation allowance.

10.	SEGMENT INFORMATION

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

Revenue by geography is based on the billing address of the customer. The following table sets forth revenue and long-lived assets by geographic area.

Revenue

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2007	2006	2007	2006
Domestic revenue	$32,883	$13,170	$62,462	$22,634
International revenue	21,119	4,873	34,324	9,130

Total revenue	$54,002	$18,043	$96,786	$31,764

Long-lived Assets

(in thousands)	June 30, 2007	December 31, 2006
Domestic long-lived assets	$10,485	$7,509
International long-lived assets	245	209

	$10,730	$7,718

11.	LEGAL MATTERS

From time to time, we may be involved in various legal proceedings arising in the ordinary course of business. There are no matters at June 30, 2007 that, in the opinion of management, might have a material adverse effect on our financial position, results of operations or cash flows.

12.	NEW ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 , which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities under an instrument-by-instrument election. Subsequent measurements for the financial assets and liabilities an entity elects to fair value will be recognized in earnings. SFAS 159 also establishes additional disclosure requirements. SFAS 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted provided that the entity also adopts SFAS 157. We are currently evaluating the impact of the adoption of SFAS 159 on our consolidated financial statements.

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

Overview

We were founded in May 2002 by experienced industry leaders with a vision to improve the performance of wide-area distributed computing. Having significant experience in caching technology, our executive management team understood that existing approaches failed to address adequately all of the root causes of this poor performance. We determined that these performance problems could be best solved by simultaneously addressing inefficiencies in software applications and wide area networks, or WANs, as well as insufficient or unavailable bandwidth. This innovative approach served as the foundation of the development of our products. We began commercial shipments of our products in May 2004 and now offer twelve models of our Steelhead appliances as well as our Central Management Console and Interceptor.

On July 26, 2007 we announced the upcoming release of our new Steelhead® Mobile product, a software client version of our Steelhead appliances, which is intended to deliver LAN-like application performance to any employee, whether on the road, working from home or connected wirelessly in the office. The Steelhead Mobile is scheduled for general availability in September 2007.

We are headquartered in San Francisco, California. Our personnel are located throughout the United States and in numerous countries worldwide. We expect to continue to add personnel in the United States and internationally to provide additional geographic sales, research and development, general and administrative, and technical support coverage.

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

Revenue. We derive our revenue from sales of our products and support and services. Our revenue has grown rapidly since we began shipping products in May 2004, increasing from $2.6 million for the year ended December 31, 2004 to $96.8 million in the six months ended June 30, 2007. Revenue for the three and six months ended June 30, 2007 was $54.0 million and $96.8 million, respectively, compared to $18.0 million and $31.8 million, for the three and six months ended June 30, 2006, respectively. This growth has been driven primarily by an expansion of our customer base, coupled with increased purchases from existing customers. As of December 31, 2004, our products had been sold to 68 customers as compared to more than 2,500 customers as of June 30, 2007.

We sell our products directly through our sales force and indirectly through resellers. We derived 73% of our revenue through indirect channels in the six months ended June 30, 2006 and 90% of our revenue through indirect channels in the six months ended June 30, 2007. We expect revenue from resellers to continue to constitute a substantial majority of our future revenue.

Cost of Revenue. Cost of product revenue consists of the costs of the appliance hardware, manufacturing personnel, manufacturing, shipping and logistics costs and expenses for inventory obsolescence and warranty obligations. We utilize third parties to design and manufacture our Steelhead appliance hardware, embed our proprietary software and perform shipping logistics. Cost of support and service revenue is primarily comprised of the personnel costs of providing technical support and professional services. Cost of ratable product and related support and services consists of hardware, support and service costs related to transactions recognized ratably. As we expand internationally and into other sectors, we may incur additional costs to conform our products to comply with local laws or local product specifications. In addition, as we expand internationally, we will continue to hire additional technical support personnel to support our growing international customer base.

Gross Margin. Our gross margin has been and will continue to be affected by a variety of factors, including the mix and average selling prices of our products, support and services, new product introductions and enhancements, the cost of our appliance hardware, and the mix of distribution channels through which our products are sold.

Operating Expenses. Operating expenses consist of sales and marketing, research and development and general and administrative expenses. Personnel-related costs are the most significant component of each of these expense categories. We grew from 70 employees at December 31, 2004 to 445 employees at June 30, 2007. We expect to continue to hire significant numbers of new employees to support our anticipated growth. The timing of these additional hires has and could materially affect our operating expenses, both in absolute dollars and as a percentage of revenue, in any particular period.

Sales and marketing expenses represent the largest component of our operating expenses and include personnel costs, sales commissions, marketing programs and facilities costs. Marketing programs are intended to generate revenue from new and existing customers, and are expensed as incurred. We expect sales and marketing expenses to increase as we hire additional personnel and spend more on marketing programs with the intent to grow our revenue. The majority of our international personnel are engaged in sales and support activities. The percentage of sales and marketing expenses incurred internationally grew from 11% in 2004 to 26% in the six months ended June 30, 2007.

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

General and administrative expenses consist primarily of personnel costs related to our executive, finance, human resource, information technology and legal organizations, and fees for professional services. Professional services include outside legal, audit and information technology consulting costs.

Stock-Based Compensation Expense. Effective January 1, 2006, we began to measure and recognize compensation expense for all stock-based payments at fair value, in accordance with Statement of Financial Accounting Standard No. 123 (revised 2004), Share-Based Payment, or SFAS 123(R). Prior to the adoption of SFAS 123 (R) we accounted for stock options under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or APB 25. In the fourth quarter of 2006, we implemented the 2006 Employee Stock Purchase Plan, or Purchase Plan. Under the Purchase Plan, employees may purchase shares of common stock at a price per share that is 85% of the lesser of the fair market value of our common stock as of the beginning or the end of a purchase period. The Purchase Plan is compensatory and results in compensation expense to be accounted for under SFAS 123(R). We expect to continue to incur significant stock-based compensation expense.

Other Income (expense), net. Other income (expense), net includes interest income on cash balances and marketable securities. Cash has historically been invested primarily in money market funds. Other income, net also includes losses or gains on conversion of non-U.S. dollar transactions into U.S. dollars. In 2006, other income (expense), net included the impact of recording our outstanding preferred stock warrants at fair value. Subsequent to our IPO, we were no longer required to remeasure our warrants to fair value.

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

The accounting policies that reflect our more significant estimates and judgments and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include revenue recognition, stock-based compensation, inventory valuation and accounting for income taxes.

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

We use the residual method to recognize revenue when a product agreement includes one or more elements to be delivered at a future date and vendor specific objective evidence, or VSOE, of the fair value of all undelivered elements exists. Through June 30, 2007, in virtually all of our contracts, the only element that remained undelivered at the time of delivery of the product was support and updates. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the contract fee is recognized as product revenue. If evidence of the fair value of one or more undelivered elements does not exist, all revenue is generally deferred and recognized when delivery of those elements occurs or when fair value can be established. When the undelivered element is support, revenue for the entire arrangement is bundled and recognized ratably over the support period. Revenue related to these arrangements is included in ratable product and related support and services revenue in the accompanying consolidated statements of operations. VSOE of fair value for elements of an arrangement is based upon the normal pricing and discounting practices for those services when sold separately, and for product support and updates, is additionally measured by the renewal rate offered to the customer. Prior to the third quarter of 2005, we had not established VSOE for the fair value of support contracts provided to our reseller class of customers. As such, prior to the third quarter of 2005, we recognized all revenue on transactions sold through resellers ratably over the term of the support contract, typically one year. Beginning in the third quarter of 2005, we determined that we had established VSOE of fair value of support for products sold to resellers, and began recognizing product revenue upon title transfer at shipment, provided the remaining criteria for revenue recognition had been met.

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

In accordance with APB 25, stock-based compensation expense, which is a non-cash charge, resulted from stock option grants at exercise prices that, for financial reporting purposes, were deemed to be below the estimated fair value of the underlying common stock on the date of grant. We recorded deferred stock-based compensation relative to options accounted for under APB 25 of $9.3 million and $567,000 in the years ended December 31, 2005 and 2004, respectively, which is being amortized over the service period, which generally corresponds to the vesting period of the applicable options on a straight-line basis. During the three and six months ended June 30, 2007, we amortized $573,000 and $1.1 million, respectively, of deferred compensation expense, net of reversals, related to these options, and in the three and six months ended June 30, 2006, we amortized $748,000 and $1.4 million, respectively.

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123(R), Share-Based Payment, using the prospective transition method, which requires us to apply the provisions of SFAS 123(R) to new awards granted, and to awards modified, repurchased or cancelled, after the effective date. Under this transition method, stock-based compensation expense recognized beginning January 1, 2006 is based on a combination of the following: (a) the grant-date fair value of stock option awards and employee stock purchase plan shares granted or modified after January 1, 2006; and (b) the amortization of deferred stock-based compensation related to stock option awards granted prior to January 1, 2006, which was calculated using the intrinsic value method as previously permitted under APB 25.

Under SFAS 123(R), we estimated the fair value of stock options granted using a Black-Scholes option-pricing formula and a single option award approach. This model utilizes the estimated fair value of common stock and requires that, at the date of grant, we use the expected term of the option, the expected volatility of the price of our common stock, risk free interest rates and expected dividend yield of our common stock. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Options typically vest either 25% of the shares one year after the options’ vesting commencement date and the remainder ratably on a monthly basis over the following three years, or ratably on a monthly basis over four years. On September 20, 2006, we implemented our Purchase Plan. Shares granted under the Purchase Plan typically vest over two years, and include two purchase dates per year.

The fair value of options granted and Purchase Plan shares were estimated at the date of grant using the following assumptions:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Employee and Director Stock Options
Expected life in years	4.5	4.5-6.1	4.5	4.5-6.1
Risk-free interest rate	4.9%	5.0%-5.1%	4.5%-4.9%	4.7%-5.1%
Volatility	57%	65%-81%	57%-62%	65%-81%
Weighted average fair value of grants	$14.03-$22.78	$3.67-$4.92	$14.03-$22.78	$3.67-$4.92

	Three months ended June 30, 2007 (1)	Six months ended June 30, 2007 (1)
Purchase Plan
Expected life in years	0.5-2.0	0.5-2.0
Risk-free interest rate	4.9%-5.0%	4.9%-5.0%
Volatility	38%-46%	38%-46%
Weighted average fair value of grants	$30.99-$36.42	$30.99 -$36.42

(1)	There were no Purchase Plan shares in the six months ended June 30, 2006.

The expected term represents the period that stock-based awards are expected to be outstanding, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of our stock-based awards. For the three and six months ended June 30, 2007, we have elected to use the simplified method of determining the expected term as permitted by SEC Staff Accounting Bulletin 107. The computation of expected volatility for the three and six months ended June 30, 2007, is based on the historical volatility of comparable companies from a representative peer group selected based on industry and market capitalization data. As required by SFAS 123(R), management estimates expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest.

As of June 30, 2007, the total compensation cost related to stock-based awards granted under SFAS 123(R) to employees and directors but not yet recognized was approximately $70.2 million, net of estimated forfeitures of $3.4 million. This cost will be amortized on a straight-line basis over the vesting period, which is typically 4 years. Amortization in the three and six months ended June 30, 2007 was $4.0 million and $6.2 million, respectively, and was $708,000 and $995,000 in the three and six months ended June 30, 2006, respectively. There was no amortization in the six months ended June 30, 2006 as the plan was not yet implemented.

As of June 30, 2007, there was $15.7 million left to be amortized under our Purchase Plan, which will be amortized over the remaining vesting period, which is between 14 to 22 months. Amortization in the three and six months ended June 30, 2007 was $2.9 million and $5.5 million, respectively.

Inventory Valuation

Inventory consists of hardware and related component parts and are stated at the lower of cost (on a first-in, first-out basis) or market. A large portion of our inventory relates to evaluation units located at customer locations as some of our customers test our equipment prior to purchasing. Inventory that is obsolete or in excess of our forecasted consumption is written down to estimated realizable value based on historical usage, expected demand and evaluation unit conversion rate and age. Inherent in our estimates of market value in determining inventory valuation are estimates related to economic trends, future demand for our products and technological obsolescence of our products. If future demand or market conditions are less favorable than our projections, additional inventory write-downs could be required and would be reflected in cost of product in the period the revision is made. Inventory write-downs are reflected as cost of product and amounted to approximately $536,000 and $800,000 for the three and six months ended June 30, 2007, respectively, and $400,000 and $604,000 for the three and six months ended June 30, 2006, respectively.

Accounting for Income Taxes

We use the asset and liability method of accounting for income taxes in accordance with SFAS 109, Accounting for Income Taxes. Under this method, income tax expenses or benefits are recognized for the amount of taxes payable or refundable for the current year and for deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. The measurement of current and deferred tax assets and liabilities are based on provisions of currently enacted tax laws. The effects of future changes in tax laws or rates are not contemplated.

As part of the process of preparing consolidated financial statements, we are required to estimate our income taxes and tax contingencies in each of the tax jurisdictions in which we operate prior to the completion and filing of tax returns for such periods. This process involves estimating actual current tax expense together with assessing temporary differences in the treatment of items for tax purposes versus financial accounting purposes that may create net deferred tax assets and liabilities.

We record a valuation allowance to reduce our deferred tax assets to the amount we believe is more likely than not to be realized. In assessing the need for a valuation allowance, we have considered our historical levels of income, expectations of future taxable income and on-going tax planning strategies. Because of the uncertainty of the realization of the deferred tax assets, we have recorded a full valuation allowance against our deferred tax assets. Realization of our deferred tax assets is dependent primarily upon future U.S. taxable income. Based on our forecast of earnings and our continual assessment regarding the realizability of our deferred tax assets, we may release some portion or all our of valuation allowance in future periods. Such release could have a significant impact on our effective tax rate.

We adopted the provisions of FIN 48 on January 1, 2007. The application of this Interpretation requires a two-step process that separates recognition from measurement. We recorded no increases or decreases to the tax reserves for uncertain tax positions upon implementing FIN 48 and this assessment has not changed as of June 30, 2007. We have elected to record interest and penalties recognized in accordance with FIN 48 in the financial statements as income taxes. Any subsequent change in classification of FIN 48 interest and penalties will be treated as a change in accounting principle subject to the requirements of SFAS 154, Accounting Changes and Error Corrections.

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

Service revenue includes installation and training, which to date has not been significant, and is recognized as the services are performed. Ratable product and related support and services revenue includes revenue from arrangements in which product and support are bundled and no VSOE of fair value for support pricing in the arrangements exists. The total revenue from these arrangements is recognized ratably over the support period, typically one year.

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2007	2006	2007	2006
Total Revenue
Total Revenue by Type:
Product	$43,392	$14,030	$77,029	$24,865
Support and services	8,475	2,267	15,312	3,790
Ratable product and related support and services	2,135	1,746	4,445	3,109
% Revenue by Type:
Product	80%	78%	80%	78%
Support and services	16%	13%	16%	12%
Ratable product and related support and services	4%	9%	4%	10%
Total Revenue by Geography:
Domestic	32,883	13,170	62,462	22,634
International	21,119	4,873	34,324	9,130
% Revenue by Geography:
Domestic	61%	73%	65%	71%
International	39%	27%	35%	29%
Total Revenue by Sales Channel:
Direct	5,256	5,103	9,279	8,523
Indirect	48,746	12,940	87,507	23,241
% Revenue by Sales Channel:
Direct	10%	28%	10%	27%
Indirect	90%	72%	90%	73%

Quarter Ended June 30, 2007 Compared to the Quarter Ended June 30, 2006: Product revenue increased in the three months ended June 30, 2007 as compared to the three months ended June 30, 2006 due primarily to an increase in new customers and additional purchases by existing customers. As of June 30, 2007, our products had been sold to over 2,500 customers, compared to over 900 customers as of June 30, 2006. During the three months ended June 30, 2007 we recognized $2.0 million of previously deferred product revenue upon the termination of a Reseller agreement. We believe the market for our products has grown due to increasingly distributed organizations, which increases dependence on timely access to data and applications.

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

In the three months ended June 30, 2007, we derived 90% of our revenue from indirect channels compared to 72% in the three months ended June 30, 2006. This increase in indirect channel revenue is due to our increased focus on expanding our indirect channel sales. We expect indirect channel revenue to continue to be a significant portion of our revenue.

We generated 39% of our revenue in the three months ended June 30, 2007 compared to 27% in the three months ended June 30, 2006 from international locations. We continue to expand into international locations and introduce our products in new markets and expect international revenue to increase in absolute dollars.

Six Months Ended June 30, 2007 Compared to the Six Months Ended June 30, 2006: Product revenue increased in the six months ended June 30, 2007 due primarily to an increase in new customers and additional purchases by existing customers.

Support and services revenue increased in the six months ended June 30, 2007 in line with the significant increase in product revenue and the renewal of support contracts for existing customers.

In the six months ended June 30, 2007 we generated 90% of our revenue from indirect channels compared to 73% in the six months ended June 30, 2006.

We generated 35% of our revenue in the six months ended June 30, 2007 from international locations compared to 29% in the six months ended June 30, 2006.

Cost of Revenue and Gross Margin

Cost of product revenue consists of the costs of appliance hardware, manufacturing, shipping and logistics costs and expenses for inventory obsolescence and warranty obligations. Cost of support and service revenue consists of salary and related costs of technical support personnel. Cost of ratable product and related support and services consists of hardware, support and service costs related to transactions recognized ratably.

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2007	2006	2007	2006
Revenue:
Product	$43,392	$14,030	$77,029	$24,865
Support and services	8,475	2,267	15,312	3,790
Ratable product and related support and services	2,135	1,746	4,445	3,109

Total revenue	54,002	18,043	96,786	31,764
Cost of revenue:
Cost of product	12,348	4,776	22,009	8,364
Cost of support and services	3,413	855	5,703	1,547
Cost of ratable product and related support and services	597	557	1,200	1,056

Total cost of revenue	16,358	6,188	28,912	10,967

Gross profit	$37,644	$11,855	$67,874	$20,797

Gross margin for product	72%	66%	71%	66%
Gross margin for support and services	60%	62%	63%	59%
Gross margin for ratable product and related support and services	72%	68%	73%	66%
Total gross margin	70%	66%	70%	65%

Quarter Ended June 30, 2007 Compared to the Quarter Ended June 30, 2006: The increase in cost of product revenue was due primarily to increased hardware costs associated with increased shipments of our products to customers. Cost of support and services revenue increased as we added more technical support headcount domestically and abroad to support our growing customer base. Technical support and services headcount was 53 employees as of June 30, 2007 compared to 22 employees as of June 30, 2006.

Gross margins increased to 70% in the three months ended June 30, 2007 from 66% in the three months ended June 30, 2006 primarily due to higher margins on product revenue as a result of lower unit product costs that were partially offset by lower gross margins on support and services as a result of investing in technical support headcount in order to provide support to our growing customer base.

Six Months Ended June 30, 2007 Compared to the Six Months Ended June 30, 2006: The increase in the cost of product revenue was due primarily due to increased hardware costs associated with increased shipments of products to our customers. The increase in cost of support and services revenue was due to increased personnel related costs as a result of increased headcount.

Gross margins increased to 70% in the six months ended June 30, 2007 from 65% in the six months ended June 30, 2006 primarily due to higher margins on product revenue primarily as a result of lower unit product costs.

Sales and Marketing Expenses

Sales and marketing expenses primarily include personnel costs, sales commissions, marketing programs and facilities costs.

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2007	2006	2007	2006
Sales and marketing expenses	$20,804	$11,560	$37,896	$19,588
Percent of total revenue	39%	64%	39%	62%

Quarter Ended June 30, 2007 Compared to the Quarter Ended June 30, 2006: The increase in sales and marketing expenses was primarily due to an increase in the number of sales and marketing employees, as sales and marketing headcount grew to 204 employees as of June 30, 2007 from 127 employees as of June 30, 2006. The increase in employees resulted in higher salary expense, employee related benefits and fees for recruitment of new employees. Additionally, commission expense increased in the three months ended June 30, 2007 as compared to the three months ended June 30, 2006 due to the substantial increase in revenue. Salaries, bonuses and commissions accounted for $2.7 million, marketing related activities accounted for $1.1 million, facilities and information technology expenses attributable to sales and marketing accounted for $1.0 million, and travel and entertainment expenses accounted for $434,000 of the $9.2 million increase in sales and marketing expenses. Stock-based compensation, which was $3.5 million in the three months ended June 30, 2007 compared to $668,000 in the three months ended June 30, 2006, accounted for approximately $2.9 million of the increase in sales and marketing expenses.

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

Six Months Ended June 30, 2007 Compared to the Six Months Ended June 30, 2006: The increase in sales and marketing expenses was primarily due to an increase in the number of sales and marketing employees. The increase in employees resulted in higher salary expense, employee related benefits and fees for recruitment of new employees. Additionally, commission expense increased in the six months ended June 30, 2007 as compared to the six months ended June 30, 2006 due to the substantial increase in revenue. Salaries, bonuses and commissions accounted for $6.3 million, marketing related activities accounted for $1.9 million, facilities and information technology expenses attributable to sales and marketing accounted for $1.8 million, and travel and entertainment expenses accounted for $1.2 million of the $18.3 million increase in sales and marketing expenses. Stock-based compensation, which was $6.3 million in the six months ended June 30, 2007 compared to $1.1 million in the six months ended June 30, 2006, accounted for approximately $5.2 million of the increase in sales and marketing expenses.

Research and Development Expenses

Research and development expenses primarily consist of personnel costs and facilities costs. We expense research and development expenses as incurred.

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2007	2006	2007	2006
Research and development expenses	$9,036	$4,317	$16,494	$7,782
Percent of total revenue	17%	24%	17%	24%

Quarter Ended June 30, 2007 Compared to the Quarter Ended June 30, 2006: Research and development expenses increased in the three months ended June 30, 2007 compared to the three months ended June 30, 2006 due to an increase in personnel and facility-related costs as a result of research and development headcount increasing to 136 employees as of June 30, 2007 from 97 employees as of June 30, 2006. Salaries and bonuses accounted for $1.1 million and facilities and related costs accounted for $721,000 of the $4.7 million increase in research and development expenses. Stock-based compensation, which was $2.0 million in the three months ended June 30, 2007 compared to $409,000 in the three months ended June 30, 2006, accounted for $1.6 million of the increase in research and development expenses. We plan to continue to invest in research and development as we develop new products and make further enhancements to existing models.

Six Months Ended June 30, 2007 Compared to the Six Months Ended June 30, 2006: Research and development expenses increased in the six months ended June 30, 2007 compared to the six months ended June 30, 2006 due to an increase in personnel and facility-related costs. Salaries and bonuses accounted for $2.2 million and facilities and related costs accounted for $1.4 million of the $8.7 million increase in research and development expenses. Stock-based compensation, which was $3.4 million in the six months ended June 30, 2007 compared to $628,000 in the six months ended June 30, 2006, accounted for $2.8 million of the increase in research and development expenses.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation for personnel and facilities costs related to our executive, finance, human resources, information technology and legal organizations, and fees for professional services. Professional services include legal, audit and information technology consulting costs.

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2007	2006	2007	2006
General and administrative expenses	$5,600	$2,071	$9,637	$3,667
Percent of total revenue	10%	11%	10%	12%

Quarter Ended June 30, 2007 Compared to the Quarter Ended June 30, 2006: The increase in general and administrative expenses for the three months ended June 30, 2007 compared to the three months ended June 30, 2006 is due to an increase in personnel costs, primarily as a result of headcount increasing to 49 employees as of June 30, 2007 from 25 employees as of June 30, 2006, and an increase in professional services fees. Salaries and bonuses accounted for $806,000 and professional service fees accounted for approximately $1.2 million of the $3.5 million increase in general and administrative expenses. Stock-based compensation, which was $1.3 million in the three months ended June 30, 2007 compared to $311,000 in the three months ended June 30, 2006, accounted for approximately $940,000 of the increase in general and administrative expenses.

Six Months Ended June 30, 2007 Compared to the Six Months Ended June 30, 2006: The increase in general and administrative expenses for the six months ended June 30, 2007 compared to the six months ended June 30, 2006 is due to an increase in personnel costs and an increase in professional services fees. Salaries and bonuses accounted for $1.5 million and professional service fees accounted for approximately $1.8 million of the $6.0 million increase in general and administrative expenses. Stock-based compensation, which was $2.1 million in the six months ended June 30, 2007 compared to $486,000 in the six months ended June 30, 2006, accounted for approximately $1.6 million of the increase in general and administrative expenses.

Other Income (Expense), Net

Other income (expense), net consists primarily of interest income, interest expense, and foreign currency exchange gains (losses).

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2007	2006	2007	2006
Interest income	$2,658	$241	$4,427	$426
Interest expense	—	(70)	—	(145)
Other	(103)	(88)	(153)	(300)

Total other income (expense), net	$2,555	$83	$4,274	$(19)

Quarter Ended June 30, 2007 Compared to the Quarter Ended June 30, 2006: Other income (expense), net, increased in the three months ended June 30, 2007 primarily due to interest income on higher cash balances. In September 2006, we received net IPO proceeds of $87.5 million and in February 2007, we received net follow-on public offering proceeds of $87.7 million. We did not have interest expense in the second quarter of 2007, as we paid off the balance of our credit facility on October 2, 2006.

Six Months Ended June 30, 2007 Compared to the Six Months Ended June 30, 2006: Other income (expense), net, increased in the six months ended June 30, 2007 primarily due to interest income on higher cash balances. We did not have interest expense in the first two quarters of 2007, as we paid off the balance of our credit facility on October 2, 2006. Other expense decreased due to recording our preferred stock warrants to fair value in 2006 and no such adjustment was required in 2007. In the six months ended June 30, 2006 we recorded $215,000 of warrant expense. Subsequent to our IPO, we were no longer required to record the warrants to fair value.

Provision for Income Taxes

Prior to the first quarter of 2007, we had incurred operating losses and, accordingly, had not recorded a provision for income taxes for any of the periods presented other than foreign provisions for income tax. For the three and six months ended June 30, 2007, we generated operating profits. After applying our available net operating loss and tax credit carryforwards and considering our remaining valuation allowance, our tax provision accrued for the three and six months ended June 30, 2007 consists of federal, foreign and state provisions for income tax.

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

For the three and six months ended June 30, 2007, our tax provision includes a deferred tax benefit for the projected reduction in the valuation allowance as a result of forecasted taxable income and corresponding utilization of net operation losses and tax credit carryforwards. In determining future taxable income, we make assumptions to forecast federal, state and international operating income, the reversal of temporary differences, and the implementation of any feasible and prudent tax planning strategies. The assumptions require significant judgment regarding the forecasts of future taxable income, and are consistent with our forecasts used to manage our business. We intend to maintain the remaining valuation allowance until sufficient further positive evidence exists to support a reversal of, or decrease, in the valuation allowance.

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

We expect our effective tax rate for 2007 to fluctuate significantly on a quarterly basis and could be affected by such items as disqualifying dispositions of stock from the Purchase Plan and incentive stock options, by changes in the valuation of our deferred tax assets or liabilities, changes in actual results versus our estimates, or by changes in tax laws, regulations, accounting principles, or interpretations thereof. In addition, we are subject to potential income tax audits on open tax years by any taxing jurisdiction for which we operate in. The taxing authorities of the most significant jurisdictions are the United States Internal Revenue Service and California Franchise Tax Board. Since all filed federal and California franchise tax returns have shown operating losses, we do not anticipate any material adjustments to the provisions relating to these returns. Currently, in accordance to the general rules of the respective tax jurisdictions, the tax years open for potential examination are 2003-2005 for federal and 2002-2005 for California.

Liquidity and Capital Resources

(in thousands)	As of June 30, 2007	As of December 31, 2006
Working capital	$211,745	$101,319
Cash and cash equivalents	151,687	105,330
Marketable securities	66,018	3,999

	Six months ended June 30,
(in thousands)	2007	2006
Cash provided by (used in) operating activities	$20,609	$(7,469)
Cash used in investing activities	(67,166)	(2,153)
Cash provided by financing activities	92,896	19,446

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

Pursuant to certain lease agreements and as security for our merchant services agreement with our financial institution, we are required to maintain cash reserves, classified as restricted cash. Current restricted cash totaled $121,000 at June 30, 2007 and December 31, 2006, and long-term restricted cash totaled $3.1 million and $1.5 million at June 30, 2007 and December 31, 2006, respectively. Long-term restricted cash is included in other assets in the condensed consolidated balance sheets and consists primarily of $3.0 million held as collateral for letters of credit for the security deposit on the leases of our corporate headquarters and is restricted until the end of the lease terms on August 30, 2010 and July 31, 2014.

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

Cash Flows from Operating Activities

Our largest source of operating cash flows is cash collections from our customers. Our primary uses of cash from operating activities are for personnel related expenditures, product costs, outside services, rent payments and capital investments in technology costs. Our cash flows from operating activities will continue to be affected principally by the extent to which we grow our revenue and spend on hiring personnel in order to grow our business. The timing of hiring sales personnel in particular affects cash flows as there is a lag between the hiring of sales personnel and the generation of revenue and cash flows from sales personnel.

Cash provided by operating activities was $20.6 million in the six months ended June 30, 2007 compared to cash used in operations of $7.5 million in the six months ended June 30, 2006 primarily due to increased profitability. In the first six months of 2006, we experienced negative cash flows from operations as we continued to expand our business and build our infrastructure domestically and internationally.

Cash Flows from Investing Activities

Cash flows used in investing activities primarily relate to investments in marketable securities and capital expenditures to support our growth.

Cash used in investing activities increased in the six months ended June 30, 2007 compared to the six months ended June 30, 2006 due to purchases of marketable securities. Additionally, capital expenditures increased in the first six months of 2007 compared to 2006 primarily resulting from leasehold improvement additions associated with our new corporate headquarters. Restricted cash outlays increased in the first six months of 2007 due to the cash collateralized $1.6 million letter of credit required for the new corporate headquarters.

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

On June 7, 2004, we entered into a loan and security agreement with a financial institution for a $2.5 million credit facility, and we borrowed $1.4 million and $1.1 million in 2004 and 2005, respectively. We made principal payments of $625,000 in the first six months of 2006 and repaid the remaining balance on our loan on October 2, 2006.

We believe that our net proceeds from operations, together with our cash balance at June 30, 2007, will be sufficient to fund our projected operating requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of expansion into new territories, the timing of introductions of new products and enhancements to existing products, and the continuing market acceptance of our products. We may enter into arrangements for potential investments in, or acquisitions of, complementary businesses, services or technologies, which also could require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Contractual Obligations

The following is a summary of our contractual obligations as of June 30, 2007:

	Total	Remaining six months of 2007	2008	2009	2010	2011 and beyond
	(in thousands)
Contractual Obligations
Operating leases	$27,343	$1,830	$4,087	$3,705	$3,575	$14,146
Purchase obligations (1)	115	40	50	23	2	—

Total contractual obligations	$27,458	$1,870	$4,137	$3,728	$3,577	$14,146

(1)	Represents amounts associated with agreements that are enforceable, legally binding and specify terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of payment. Obligations under contracts that we can cancel without a significant penalty are not included in the table above.
(2)	On July 3, 2007, we entered into a lease agreement for office space in Sunnyvale, California. The term of the lease is for five years and two months commencing on January 1, 2008. Early commencement may take place if we choose to occupy the space earlier at which time the term of the lease will be extended to include the period of time from occupation until January 1, 2008. The aggregate minimum lease commitment is $4.7 million and is not reflected in the table above. The lease also calls for additional payments for utilities and a portion of real estate taxes and operating expenses.

Off-Balance Sheet Arrangements

At June 30, 2007 and December 31, 2006, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes, nor did we have any undisclosed material transactions or commitments involving related persons or entities.

Other

At June 30, 2007 and December 31, 2006, we did not have commercial commitments under lines of credit, standby repurchase obligations or other such debt arrangements.

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

Interest Rate Sensitivity

We had unrestricted cash and cash equivalents totaling $151.7 million and $105.3 million at June 30, 2007 and December 31, 2006, respectively. These amounts were invested primarily in money market funds. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income. If overall interest rates had fallen by 10% in 2007, our interest income would have declined approximately $369,000, assuming consistent investment levels.

Item 4.	Controls and Procedures

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2007, the end of the period covered by this report on Form 10-Q. This evaluation (the controls evaluation) was done under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO).

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

Based upon the controls evaluation, our CEO and CFO have concluded that as of June 30, 2007, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC and to ensure that material information relating to the Company and our consolidated subsidiaries is made known to management, including the CEO and CFO.

In the first quarter of 2007, we implemented a new enterprise resource planning software system. This change did not materially affect our internal control over financial reporting in the first or second quarters of 2007. There were no changes in our internal control over financial reporting that occurred during the second quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Internal control over financial reporting means a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Our operating results may fluctuate due to a variety of factors, many of which are outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful. You should not rely on our past results as an indication of our future performance. In addition, a significant portion of our quarterly sales typically occurs during the last month of the quarter, which we believe reflects customer buying patterns of products similar to ours and other products in the technology industry generally. As a result, our quarterly operating results are difficult to predict even in the near term. If our revenue or operating results fall below the expectations of investors or securities analysts or below any guidance we may provide to the market, the price of our common stock would likely decline substantially. We are rapidly expanding the number of personnel, programs and infrastructure to accommodate and facilitate anticipated future growth. If revenues are less than anticipated, then our financial results would be adversely affected.

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

•

the timing of recognizing revenue in any given quarter as a result of software revenue recognition rules, including the extent to which sales transactions in a given period are unrecognizable until a future period or, conversely, the satisfaction of revenue recognition rules in a given period resulting in the recognition of revenue from transactions initiated in prior periods;

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

We have a history of losses and we may not maintain profitability in the future.

We achieved profitability for the first time in the three months ended March 31, 2007. We experienced a net loss of $15.8 million for the year ended December 31, 2006. As of June 30, 2007, our accumulated deficit was $40.1 million. We may incur significant losses in the future for a number of reasons, including those discussed in other risk factors and factors that we cannot foresee. We expect to make significant expenditures related to the development of our business, including expenditures to hire additional personnel relating to sales and marketing and technology development. In addition, as a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. We would have to generate and sustain significantly increased revenue to maintain profitability. Our revenue growth trends in prior periods are not likely to be sustainable, and we may not achieve sufficient revenue to maintain profitability.

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

Competitive products may in the future have better performance, lower prices and broader acceptance than our products. Many of our current or potential competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, sales, marketing and other resources than we do. Potential customers may prefer to purchase from their existing suppliers rather than a new supplier regardless of product performance or features. Currently, we face competition from a number of established companies, including Cisco Systems (which acquired Actona Technologies), Juniper Networks (which acquired Peribit Networks), F5 Networks (which acquired Swan Labs), Packeteer (which acquired Tacit Networks), Citrix Systems (which acquired Orbital Data) and Blue Coat Systems. We also face competition from a large number of smaller private companies and new market entrants.

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

Our future success is highly dependent upon establishing and maintaining successful relationships with a variety of indirect distribution partners. A substantial majority of our revenue is derived through indirect channel sales and we expect indirect channel sales to continue to account for a substantial majority of our total revenue. Accordingly, our revenue depends in large part on the effective performance of these channel partners. By relying on indirect channels, we may have little or no contact with the ultimate users of our products, thereby making it more difficult for us to establish brand awareness, ensure sell-through of our products necessary for us to recognize revenue, ensure proper delivery and installation of our products, service ongoing customer requirements and respond to evolving customer needs.

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

Other providers of network infrastructure products are offering or announcing functionality aimed at addressing the problems addressed by our products. For example, Cisco Systems incorporates WAN optimization functionality into certain of its router blades. The inclusion of, or the announcement of intent to include, functionality perceived to be similar to that offered by our products in products that are already generally accepted as necessary components of network architecture or in products that are sold by more established vendors may have an adverse effect on our ability to market and sell our products. Furthermore, even if the functionality offered by other network infrastructure providers is more limited than our products, a significant number of customers may elect to accept such limited functionality in lieu of adding additional appliances from an additional vendor. Many organizations have invested substantial personnel and financial resources to design and operate their networks and have established deep relationships with other providers of network infrastructure products, which may make them reluctant to add new components to their networks, particularly from new vendors. In addition, an organization’s existing vendors or new vendors with a broad product offering may be able to offer concessions that we are not able to match because we currently offer only a single line of products and have fewer resources than many of our competitors. If organizations are reluctant to add additional network infrastructure from new vendors or otherwise decide to work with their existing vendors, our business, operating results and financial condition will be adversely affected.

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

Developing our products is expensive, and the investment in product development may involve a long payback cycle. In the three and six months ended June 30, 2007, our research and development expenses were $9.0 million and $16.5 million, respectively, or approximately 17% of our total revenue in these periods. Our future plans include significant investments in research and development and related product opportunities. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. These investments may take several years to generate positive returns, if ever.

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

We may not be able to anticipate future market needs or be able to develop new products or product enhancements to meet such needs, either on a timely basis or at all. For example, our failure to address additional application-specific protocols, particularly if our competitors are able to provide such functionality, could adversely affect our business. In addition, any new products or product enhancements that we introduce, including our recently announced Steelhead Mobile software client, may not achieve any significant degree of market acceptance or be accepted into our sales channel by our channel partners, which would adversely affect our business, operating results and financial condition.

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

Our products must interoperate with our customers’ existing networks, which often have different specifications, utilize multiple protocol standards and products from multiple vendors, and contain multiple generations of products that have been added over time. If we find errors in the existing software or defects in the hardware used in our customers’ networks or problematic network configurations or settings, as we have in the past, we may have to modify our software or hardware so that our products will interoperate with our customers’ networks. This could cause longer installation times for our products and could cause order cancellations, either of which would adversely affect our business, operating results and financial condition. In addition, government and other customers may require our products to comply with certain security or other certifications and standards. If our products are late in achieving or fail to achieve compliance with these certifications and standards, we may be disqualified from selling our products to such customers, which would adversely affect our business, operating results and financial condition

Our products are highly technical and may contain undetected software or hardware errors, which could cause harm to our reputation and adversely affect our business.

Our products, including software product upgrades and releases, are highly technical and complex and, when deployed, are critical to the operation of many networks. Our products have contained and may contain undetected errors, defects or security vulnerabilities. Some errors in our products may only be discovered after a product has been installed and used by customers. Any errors, defects or security vulnerabilities discovered in our products after commercial release could result in loss of revenue or delay in revenue recognition, loss of customers and increased service and warranty cost, any of which could adversely affect our business, operating results and financial condition. Any such errors, defects or security vulnerabilities could also adversely affect the market’s perception of our products and business, and could result in a decline in the trading price of our common stock. In addition, we could face claims for product liability, tort or breach of warranty, including claims relating to changes to our products made by our channel partners. Our contracts with customers contain provisions relating to warranty disclaimers and liability limitations, which may not be upheld. Defending a lawsuit, regardless of its merit, is costly and may divert management’s attention and adversely affect the market’s perception of us and our products. In addition, if our business liability insurance coverage proves inadequate or future coverage is unavailable on acceptable terms or at all, our business, operating results and financial condition could be adversely impacted.

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

In 2005, we derived approximately 18% of our revenue from customers outside the United States. This number increased to approximately 27% in 2006 and 35% in the six months ended June 30, 2007. We have sales and technical support personnel in numerous countries worldwide. We expect to continue to add personnel in additional countries. Our international operations subject us to a variety of risks, including:

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

We also incorporate certain third-party technologies, including software programs, into our products and may need to utilize additional third-party technologies in the future. However, licenses to relevant third-party technology may not continue to be available to us on commercially reasonable terms, or at all. Therefore, we could face delays in product releases until equivalent technology can be identified, licensed or developed, and integrated into our current products. These delays, if they occur, could materially adversely affect our business, operating results and financial condition. We currently use third-party software programs in our Steelhead appliances, our Interceptor appliances, our Central Management Console appliances and our recently announced Steelhead Mobile software client. For example, in our Steelhead appliances, we use third-party software to configure a storage adapter for specific redundant disk setups as well as to initialize and diagnose hardware on certain models, and in our Central Management Console appliances we use third-party software to help manage statistics and reporting. Each of these software programs is currently available from only one vendor. As a result, any disruption in our access to these software programs could result in significant delays in our product releases and could require substantial effort to locate or develop a replacement program. If we decide in the future to incorporate into our appliances any other software program licensed from a third party, and the use of such software program is necessary for the proper operation of our appliances, then our loss of any such license would similarly adversely affect our ability to release our products in a timely fashion.

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

The trading prices of the securities of technology companies have been highly volatile. Further, our common stock has a limited trading history. Since our initial public offering in September 2006 through July 25, 2007, our stock price has fluctuated from a low of $13.60 to a high of $49.44. Factors that could affect the trading price of our common stock could include:

•	variations in our operating results;

•	announcements of technological innovations, new services or service enhancements, strategic alliances or significant agreements by us or by our competitors;

•	the gain or loss of significant customers;

•	recruitment or departure of key personnel;

•	changes in the estimates of our operating results or changes in recommendations by any securities analysts who follow our common stock;

•	significant sales, or announcement of significant sales, of our common stock by us or our stockholders, including our directors and executive officers;

•	announcements by us regarding events or news adverse to our business;

•	market conditions in our industry, the industries of our customers and the economy as a whole; and

•	adoption or modification of regulations, policies, procedures or programs applicable to our business.

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

As of June 30, 2007, our directors and executive officers and their affiliates beneficially owned, in the aggregate, approximately 33.8% of our outstanding common stock. As a result, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit your ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

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

As a result of the IPO, we raised a total of $87.5 million in net proceeds after deducting underwriting discounts and commissions of $6.8 million and offering expenses of $3.1 million. On October 2, 2006 we used $1.5 million of our proceeds to pay off our credit facility.

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

As a result of the follow on public offering, we raised a total of $87.7 million in net proceeds after deducting underwriting discounts and commissions of $4.2 million and other offering costs of $0.9 million. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates. We did not receive any proceeds from the sale of shares in the follow on public offering by the selling stockholders.

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

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	INDEX TO EXHIBITS

Exhibit No.	Description
3.2	Restated Certificate of Incorporation. (1)

3.4	Amended and Restated Bylaws. (1)

4.2	Form of Common Stock Certificate. (1)

10.42	Form of 2006 Equity Incentive Plan Notice of Stock Option Grant and Stock Option Agreement (Officers)

10.43	Riverbed Technology, Inc. Management Bonus Plan

10.44	Lease Agreement between W2005 RPS Realty, L.L.C. and Riverbed Technology, Inc. dated June 28, 2007

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Dated: July 27, 2007

RIVERBED TECHNOLOGY, INC.

By:	/s/ Jerry M. Kennelly
Jerry M. Kennelly
President and Chief Executive Officer

Dated: July 27, 2007

RIVERBED TECHNOLOGY, INC.

By:	/s/ Randy S. Gottfried
Randy S. Gottfried
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
3.2	Restated Certificate of Incorporation. (1)

3.4	Amended and Restated Bylaws. (1)

4.2	Form of Common Stock Certificate. (1)

10.42	Form of 2006 Equity Incentive Plan Notice of Stock Option Grant and Stock Option Agreement (Officers)

10.43	Riverbed Technology, Inc. Management Bonus Plan

10.44	Lease Agreement between W2005 RPS Realty, L.L.C. and Riverbed Technology, Inc. dated June 28, 2007

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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