Form 10-Q
period 2007-09-30
Riverbed Technology, Inc.
filed 2007-10-25
CIK 1357326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

The number of shares of the registrant’s common stock, par value $0.0001, outstanding as of October 23, 2007 was: 70,706,908.

Riverbed Technology, Inc.

Item 1 – Condensed Consolidated Financial Statements

RIVERBED TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

As of September 30, 2007 and December 31, 2006

(in thousands, except per share data)

	September 30, 2007	December 31, 2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$169,345	$105,330
Marketable securities	62,192	3,999
Trade receivables, net of allowances of $592 and $472 as of September 30, 2007 and December 31, 2006, respectively	37,604	18,148
Other receivables	779	118
Inventory	9,946	7,452
Prepaid expenses and other current assets	4,418	5,438

Total current assets	284,284	140,485

Fixed assets, net	12,498	7,718
Other assets	5,727	2,566

Total assets	$302,509	$150,769

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,540	$11,113
Accrued compensation and related benefits	11,940	8,285
Other accrued liabilities	10,828	2,931
Deferred revenue	22,502	16,837

Total current liabilities	60,810	39,166

Deferred revenue non-current	5,182	2,245
Other long-term liabilities	257	378

Total long-term liabilities	5,439	2,623

Stockholders’ equity:
Preferred stock, $0.0001 par value – 30,000 shares authorized, no shares outstanding	—	—
Common stock and additional paid-in-capital; $0.0001 par value – 600,000 shares authorized; 70,705 and 66,180 shares issued and outstanding as of September 30, 2007 and December 31, 2006, respectively	277,389	162,033
Deferred stock-based compensation	(3,862)	(5,704)
Accumulated deficit	(37,362)	(47,333)
Accumulated other comprehensive income (loss)	95	(16)

Total stockholders’ equity	236,260	108,980

Total liabilities and stockholders’ equity	$302,509	$150,769

See Notes to Condensed Consolidated Financial Statements.

RIVERBED TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Revenue:
Product	$50,847	$19,303	$127,876	$44,169
Support and services	10,460	3,595	25,772	7,385
Ratable product and related support and services	2,003	1,720	6,448	4,828

Total revenue	63,310	24,618	160,096	56,382

Cost of revenue:
Cost of product	13,533	6,211	35,542	14,576
Cost of support and services	3,994	1,304	9,697	2,851
Cost of ratable product and related support and services	613	390	1,813	1,446

Total cost of revenue	18,140	7,905	47,052	18,873

Gross profit	45,170	16,713	113,044	37,509

Operating expenses:
Sales and marketing	25,139	12,181	63,035	31,768
Research and development	10,890	4,930	27,384	12,712
General and administrative	7,177	2,347	16,814	6,014

Total operating expenses	43,206	19,458	107,233	50,494

Operating income (loss)	1,964	(2,745)	5,811	(12,985)

Other income (expense), net	2,754	(275)	7,028	(294)

Income (loss) before provision for income taxes	4,718	(3,020)	12,839	(13,279)
Provision for income taxes	1,950	77	2,868	155

Net income (loss)	$2,768	$(3,097)	$9,971	$(13,434)

Net income (loss) per common share:
Basic	$0.04	$(0.16)	$0.15	$(0.91)

Diluted	$0.04	$(0.16)	$0.14	$(0.91)

Shares used in computing net income (loss) per common share:
Basic	69,069	19,034	67,397	14,705
Diluted	74,360	19,034	72,934	14,705
Stock-based compensation expense included in above:
Cost of product	$27	$—	$68	$—
Cost of support and services	806	93	1,798	198
Sales and marketing	4,455	1,055	10,741	2,189
Research and development	2,511	551	5,958	1,178
General and administrative	1,564	381	3,614	867

Total stock-based compensation expense	$9,363	$2,080	$22,179	$4,432

See Notes to Condensed Consolidated Financial Statements.

RIVERBED TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine months ended September 30,
	2007	2006
Operating Activities:
Net income (loss)	$9,971	$(13,434)
Adjustments to reconcile net income (loss) to net cash provide by (used in) operating activities:
Depreciation and amortization	3,418	1,261
Stock-based compensation	22,179	4,432
Revaluation and amortization of warrants	—	658
Provision for trade receivable allowances	243	271
Changes in operating assets and liabilities:
(Increase) in trade receivables	(19,888)	(6,235)
(Increase) in inventory	(4,459)	(3,305)
(Increase) in prepaid expenses and other assets	(174)	(2,438)
Increase in accounts payable and other current liabilities	12,139	5,549
Increase in income taxes payable	2,645	123
Increase in deferred revenue	9,051	9,483

Net cash provided by (used in) operating activities	35,125	(3,635)

Investing Activities:
Capital expenditures	(5,707)	(3,690)
Purchase of available for sale securities, net of maturities	(58,152)	—
Increase in other assets	(2,100)	(1,400)

Net cash used in investing activities	(65,959)	(5,090)

Financing Activities:
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	19,915
Proceeds from public offerings, net of issuance costs	87,681	87,412
Proceeds from issuance of common stock, net of repurchases	7,094	167
Payments of debt	—	(938)

Net cash provided by financing activities	94,775	106,556

Effect of exchange rate changes on cash and cash equivalents	74	19

Net increase in cash and cash equivalents	64,015	97,850
Cash and cash equivalents at beginning of period	105,330	10,410

Cash and cash equivalents at end of period	$169,345	$108,260

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

Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements include our accounts and the accounts of our wholly owned subsidiaries. Intercompany transactions and balances have been eliminated. The accompanying condensed consolidated balance sheet as of September 30, 2007, the condensed consolidated statements of operations for the three and nine months ended September 30, 2007 and September 30, 2006, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2007 and September 30, 2006 are unaudited. The accompanying statements should be read in conjunction with the audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2006.

The accompanying condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, or GAAP, pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. They do not include all of the financial information and footnotes required by GAAP for complete financial statements. We believe the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments necessary for the fair presentation of our statement of financial position as of September 30, 2007, and our results of operations for the three and nine months ended September 30, 2007 and September 30, 2006, and our cash flows for the nine months ended September 30, 2007 and September, 30, 2006. All adjustments are of a normal recurring nature. The results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending December 31, 2007.

Other than the adoption of the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, or FIN 48, there have been no significant changes in our accounting policies during the three and nine months ended September 30, 2007 as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2006.

Use of Estimates

GAAP requires us to make certain estimates and judgments that can affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the periods presented. Significant estimates and assumptions made by management include the determination of the fair value of stock awards issued, the allowance for doubtful accounts, warranty reserves, inventory valuation and income taxes. We believe that the estimates and judgments upon which we rely are reasonable based upon information available to us at the time that these estimates and judgments were made. To the extent there are material differences between these estimates and actual results, our consolidated financial statements will be affected.

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

We use the residual method to recognize revenue when a product agreement includes one or more elements to be delivered at a future date and vendor specific objective evidence, or VSOE, of the fair value of all undelivered elements exists. Through September 30, 2007, in virtually all of our contracts, the only element that remained undelivered at the time of delivery of the product was support and updates. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the contract fee is recognized as product revenue. If evidence of the fair value of one or more undelivered elements does not exist, all revenue is generally deferred and recognized when delivery of those elements occurs or when fair value can be established. When the undelivered element for which we do not have a fair value is support, revenue for the entire arrangement is bundled and recognized ratably over the support period. Revenue related to these arrangements is included in ratable product and related support and services revenue in the accompanying condensed consolidated statements of operations. VSOE of fair value for elements of an arrangement is based upon the normal pricing and discounting practices for those services when sold separately and for support and updates is additionally measured by the renewal rate offered to the customer. Prior to the third quarter of 2005, we had not established VSOE for the fair value of support contracts provided to our reseller class of customers. As such, prior to the third quarter of 2005, we recognized all revenue on transactions sold through resellers ratably over the term of the support contract, typically one year. Beginning in the third quarter of 2005, we determined that we had established VSOE of fair value of support for products sold to resellers, and began recognizing product revenue upon delivery, provided the remaining criteria for revenue recognition had been met.

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

In accordance with APB 25, stock-based compensation expense, which is a non-cash charge, resulted from stock option grants at exercise prices that, for financial reporting purposes, were deemed to be below the estimated fair value of the underlying common stock on the date of grant. We recorded deferred stock-based compensation relative to options accounted for under APB 25 of $9.3 million and $567,000 in the years ended December 31, 2005 and 2004, respectively, which is being amortized over the service period, which generally corresponds to the vesting period of the applicable options on a straight-line basis. During the three and nine months ended September 30, 2007, we amortized $566,000 and $1.7 million, respectively, of deferred compensation expense, net of reversals, related to these options, and in the three and nine months ended September 30, 2006, we amortized $943,000 and $2.3 million, respectively.

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123(R), Share-Based Payment, using the modified prospective transition method, which requires us to apply the provisions of SFAS 123(R) to new awards granted, and to awards modified, repurchased or cancelled, after the effective date. Under this method, stock-based compensation expense recognized beginning January 1, 2006 is based on a combination of the following: (a) the grant-date fair value of stock option and employee stock purchase plan awards granted or modified after January 1, 2006; and (b) the amortization of deferred stock-based compensation related to stock option awards granted prior to January 1, 2006, which was calculated using the intrinsic value method as previously permitted under APB 25.

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

The fair value of options granted and Purchase Plan shares were estimated at the date of grant using the following assumptions:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Employee and Director Stock Options
Expected life in years	4.5	4.5	4.5	4.5-6.1
Risk-free interest rate	4.2%	4.6%	4.2% - 4.9%	4.6% - 5.1%
Volatility	57%	65%	57%-62%	65%-81%
Weighted average fair value of grants	$20.02-$24.40	$4.66-$9.35	$14.03-$24.40	$3.67-9.35
Purchase Plan (1)
Expected life in years			0.5-2.0
Risk-free interest rate			4.9%-5.0%
Volatility			38%-46%
Weighted average fair value of grants			$30.99-$36.42

(1)	There were no Purchase Plan shares granted in the three months ended September 30, 2007.

The expected term represents the period that stock-based awards are expected to be outstanding, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of our stock-based awards. For the three and nine months ended September 30, 2007, we have elected to use the simplified method of determining the expected term as permitted by SEC Staff Accounting Bulletin 107. The computation of expected volatility for the three and nine months ended September 30, 2007 is based on the historical volatility of comparable companies from a representative peer group selected based on industry and market capitalization data. As required by SFAS 123(R), we estimate expected forfeitures and recognize compensation costs only for those equity awards expected to vest.

As of September 30, 2007, the total compensation cost related to stock-based awards granted under SFAS 123(R) to employees and directors but not yet recognized was approximately $88.7 million, net of estimated forfeitures of $4.3 million. This cost will be amortized on a straight-line basis over the vesting period, which is typically 4 years. Amortization in the three and nine months ended September 30, 2007, was $5.8 million and $12.0 million, respectively, and was $1.1 million and $2.1 million in the three and nine months ended September 30, 2006, respectively.

As of September 30, 2007, there was $12.4 million left to be amortized under our Purchase Plan, which will be amortized over the remaining Purchase Plan offering period, which is between 11 to 19 months. Amortization in the three and nine months ended September 30, 2007 was $3.0 million and $8.5 million, respectively. There was no amortization in the nine months ended September 30, 2006 as the plan was not yet implemented.

Inventory Valuation

Inventory consists of hardware and related component parts and are stated at the lower of cost (on a first-in, first-out basis) or market. A portion of our inventory relates to evaluation units located at customer locations as some of our customers test our equipment prior to purchasing. Inventory that is obsolete or in excess of our forecasted demand is written down to its estimated realizable value based on historical usage, expected demand, and evaluation unit conversion rate and age. Inherent in our estimates of market value in determining inventory valuation are estimates related to economic trends, future demand for our products and technological obsolescence of our products. Inventory write-downs are reflected as cost of product and amounted to approximately $135,000 and $935,000 in the three and nine months ended September 30, 2007, respectively, and $491,000 and $1.1 million in the three and nine months ended September 30, 2006, respectively.

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

We adopted the provisions of FIN 48 on January 1, 2007. The application of this Interpretation requires a two-step process that separates recognition from measurement. We recorded no increases or decreases to the tax reserves for uncertain tax positions upon implementing FIN 48 and this assessment has not changed as of September 30, 2007. We have elected to record interest and penalties recognized in accordance with FIN 48 in the financial statements as income taxes. Any subsequent change in classification of FIN 48 interest and penalties will be treated as a change in accounting principle subject to the requirements of SFAS 154, Accounting Changes and Error Corrections.

Warranty Reserve

Upon shipment of products to our customers, we provide for the estimated cost to repair or replace products that may be returned under warranty. Our warranty period is typically 12 months from the date of shipment to the end-user customer for hardware and 90 days for software. For existing products, the reserve is estimated based on actual historical and expected experience. For new products, the warranty reserve is based on historical experience of similar products until such time as sufficient historical data has been collected for the new product. Warranty reserves amounted to approximately $1.2 million and $735,000 at September 30, 2007 and December 31, 2006, respectively.

The following is a summary of the warranty reserve activity for the nine months ended September 30, 2007:

(in thousands)	December 31, 2006	Additions charged to operations	Warranty costs incurred	September 30, 2007
Warranty reserve	$735	$1,620	$(1,198)	$1,157

Deferred Inventory Costs

When our products have been delivered, but the product revenue associated with the arrangement has been deferred as a result of not meeting the revenue recognition criteria in SOP 97-2, we also defer the related inventory costs for the delivered items in accordance with Accounting Research Bulletin 43, Restatement and Revision of Accounting Research Bulletins. Deferred inventory costs amounted to approximately $1.8 million and $3.5 million at September 30, 2007 and December 31, 2006, respectively, and are included in prepaid expenses and other current assets in the condensed consolidated balance sheets.

Spares

We hold spare parts to service our customers who purchase support. We classify spare parts as other long term assets and amortize the spares over an estimated useful life of three years. At September 30, 2007 and December 31, 2006 we had $1.3 million and $876,000, respectively, of spare inventory, net of accumulated amortization.

Concentrations of Risk

Financial instruments that are potentially subject to concentrations of credit risk consist primarily of cash, cash equivalents, marketable securities, and trade receivables. Investment policies have been implemented that limit investments to investment grade securities. The risk with respect to trade receivables is mitigated by credit evaluations we perform on our customers and by the diversification of our customer base. Collateral is not required for trade receivables. No customer represented more than 10% of our revenue for the three and nine months ended September 30, 2007 and September 30, 2006.

We outsource the production of our hardware to third-party manufacturing facilities. We rely on purchase orders or long-term contracts with our contract manufacturers. At September 30, 2007, we had no long-term contractual commitment with any manufacturer; however, we did have a 90 day commitment totaling $4.9 million.

2.	NET INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of vested common shares outstanding during the period. Diluted net income (loss) per common share is computed by giving effect to all potential dilutive common shares, including options and common stock subject to repurchase.

The following table sets forth the computation of income (loss) per share:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2007	2006	2007	2006
Net income (loss)	$2,768	$(3,097)	$9,971	$(13,434)

Weighted average common shares outstanding - basic	69,069	19,034	67,397	14,705
Dilutive effect of employee stock plans	5,291	—	5,537	—

Weighted average common shares outstanding - diluted	74,360	19,034	72,934	14,705

Basic net income (loss) per share	$0.04	$(0.16)	$0.15	$(0.91)

Diluted net income (loss) per share	$0.04	$(0.16)	$0.14	$(0.91)

The following weighted average outstanding options, common stock subject to repurchase and convertible preferred stock were excluded from the computation of diluted net income (loss) per common share for the periods presented because including them would have had an antidilutive effect:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2007	2006	2007	2006
Options to purchase common stock	3,471	6,222	2,721	5,490
Common stock subject to repurchase	—	2,768	—	2,768
Convertible preferred stock and warrants (as converted basis)	—	35,193	—	37,546

3.	CASH, CASH EQUIVALENTS, MARKETABLE SECURITIES AND RESTRICTED CASH

Cash, Cash Equivalents and Marketable Securities

Cash and cash equivalents consist primarily of highly liquid investments in time deposits held at major banks, commercial paper, United States government agency discount notes, money market mutual funds and other money market securities with remaining maturities at date of purchase of 90 days or less. The carrying value of cash and cash equivalents at September 30, 2007 and December 31, 2006 was approximately $169.3 million and $105.3 million, respectively, and the weighted average interest rates were 5.1% and 5.3%, respectively.

Marketable securities, which are classified as available for sale at September 30, 2007, are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. Marketable securities consist of commercial paper and certificates of deposit with original maturities of one year or less. As of September 30, 2007 and December 31, 2006, the amortized cost of marketable securities equals fair value.

Restricted Cash

Pursuant to certain lease agreements and as security for our merchant services agreement with our financial institution, we are required to maintain cash reserves, classified as restricted cash. Current restricted cash totaled $141,000 at September 30, 2007 and $121,000 at December 31, 2006, respectively. Long-term restricted cash totaled $3.5 million and $1.5 million at September 30, 2007 and December 31, 2006, respectively. Long-term restricted cash is included in other assets in the condensed consolidated balance sheets and consists primarily of $3.0 million held as collateral for letters of credit for the security deposit on the leases of our corporate headquarters and is restricted until the end of the lease terms on August 30, 2010 and July 31, 2014.

4.	INVENTORY

Inventory consists primarily of hardware and related component parts and are stated at the lower of cost (on a first-in, first-out basis) or market. Inventory is comprised of the following:

(in thousands)	September 30, 2007	December 31, 2006
Raw materials	$325	$320
Finished goods	9,621	7,132

Total	$9,946	$7,452

5.	FIXED ASSETS

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

Fixed assets consisted of the following:

(in thousands)	Estimated Useful Lives	September 30, 2007	December 31, 2006
Computer hardware and equipment	3 years	$8,580	$5,467
Leasehold improvements	2-5 years	5,175	2,646
Furniture and fixtures	3 years	2,464	965
Software	2-5 years	1,983	1,411

Total fixed assets		18,202	10,489
Accumulated depreciation and amortization		(5,704)	(2,771)

Fixed assets, net		$12,498	$7,718

6.	DEFERRED REVENUE

Deferred revenue consisted of the following:

(in thousands)	September 30, 2007	December 31, 2006
Product	$2,290	$2,895
Support and services	17,102	9,456
Ratable product and related support and services	3,110	4,486

Deferred revenue, current	22,502	16,837

Deferred revenue, non-current	5,182	2,245

Total deferred revenue	$27,684	$19,082

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

We lease our facilities under non-cancelable operating lease agreements. Future minimum commitments for these operating leases in place as of September 30, 2007 with a remaining non-cancelable lease term in excess of one year are as follows:

(in thousands)	September 30, 2007
2007 (the three months ended December 31)	$926
2008	4,894
2009	4,585
2010	4,692
2011 and thereafter	16,668

Total	$31,765

The terms of certain lease agreements provide for rental payments on a graduated basis. We recognize rent expense on the straight-line basis over the lease period and have accrued for rent expense incurred but not paid. Rent expense under operating leases was $1.5 million and $3.5 million for the three and nine months ended September 30, 2007, respectively, and $563,000 and $1.4 million for the three and nine months ended September 30, 2006, respectively.

On September 26, 2006, we entered into an Agreement of Sublease, or Sublease, for new corporate headquarters, and on March 21, 2007 entered into another lease agreement to expand our corporate headquarters as well as extend the term of the existing Sublease mentioned above. The terms of the leases are from February 1, 2007 and March 31, 2007, respectively, to July 31, 2014. The aggregate minimum lease commitment for the combined leases is $21.3 million and is included in the table above. We have entered into two letters of credit totaling $3.0 million to serve as security deposits for the leases which is included in other assets in the condensed consolidated balance sheet. In addition, one of the leases requires an increase of approximately $500,000 to the letter of credit in 2009.

On July 3, 2007, we entered into a lease agreement for office space in Sunnyvale, California. The term of the lease is for five years and seven months commencing on January 1, 2008. Early commencement may take place if we choose to occupy the space earlier at which time the term of the lease will be extended to include the period of time from occupation until January 1, 2008. The aggregate minimum lease commitment is $4.7 million and is reflected in the table above. On July 2, 2007, we entered into a letter of credit in the amount $500,000 to serve as the security deposit for the lease.

8.	COMMON STOCK

In July 2002, our board of directors adopted the 2002 Stock Plan, or 2002 Plan. In September 2006, all shares of common stock available for grant under the 2002 Plan transferred to the 2006 Equity Incentive Plan, or 2006 Plan.

In April and May 2006, our board of directors approved the 2006 Plan, the Purchase Plan, and the 2006 Director Stock Option Plan, which became effective upon our IPO. The following number of shares are reserved under these plans as of September 30, 2007:

Shares
2006 Equity Incentive Plan	6,309,014
2006 Employee Stock Purchase Plan	2,161,803
2006 Director Option Plan	750,000

Options issued under our stock option plans are generally for periods not to exceed 10 years and are issued at the fair value of the shares of common stock on the date of grant. Options typically vest either 25% of the shares one year after the options’ vesting commencement date and the remainder ratably on a monthly basis over the following three years, or ratably on a monthly basis over four years. Options granted under the 2002 Plan prior to May 31, 2006 have a maximum term of ten years. Beginning May 31, 2006, options granted under the 2002 and 2006 Plans had a maximum term of seven years. Prior to March 28, 2006, employees in the United States had the right to exercise their options granted under the 2002 Plan prior to vesting. For options granted beginning March 28, 2006, optionees may only exercise vested shares. Any unvested stock issued under the 2002 Plan is subject to repurchase by us. Grants made pursuant to the 2006 Plan do not provide for the immediate exercise of options.

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

The following tables summarize information about stock options outstanding:

	Shares Available	Options Outstanding	Weighted Average Exercise Price Per Share
	(in thousands, except per share amounts)
Balance, December 31, 2006	3,333	7,044	$6.18
Additional options authorized	3,559	—
Granted	(4,390)	4,390	$35.56
Exercised	—	(1,265)	$3.16
Repurchased	—	—
Canceled	285	(285)	$13.51

Balance, September 30, 2007	2,787	9,884	$19.40

The range of exercise prices for options outstanding at September 30, 2007 was $0.05 to $48.50.

Range of Exercise Price	Options Outstanding as of September 30, 2007	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
	(in thousands)	(in years)		(in thousands)
$ 0.05 - $ 0.60	869	7.51	$0.39
$ 0.61 - $ 5.75	1,575	8.12	$3.43
$ 5.76 - $16.72	2,554	6.08	$6.64
$16.73 - $34.12	3,297	6.45	$30.46
$34.13 - $48.50	1,589	6.76	$43.21

$ 0.05 - $48.50	9,884	6.76	$19.40	$212,707

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the closing price of our common stock at September 28, 2007 (the last trading day of the quarter.) During the three and nine months ended September 30, 2007, the aggregate intrinsic value of stock option awards exercised was $14.3 million and $43.0 million, respectively, determined at the date of option exercise.

At September 30, 2007 and December 31, 2006, there were 1,375,707 and 2,372,000 shares, respectively, subject to repurchase under all common stock repurchase agreements. The cash received from the sale of these shares is initially recorded as a liability and is subsequently reclassified to common stock as the shares vest. At September 30, 2007 and December 31, 2006, there was $418,000 and $659,000, respectively, recorded in accrued liabilities and other long-term liabilities related to the issuance of these shares.

9.	INCOME TAXES

For the three and nine months ended September 30, 2007 we generated operating profits. After applying our available net federal and state operating loss and tax credit carryforwards, our tax provision for the three and nine months ended September 30, 2007 consisted of federal, foreign and state provisions for income tax.

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

For the three and nine months ended September 30, 2007, our tax provision includes a deferred tax benefit for the projected reduction in the valuation allowance as a result of forecasted taxable income and corresponding utilization of net operating losses and tax credit carryforwards. In determining future taxable income, we make assumptions to forecast federal, state and international operating income, the reversal of temporary differences, and the implementation of any feasible and prudent tax planning strategies. The assumptions require significant judgment regarding the forecasts of future taxable income, and are consistent with our forecasts used to manage our business. We intend to maintain the remaining valuation allowance until sufficient further positive evidence exists to support a reversal of, or decrease, in the valuation allowance.

We are subject to potential income tax audits on open tax years by any taxing jurisdiction for which we operate in. The taxing authorities of the most significant jurisdictions are the United States Internal Revenue Service and California Franchise Tax Board. Since all filed federal and California franchise tax returns have shown operating losses, we do not anticipate any material adjustments to the provisions relating to these returns. Currently, in accordance with the general rules of the respective tax jurisdictions, the tax years open for potential examination are 2004-2006 for federal and 2003-2006 for California.

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

Revenue by geography is based on the billing address of the customer. The following table sets forth revenue and long-lived assets by geographic area.

Revenue

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2007	2006	2007	2006
Domestic revenue	$38,736	$18,516	$101,198	$41,150
International revenue	24,574	6,102	58,898	15,232

Total revenue	$63,310	$24,618	$160,096	$56,382

Long-lived Assets

(in thousands)	September 30, 2007	December 31, 2006
Domestic long-lived assets	$12,155	$7,509
International long-lived assets	343	209

Total long-lived assets	$12,498	$7,718

11.	LEGAL MATTERS

On October 9, 2007, Quantum Corporation served us with a lawsuit, filed in the United States District Court, Northern District of California, alleging patent infringement. Quantum seeks unspecified damages and injunctive relief. We believe that this action is without merit and we intend to vigorously defend against these claims. We currently are unable to estimate the possible loss or range of loss associated with this action.

From time to time, we may be involved in various legal proceedings arising in the ordinary course of business. There are no other matters at September 30, 2007 that, in the opinion of management, might have a material adverse effect on our financial position, results of operations or cash flows.

12.	NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands fair value measurement disclosures. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of the pending adoption of SFAS 157 on our consolidated financial statements.

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

In June 2007, the FASB ratified EITF 07-3, Accounting for Non-Refundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities. EITF 07-3 requires that non-refundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. EITF 07-3 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007. We are currently evaluating the impact of the pending adoption of EITF 07-3 on our consolidated financial statements.

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

In August 2007 we began selling our new Steelhead® Mobile product line, which includes a software client version of our Steelhead appliances, which delivers LAN-like application performance to any employee, whether on the road, working from home or connected wirelessly in the office. This product was not a significant portion of our revenue in the third quarter of 2007.

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

We believe that our current value proposition, which enables customers to improve the performance of their applications and access to their data across WANs, while also offering the ability to simplify IT infrastructure and realize significant capital and operations cost savings, should allow us to continue to grow our business. Our product revenue growth rate will depend significantly on continued growth in the wide-area data services, or WDS, market and our ability to continue to attract new customers in that market and generate additional sales from existing customers. Our growth in support and services revenue is dependent upon increasing the number of products under support contracts, which is dependent on both growing our installed base of customers and renewing existing support contracts. Our future profitability and rate of growth will be directly affected by the continued acceptance of our products in the marketplace, as well as the timing and size of orders, product mix, average selling prices and costs of our products and general economic conditions. Our ability to maintain profitability will also be affected by the extent to which we must incur additional expenses to expand our sales, marketing, development, and general and administrative capabilities to grow our business. The largest component of our expenses is personnel costs. Personnel costs consist of salaries, benefits and incentive compensation for our employees, including commissions for sales personnel and stock-based compensation. We expect that each of these expenses will continue to grow in absolute dollars and generally decrease as a percentage of revenue over time.

Revenue. We derive our revenue from sales of our products and support and services. Our revenue has grown rapidly since we began shipping products in May 2004, increasing from $2.6 million for the year ended December 31, 2004 to $160.1 million in the nine months ended September 30, 2007. As of September 30, 2007, our products had been sold to over 3,000 customers.

We sell our products directly through our sales force and indirectly through resellers. We derived 71% of our revenue through indirect channels in the nine months ended September 30, 2006 and 90% of our revenue through indirect channels in the nine months ended September 30, 2007. We expect revenue from resellers to continue to constitute a substantial majority of our future revenue.

Cost of Revenue. Cost of product revenue consists of the costs of the appliance hardware, manufacturing personnel, manufacturing, shipping and logistics costs, and expenses for inventory obsolescence and warranty obligations. We utilize third parties in jointly developing and manufacturing our Steelhead appliance hardware, embed our proprietary software and perform shipping logistics. Cost of support and service revenue is primarily comprised of the personnel costs of providing technical support and professional services. Cost of ratable product and related support and services consists of hardware, support and service costs related to transactions recognized ratably. As we expand internationally and into other sectors, we may incur additional costs to conform our products to comply with local laws or local product specifications. In addition, as we expand internationally, we will continue to hire additional technical support personnel to support our growing international customer base.

Gross Margin. Our gross margin has been and will continue to be affected by a variety of factors, including the mix and average selling prices of our products, support and services, new product introductions and enhancements, the cost of our appliance hardware, and the mix of distribution channels through which our products are sold.

Operating Expenses. Operating expenses consist of sales and marketing, research and development and general and administrative expenses. Personnel-related costs are the most significant component of each of these expense categories. We grew from 325 employees at December 31, 2006 to 551 employees at September 30, 2007. We expect to continue to hire significant numbers of new employees to support our anticipated growth. The timing of these additional hires has and could materially affect our operating expenses, both in absolute dollars and as a percentage of revenue, in any particular period.

Sales and marketing expenses represent the largest component of our operating expenses and include personnel costs, sales commissions, marketing programs and facilities costs. Marketing programs are intended to generate revenue from new and existing customers, and are expensed as incurred. We expect sales and marketing expenses to increase as we hire additional personnel and spend more on marketing programs with the intent to grow our revenue. The majority of our international personnel are engaged in sales, marketing and support activities. The percentage of sales and marketing expenses incurred internationally grew from 11% in 2004 to 28% in the nine months ended September 30, 2007.

Research and development expenses primarily include personnel costs and facilities costs. Quality assurance, infrastructure, depreciation and related costs of product quality efforts are also included. We expense research and development expenses as incurred. We are devoting substantial resources to the continued development of additional functionality for existing products and the development of new products. We intend to continue to invest significantly in our research and development efforts because we believe they are essential to maintaining our competitive position. Investments in research and development personnel costs are expected to increase in total dollars Investments in research and development assets will affect our liquidity by increasing cash used in investing activities.

General and administrative expenses consist primarily of personnel costs related to our executive, finance, human resource, information technology and legal organizations, and fees for professional services. Professional services include outside legal, audit and information technology consulting costs.

Stock-Based Compensation Expense. Effective January 1, 2006, we began to measure and recognize compensation expense for all stock-based payments at fair value, in accordance with Statement of Financial Accounting Standard No. 123 (revised 2004), Share-Based Payment, or SFAS 123(R). Prior to the adoption of SFAS 123(R) we accounted for stock options under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or APB 25. In the fourth quarter of 2006, we implemented the 2006 Employee Stock Purchase Plan, or Purchase Plan. Under the Purchase Plan, employees may purchase shares of common stock at a price per share that is 85% of the lesser of the fair market value of our common stock as of the beginning or the end of a purchase period. The Purchase Plan is compensatory and results in compensation expense to be accounted for under SFAS 123(R). We expect to continue to incur significant stock-based compensation expense.

Other Income (expense), net. Other income (expense), net primarily includes interest income on cash balances and marketable securities. Cash has historically been invested primarily in money market funds. In 2006, other income (expense), net included the impact of recording our outstanding preferred stock warrants at fair value. Subsequent to our IPO, we were no longer required to remeasure our warrants to fair value.

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

We use the residual method to recognize revenue when a product agreement includes one or more elements to be delivered at a future date and vendor specific objective evidence, or VSOE, of the fair value of all undelivered elements exists. Through September 30, 2007, in virtually all of our contracts, the only element that remained undelivered at the time of delivery of the product was support and updates. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the contract fee is recognized as product revenue. If evidence of the fair value of one or more undelivered elements does not exist, all revenue is generally deferred and recognized when delivery of those elements occurs or when fair value can be established. When the undelivered element is support, revenue for the entire arrangement is bundled and recognized ratably over the support period. Revenue related to these arrangements is included in ratable product and related support and services revenue in the accompanying consolidated statements of operations. VSOE of fair value for elements of an arrangement is based upon the normal pricing and discounting practices for those services when sold separately, and for product support and updates, is additionally measured by the renewal rate offered to the customer. Prior to the third quarter of 2005, we had not established VSOE for the fair value of support contracts provided to our reseller class of customers. As such, prior to the third quarter of 2005, we recognized all revenue on transactions sold through resellers ratably over the term of the support contract, typically one year. Beginning in the third quarter of 2005, we determined that we had established VSOE of fair value of support for products sold to resellers, and began recognizing product revenue upon title transfer at shipment, provided the remaining criteria for revenue recognition had been met.

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

In accordance with APB 25, stock-based compensation expense, which is a non-cash charge, resulted from stock option grants at exercise prices that, for financial reporting purposes, were deemed to be below the estimated fair value of the underlying common stock on the date of grant. We recorded deferred stock-based compensation relative to options accounted for under APB 25 of $9.3 million and $567,000 in the years ended December 31, 2005 and 2004, respectively, which is being amortized over the service period, which generally corresponds to the vesting period of the applicable options on a straight-line basis. During the three and nine months ended September 30, 2007, we amortized $566,000 and $1.7 million, respectively, of deferred compensation expense, net of reversals, related to these options, and in the three and nine months ended September 30, 2006, we amortized $943,000 and $2.3 million, respectively.

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123(R), Share-Based Payment, using the modified prospective transition method, which requires us to apply the provisions of SFAS 123(R) to new awards granted, and to awards modified, repurchased or cancelled, after the effective date. Under this method, stock-based compensation expense recognized beginning January 1, 2006 is based on a combination of the following: (a) the grant-date fair value of stock option awards and employee stock purchase plan shares granted or modified after January 1, 2006; and (b) the amortization of deferred stock-based compensation related to stock option awards granted prior to January 1, 2006, which was calculated using the intrinsic value method as previously permitted under APB 25.

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

The fair value of options granted and Purchase Plan shares were estimated at the date of grant using the following assumptions:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Employee and Director Stock Options
Expected life in years	4.5	4.5	4.5	4.5-6.1
Risk-free interest rate	4.2%	4.6%	4.2%-4.9%	4.6%-5.1%
Volatility	57%	65%	57%-62%	65%-81%
Weighted average fair value of grants	$20.02-$24.40	$4.66-$9.35	$14.03-$24.40	$3.67-9.35
Purchase Plan (1)
Expected life in years			0.5-2.0
Risk-free interest rate			4.9%-5.0%
Volatility			38%-46%
Weighted average fair value of grants			$30.99-$36.42

(1)	There were no Purchase Plan shares granted in the three months ended September 30, 2007.

The expected term represents the period that stock-based awards are expected to be outstanding, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of our stock-based awards. For the three and nine months ended September 30, 2007, we have elected to use the simplified method of determining the expected term as permitted by SEC Staff Accounting Bulletin 107. The computation of expected volatility for the three and nine months ended September 30, 2007, is based on the historical volatility of comparable companies from a representative peer group selected based on industry and market capitalization data. As required by SFAS 123(R), we estimate expected forfeitures and recognize compensation costs only for those equity awards expected to vest.

As of September 30, 2007, the total compensation cost related to stock-based awards granted under SFAS 123(R) to employees and directors but not yet recognized was approximately $88.7 million, net of estimated forfeitures of $4.3 million. This cost will be amortized on a straight-line basis over the vesting period, which is typically 4 years. Amortization in the three and nine months ended September 30, 2007 was $5.8 million and $12.0 million, respectively, and was $1.1 million and $2.1 million in the three and nine months ended September 30, 2006, respectively.

As of September 30, 2007, there was $12.4 million left to be amortized under our Purchase Plan, which will be amortized over the remaining Purchase Plan offering period, which is between 11 to 19 months. Amortization in the three and nine months ended September 30, 2007 was $3.0 million and $8.5 million, respectively. There was no amortization in the nine months ended September 30, 2006 as the plan was not yet implemented.

Inventory Valuation

Inventory consists of hardware and related component parts and are stated at the lower of cost (on a first-in, first-out basis) or market. A portion of our inventory relates to evaluation units located at customer locations as some of our customers test our equipment prior to purchasing. Inventory that is obsolete or in excess of our forecasted consumption is written down to estimated realizable value based on historical usage, expected demand and evaluation unit conversion rate and age. Inherent in our estimates of market value in determining inventory valuation are estimates related to economic trends, future demand for our products and technological obsolescence of our products. If future demand or market conditions are less favorable than our projections, additional inventory write-downs could be required and would be reflected in cost of product in the period the revision is made. Inventory write-downs are reflected as cost of product and amounted to approximately $135,000 and $935,000 for the three and nine months ended September 30, 2007, respectively, and $491,000 and $1.1 million for the three and nine months ended September 30, 2006, respectively.

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

We adopted the provisions of FIN 48 on January 1, 2007. The application of this Interpretation requires a two-step process that separates recognition from measurement. We recorded no increases or decreases to the tax reserves for uncertain tax positions upon implementing FIN 48 and this assessment has not changed as of September 30, 2007. We have elected to record interest and penalties recognized in accordance with FIN 48 in the financial statements as income taxes. Any subsequent change in classification of FIN 48 interest and penalties will be treated as a change in accounting principle subject to the requirements of SFAS 154, Accounting Changes and Error Corrections.

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

Service revenue includes professional services and training, which to date has not been significant, and is recognized as the services are performed. Ratable product and related support and services revenue includes revenue from arrangements in which product and support are bundled and no VSOE of fair value for support pricing in the arrangements exists. The total revenue from these arrangements is recognized ratably over the support period, typically one year.

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2007	2006	2007	2006
Total Revenue by Type:
Product	$50,847	$19,303	$127,876	$44,169
Support and services	10,460	3,595	25,772	7,385
Ratable product and related support and services	2,003	1,720	6,448	4,828

Total Revenue:	$63,310	$24,618	$160,096	$56,382

% Revenue by Type:
Product	80%	78%	80%	78%
Support and services	17%	15%	16%	13%
Ratable product and related support and services	3%	7%	4%	9%
Total Revenue by Geography:
Domestic	38,736	18,516	101,198	41,150
International	24,574	6,102	58,898	15,232
% Revenue by Geography:
Domestic	61%	75%	63%	73%
International	39%	25%	37%	27%
Total Revenue by Sales Channel:
Direct	7,516	8,088	16,795	16,611
Indirect	55,794	16,530	143,301	39,771
% Revenue by Sales Channel:
Direct	12%	33%	10%	29%
Indirect	88%	67%	90%	71%

Quarter Ended September 30, 2007 Compared to the Quarter Ended September 30, 2006: Product revenue increased in the three months ended September 30, 2007 as compared to the three months ended September 30, 2006 due primarily to an increase in new customers and additional purchases by existing customers. As of September 30, 2007, our products had been sold to over 3,000 customers, compared to over 1,300 customers as of September 30, 2006. We believe the market for our products has grown due to increasingly distributed organizations, which increases dependence on timely access to data and applications.

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

In the three months ended September 30, 2007, we derived 88% of our revenue from indirect channels compared to 67% in the three months ended September 30, 2006. This increase in indirect channel revenue is due to our increased focus on expanding our indirect channel sales. We expect indirect channel revenue to continue to be a significant portion of our revenue.

We generated 39% of our revenue in the three months ended September 30, 2007 compared to 25% in the three months ended September 30, 2006 from international locations. We continue to expand into international locations and introduce our products in new markets and expect international revenue to increase in absolute dollars.

Nine Months Ended September 30, 2007 Compared to the Nine Months Ended September 30, 2006: Product revenue increased in the nine months ended September 30, 2007 due primarily to an increase in new customers and additional purchases by existing customers.

Support and services revenue increased in the nine months ended September 30, 2007 in line with the significant increase in product revenue and the renewal of support contracts for existing customers.

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

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2007	2006	2007	2006
Revenue:
Product	$50,847	$19,303	$127,876	$44,169
Support and services	10,460	3,595	25,772	7,385
Ratable product and related support and services	2,003	1,720	6,448	4,828

Total revenue	63,310	24,618	160,096	56,382

Cost of revenue:
Cost of product	13,533	6,211	35,542	14,576
Cost of support and services	3,994	1,304	9,697	2,851
Cost of ratable product and related support and services	613	390	1,813	1,446

Total cost of revenue	18,140	7,905	47,052	18,873

Gross profit	$45,170	$16,713	$113,044	$37,509

Gross margin for product	73%	68%	72%	67%
Gross margin for support and services	62%	64%	62%	61%
Gross margin for ratable product and related support and services	69%	77%	72%	70%
Total gross margin	71%	68%	71%	67%

Quarter Ended September 30, 2007 Compared to the Quarter Ended September 30, 2006: The increase in cost of product revenue was due primarily to increased hardware costs associated with higher revenue. Cost of support and services revenue increased as we added more technical support headcount domestically and abroad to support our growing customer base. Technical support and services headcount was 60 employees as of September 30, 2007 compared to 28 employees as of September 30, 2006.

Gross margins increased to 71% in the three months ended September 30, 2007 from 68% in the three months ended September 30, 2006 primarily due to higher margins on product revenue as a result of lower unit product costs that were partially offset by lower gross margins on support and services as a result of investing in technical support headcount in order to provide support to our growing customer base.

Nine Months Ended September 30, 2007 Compared to the Nine Months Ended September 30, 2006: The increase in the cost of product revenue was primarily due to increased hardware costs associated with higher revenue. The increase in cost of support and services revenue was due to increased personnel related costs as a result of increased headcount.

Gross margins increased to 71% in the nine months ended September 30, 2007 from 67% in the nine months ended September 30, 2006 primarily due to higher margins on product revenue primarily as a result of lower unit product costs.

Sales and Marketing Expenses

Sales and marketing expenses primarily include personnel costs, sales commissions, marketing programs and facilities costs.

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2007	2006	2007	2006
Sales and marketing expenses	$25,139	$12,181	$63,035	$31,768
Percent of total revenue	40%	49%	39%	56%

Quarter Ended September 30, 2007 Compared to the Quarter Ended September 30, 2006: The increase in sales and marketing expenses was primarily due to an increase in the number of sales and marketing employees, as sales and marketing headcount grew to 250 employees as of September 30, 2007 from 138 employees as of September 30, 2006. The increase in employees resulted in higher salary expense, employee related benefits and fees for recruitment of new employees. Additionally, commission expense increased in the three months ended September 30, 2007 as compared to the three months ended September 30, 2006 due to the substantial increase in revenue. Salaries, bonuses and commissions accounted for $4.9 million, marketing related activities accounted for $1.2 million, facilities and information technology expenses attributable to sales and marketing accounted for $1.3 million, and travel and entertainment expenses accounted for $964,000 of the $13.0 million increase in sales and marketing expenses. Stock-based compensation, which was $4.5 million in the three months ended September 30, 2007 compared to $1.1 million in the three months ended September 30, 2006, accounted for approximately $3.4 million of the increase in sales and marketing expenses.

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

Nine Months Ended September 30, 2007 Compared to the Nine Months Ended September 30, 2006: The increase in sales and marketing expenses was primarily due to an increase in the number of sales and marketing employees. The increase in employees resulted in higher salary expense, employee related benefits and fees for recruitment of new employees. Additionally, commission expense increased in the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006 due to the substantial increase in revenue. Salaries, bonuses and commissions accounted for $11.1 million, marketing related activities accounted for $3.1 million, facilities and information technology expenses attributable to sales and marketing accounted for $3.2 million, and travel and entertainment expenses accounted for $2.2 million of the $31.3 million increase in sales and marketing expenses. Stock-based compensation, which was $10.7 million in the nine months ended September 30, 2007 compared to $2.2 million in the nine months ended September 30, 2006, accounted for approximately $8.5 million of the increase in sales and marketing expenses.

Research and Development Expenses

Research and development expenses primarily consist of personnel costs and facilities costs. We expense research and development expenses as incurred.

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2007	2006	2007	2006
Research and development expenses	$10,890	$4,930	$27,384	$12,712
Percent of total revenue	17%	20%	17%	23%

Quarter Ended September 30, 2007 Compared to the Quarter Ended September 30, 2006: Research and development expenses increased in the three months ended September 30, 2007 compared to the three months ended September 30, 2006 due to an increase in personnel and facility-related costs as a result of research and development headcount increasing to 168 employees as of September 30, 2007 from 108 employees as of September 30, 2006. Salaries and bonuses accounted for $1.8 million and facilities and information technology expenses accounted for $1.3 million of the $6.0 million increase in research and development expenses. Stock-based compensation, which was $2.5 million in the three months ended September 30, 2007 compared to $551,000 in the three months ended September 30, 2006, accounted for $2.0 million of the increase in research and development expenses. We plan to continue to invest in research and development as we develop new products and make further enhancements to existing models.

Nine Months Ended September 30, 2007 Compared to the Nine Months Ended September 30, 2006: Research and development expenses increased in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 due to an increase in personnel and facility-related costs. Salaries and bonuses accounted for $4.0 million and facilities and information technology expenses accounted for $3.7 million of the $14.7 million increase in research and development expenses. Stock-based compensation, which was $6.0 million in the nine months ended September 30, 2007 compared to $1.2 million in the nine months ended September 30, 2006, accounted for $4.8 million of the increase in research and development expenses.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation for personnel and facilities costs related to our executive, finance, human resources, information technology and legal organizations, and fees for professional services. Professional services include legal, audit and information technology consulting costs.

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2007	2006	2007	2006
General and administrative expenses	$7,177	$2,347	$16,814	$6,014
Percent of total revenue	11%	10%	11%	11%

Quarter Ended September 30, 2007 Compared to the Quarter Ended September 30, 2006: The increase in general and administrative expenses for the three months ended September 30, 2007 compared to the three months ended September 30, 2006 is due to an increase in personnel costs, primarily as a result of headcount increasing to 69 employees as of September 30, 2007 from 29 employees as of September 30, 2006, and an increase in professional services fees. Salaries and bonuses accounted for $700,000 and professional service fees accounted for approximately $1.9 million of the $4.8 million increase in general and administrative expenses. Professional service fees increased due to increased Sarbanes-Oxley compliance fees, contract labor, information technology consulting fees and audit fees. Stock-based compensation, which was $1.6 million in the three months ended September 30, 2007 compared to $381,000 in the three months ended September 30, 2006, accounted for approximately $1.2 million of the increase in general and administrative expenses.

Nine Months Ended September 30, 2007 Compared to the Nine Months Ended September 30, 2006: The increase in general and administrative expenses for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 is due to an increase in personnel costs and an increase in professional services fees. Salaries and bonuses accounted for $1.7 million and professional service fees accounted for approximately $4.4 million of the $10.8 million increase in general and administrative expenses. Professional service fees increased due to increased Sarbanes-Oxley compliance fees, contract labor, information technology consulting fees and audit fees. Stock-based compensation, which was $3.6 million in the nine months ended September 30, 2007 compared to $867,000 in the nine months ended September 30, 2006, accounted for approximately $2.7 million of the increase in general and administrative expenses.

Other Income (Expense), Net

Other income (expense), net consists primarily of interest income, interest expense, and foreign currency exchange gains (losses).

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2007	2006	2007	2006
Interest income	$2,866	$275	$7,293	$701
Interest expense	—	(63)	—	(207)
Other	(112)	(487)	(265)	(788)

Total other income (expense), net	$2,754	$(275)	$7,028	$(294)

Quarter Ended September 30, 2007 Compared to the Quarter Ended September 30, 2006: Other income (expense), net, increased in the three months ended September 30, 2007 primarily due to interest income on higher cash balances. In September 2006, we received net IPO proceeds of $87.4 million and in February 2007, we received net follow-on public offering proceeds of $87.7 million. We did not have interest expense in the third quarter of 2007, as we paid off the balance of our credit facility on October 2, 2006.

Nine Months Ended September 30, 2007 Compared to the Nine Months Ended September 30, 2006: Other income (expense), net, increased in the nine months ended September 30, 2007 primarily due to interest income on higher cash balances. We did not have interest expense in the first three quarters of 2007, as we paid off the balance of our credit facility on October 2, 2006. Other expense decreased due to recording our preferred stock warrants to fair value in 2006 and no such adjustment was required in 2007. In the nine months ended September 30, 2006 we recognized a $644,000 charge to record our preferred stock warrants at fair value of warrant expense. Subsequent to our IPO, we were no longer required to record the warrants to fair value. Other expense in the nine months ended September 30, 2007 consists of foreign currency losses.

Provision for Income Taxes

Prior to the first quarter of 2007, we had incurred operating losses and, accordingly, had not recorded a provision for income taxes for any of the periods presented other than foreign provisions for income tax. For the three and nine months ended September 30, 2007, we generated operating profits. After applying our available net operating loss and tax credit carryforwards and considering our remaining valuation allowance, our tax provision accrued for the three and nine months ended September 30, 2007 consists of federal, foreign and state provisions for income tax.

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

For the three and nine months ended September 30, 2007, our tax provision includes a deferred tax benefit for the projected reduction in the valuation allowance as a result of forecasted taxable income and corresponding utilization of net operation losses and tax credit carryforwards. In determining future taxable income, we make assumptions to forecast federal, state and international operating income, the reversal of temporary differences, and the implementation of any feasible and prudent tax planning strategies. The assumptions require significant judgment regarding the forecasts of future taxable income, and are consistent with our forecasts used to manage our business. We intend to maintain the remaining valuation allowance until sufficient further positive evidence exists to support a reversal of, or decrease, in the valuation allowance.

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

Our effective tax rate for 2007 has fluctuated on a quarterly basis and could continue to fluctuate in the fourth quarter of 2007. Our effective tax rate is and can be affected by such items as disqualifying dispositions of stock from the Purchase Plan and incentive stock options, by changes in the valuation of our deferred tax assets or liabilities, changes in actual results versus our estimates, or by changes in tax laws, regulations, accounting principles, or interpretations thereof. In addition, we are subject to potential income tax audits on open tax years by any taxing jurisdiction for which we operate in. The taxing authorities of the most significant jurisdictions are the United States Internal Revenue Service and California Franchise Tax Board. Since all filed federal and California franchise tax returns have shown operating losses, we do not anticipate any material adjustments to the provisions relating to these returns. Currently, in accordance with the general rules of the respective tax jurisdictions, the tax years open for potential examination are 2004-2006 for federal and 2003-2006 for California.

Liquidity and Capital Resources

(in thousands)	As of September 30, 2007	As of December 31, 2006
Working capital	$223,474	$101,319
Cash and cash equivalents	169,345	105,330
Marketable securities	62,192	3,999

	Nine months ended September 30,
(in thousands)	2007	2006
Cash provided by (used in) operating activities	$35,125	$(3,635)
Cash used in investing activities	(65,959)	(5,090)
Cash provided by financing activities	94,775	106,556

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments in time deposits held at major banks, commercial paper, United States government agency discount notes, money market mutual funds and other money market securities with maturities at the date of purchase of 90 days or less.

Pursuant to certain lease agreements and as security for our merchant services agreement with our financial institution, we are required to maintain cash reserves, classified as restricted cash. Current restricted cash totaled $141,000 at September 30, 2007 and $121,000 at December 31, 2006, and long-term restricted cash totaled $3.5 million and $1.5 million at September 30, 2007 and December 31, 2006, respectively. Long-term restricted cash is included in other assets in the condensed consolidated balance sheets and consists primarily of $3.0 million held as collateral for letters of credit for the security deposit on the leases of our corporate headquarters and is restricted until the end of the lease terms on August 30, 2010 and July 31, 2014.

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

Cash provided by operating activities was $35.1 million in the nine months ended September 30, 2007 compared to cash used in operations of $3.6 million in the nine months ended September 30, 2006 primarily due to increased profitability. In the first nine months of 2006, we experienced negative cash flows from operations as we continued to expand our business and build our infrastructure domestically and internationally.

Since the fourth quarter of 2004, we have expanded our operations internationally. Our sales contracts are typically denominated in United States dollars and as such, the increase in our revenue derived from international customers has not affected our cash flows from operations. As we fund our international operations, our cash and cash equivalents are affected by changes in exchange rates. To date, the foreign currency effect on our cash and cash equivalents has not been material.

Cash Flows from Investing Activities

Cash flows used in investing activities primarily relate to investments in marketable securities and capital expenditures to support our growth.

Cash used in investing activities increased in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 due to purchases of marketable securities. Additionally, capital expenditures increased in the first nine months of 2007 compared to 2006 primarily resulting from leasehold improvement additions associated with our new corporate headquarters. Restricted cash outlays increased in the first nine months of 2007 due to the cash collateralized $1.6 million letter of credit required for the new corporate headquarters.

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

We believe that our net proceeds from operations, together with our cash balance at September 30, 2007, will be sufficient to fund our projected operating requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of expansion into new territories, the timing of introductions of new products and enhancements to existing products, and the continuing market acceptance of our products. We may enter into arrangements for potential investments in, or acquisitions of, complementary businesses, services or technologies, which also could require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Contractual Obligations

The following is a summary of our contractual obligations as of September 30, 2007:

	Total	Remaining three months of 2007	2008	2009	2010	2011 and beyond
	(in thousands)
Contractual Obligations
Operating leases	$31,765	$926	$4,894	$4,585	$4,692	$16,668
Purchase obligations (1)(2)	5,543	4,927	293	323	—	—

Total contractual obligations	$37,308	$5,853	$5,187	$4,908	$4,692	$16,668

(1)	Represents amounts associated with agreements that are enforceable, legally binding and specify terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of payment. Obligations under contracts that we can cancel without a significant penalty are not included in the table above.

(2)	Purchase obligations in the remaining three months of 2007 primarily consist of obligations under a contract manufacturing agreement.

Off-Balance Sheet Arrangements

At September 30, 2007 and December 31, 2006, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes, nor did we have any undisclosed material transactions or commitments involving related persons or entities.

Other

At September 30, 2007 and December 31, 2006, we did not have commercial commitments under lines of credit, standby repurchase obligations or other such debt arrangements.

Recent Accounting Pronouncements

See Note 12 of “Notes to Consolidated Financial Statements” for recent accounting pronouncements that could have an effect on us.

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

Interest Rate Sensitivity

We had unrestricted cash and cash equivalents totaling $169.3 million and $105.3 million at September 30, 2007 and December 31, 2006, respectively. These amounts were invested primarily in money market funds. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income. If overall interest rates had fallen by 10% in 2007, our interest income would have declined approximately $566,000 assuming consistent investment levels.

Item 4.	Controls and Procedures

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2007, the end of the period covered by this report on Form 10-Q. This evaluation (the controls evaluation) was done under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO).

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

Based upon the controls evaluation, our CEO and CFO have concluded that as of September 30, 2007, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC and to ensure that material information relating to the Company and our consolidated subsidiaries is made known to management, including the CEO and CFO.

There were no changes in our internal control over financial reporting that occurred during the third quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Internal control over financial reporting means a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

We are subject to various claims, complaints and legal actions in the normal course of business from time to time, including the Quantum lawsuit discussed separately in this Form 10-Q. There can be no assurance that existing or future legal proceedings arising in the ordinary course of business or otherwise will not have a material adverse effect on our business, consolidated financial position, results of operations or cash flow.

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

Our operating results may fluctuate due to a variety of factors, many of which are outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful. You should not rely on our past results as an indication of our future performance. In addition, revenues in any quarter are largely dependent on customer contracts entered into during that quarter. Moreover, a significant portion of our quarterly sales typically occurs during the last month of the quarter, which we believe reflects customer buying patterns of products similar to ours and other products in the technology industry generally. As a result, our quarterly operating results are difficult to predict even in the near term. If our revenue or operating results fall below the expectations of investors or securities analysts or below any guidance we may provide to the market, the price of our common stock would likely decline substantially. We are rapidly expanding the number of personnel, programs and infrastructure to accommodate and facilitate anticipated future growth. If revenues are less than anticipated, then our financial results would be adversely affected.

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

We achieved profitability for the first time in the three months ended March 31, 2007. We experienced a net loss of $15.8 million for the year ended December 31, 2006. As of September 30, 2007, our accumulated deficit was $37.4 million. We may incur significant losses in the future for a number of reasons, including those discussed in other risk factors and factors that we cannot foresee. We expect to make significant expenditures related to the development of our business, including expenditures to hire additional personnel relating to sales and marketing and technology development. In addition, as a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. We would have to generate and sustain significantly increased revenue to maintain profitability. Our revenue growth trends in prior periods are not likely to be sustainable, and we may not achieve sufficient revenue to maintain profitability.

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

Recruiting and retaining qualified channel partners and training them in our technology and product offerings requires significant time and resources. In order to develop and expand our distribution channel, we must continue to scale and improve our processes and procedures that support our channel, including investment in systems and training, and those processes and procedures may become increasingly complex and difficult to manage. We have no long-term contracts or minimum purchase commitments with any of our value-added resellers or other indirect distributors, and our contracts with these channel partners do not prohibit them from offering products or services that compete with ours. Our competitors may be effective in providing incentives to existing and potential channel partners to favor their products, to choose not to partner with us, or to prevent or reduce sales of our products. Our channel partners may choose not to offer our products exclusively or at all. Our failure to establish and maintain successful relationships with channel partners would likely materially adversely affect our business, operating results and financial condition.

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

Third parties have claimed and may in the future claim that our products or technology infringe their proprietary rights. For example, on October 9, 2007, Quantum Corporation served us with a lawsuit, filed in the United States District Court, Northern District of California, alleging patent infringement. We expect that infringement claims may increase as the number of products and competitors in our market increases and overlaps occur. In addition, as we have gained greater visibility and market exposure as a public company, we face a higher risk of being the subject of intellectual property infringement claims. Any claim of infringement by a third party, even those without merit, could cause us to incur substantial costs defending against the claim, and could distract our management from our business. Furthermore, we could be subject to a judgment or voluntarily enter into a settlement, either of which could require us to pay substantial damages. A judgment or settlement could also include an injunction or other court order that could prevent us from offering our products. In addition, we might elect or be required to seek a license for the use of such intellectual property, which may not be available on commercially reasonable terms or at all, or if available, the payments under such license may harm our operating results and financial condition. Alternatively, we may be required to develop non-infringing technology, which could require significant effort and expense and may ultimately not be successful. Any of these events pursuant to existing or future infringement claims could seriously harm our business, operating results and financial condition. Third parties may also assert infringement claims against our customers and channel partners. Any of these claims would require us to initiate or defend potentially protracted and costly litigation on their behalf, regardless of the merits of these claims, because we generally indemnify our customers and channel partners from claims of infringement of proprietary rights of third parties. If any of these claims succeed, we may be forced to pay damages on behalf of our customers or channel partners, which could have a material adverse effect on our business, operating results and financial condition.

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

Any growth in our business or the economy is likely to create greater pressures on us and our suppliers to project overall component demand accurately and to establish optimal component inventory levels. In addition, increased demand by third parties for the components we use in our products may lead to decreased availability and higher prices for those components. We carry very little inventory of our product components, and we rely on our suppliers to deliver necessary components to our contract manufacturers in a timely manner based on forecasts we provide. We rely on both purchase orders and long-term contracts with our suppliers. As a result, even if available, we may not be able to secure sufficient components at reasonable prices or of acceptable quality to build products in a timely manner, which would seriously impact our ability to deliver products to our customers, and our business, operating results and financial condition would be adversely affected.

If we fail to predict accurately our manufacturing requirements, we could incur additional costs or experience manufacturing delays which would harm our business. We are dependent on contract manufacturers, and changes to those relationships, expected or unexpected, may result in delays or disruptions that could harm our business.

We depend on independent contract manufacturers who use standard components to manufacture and assemble our products. We rely on purchase orders or long-term contracts with our contract manufacturers. Some of our contract manufacturers are not obligated to supply products to us for any specific period, in any specific quantity or at any specific price. Our orders may represent a relatively small percentage of the overall orders received by our contract manufacturers from their customers. As a result, fulfilling our orders may not be considered a priority by one or more of our contract manufacturers in the event the contract manufacturer is constrained in its ability to fulfill all of its customer obligations in a timely manner. We provide demand forecasts to our contract manufacturers. If we overestimate our requirements, the contract manufacturers may assess charges or we may have liabilities for excess inventory, each of which could negatively affect our gross margins. Conversely, because lead times for required materials and components vary significantly and depend on factors such as the specific supplier, contract terms and the demand for each component at a given time, if we underestimate our requirements, the contract manufacturers may have inadequate materials and components required to produce our products, which could interrupt manufacturing of our products and result in delays in shipments and deferral or loss of revenue.

Although the contract manufacturing services required to manufacture and assemble our products may be readily available from a number of established manufacturers, it is time consuming and costly to qualify and implement contract manufacturer relationships. Therefore, if one or more of our contract manufacturers suffers an interruption in its business, or experiences delays, disruptions or quality control problems in its manufacturing operations, or we have to choose to change or add additional contract manufacturers, our ability to ship products to our customers would be delayed and our business, operating results and financial condition would be adversely affected.

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

Developing our products is expensive, and the investment in product development may involve a long payback cycle. In the three and nine months ended September 30, 2007, our research and development expenses were $10.9 million and $27.4 million, respectively, or approximately 17% of our total revenue in these periods. Our future plans include significant investments in research and development and related product opportunities. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. These investments may take several years to generate positive returns, if ever.

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

We have expanded our operations significantly since inception and anticipate that further significant expansion will be required. This future growth, if it occurs, will place significant demands on our management, infrastructure and other resources. To manage any future growth, we will need to hire, integrate and retain highly skilled and motivated employees. We will also need to continue to improve our financial and management controls, reporting systems and procedures. We have converted to a new enterprise resource planning software system that has replaced a substantial majority of our prior finance, sales and inventory management systems. We may encounter delays or difficulties in connection with this conversion, including loss of data and decreases in productivity as our personnel become familiar with new systems. If we experience any delays or difficulties, either in connection with this new enterprise resource planning system or other controls, systems and procedures, our ability to properly run our business could be adversely affected. For example, deficiencies in our internal controls over financial reporting could result in loss of revenue, improper revenue recognition, or errors in our financial statements. If we do not effectively manage our growth, our business, operating results and financial condition would be adversely affected.

If we do not successfully anticipate market needs and develop products and product enhancements that meet those needs, or if those products do not gain market acceptance, our business and financial results will be adversely affected.

We may not be able to anticipate future market needs or be able to develop new products or product enhancements to meet such needs, either on a timely basis or at all. For example, our failure to address additional application-specific protocols, particularly if our competitors are able to provide such functionality, could adversely affect our business. In addition, any new products or product enhancements that we introduce, including our recently introduced Steelhead Mobile product, may not achieve any significant degree of market acceptance or be accepted into our sales channel by our channel partners, which would adversely affect our business, operating results and financial condition.

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

In 2005, we derived approximately 18% of our revenue from customers outside the United States. This number increased to approximately 37% in the nine months ended September 30, 2007. We have sales and technical support personnel in numerous countries worldwide. We expect to continue to add personnel in additional countries. Our international operations subject us to a variety of risks, including:

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

We also incorporate certain third-party technologies, including software programs, into our products and may need to utilize additional third-party technologies in the future. However, licenses to relevant third-party technology may not continue to be available to us on commercially reasonable terms, or at all. Therefore, we could face delays in product releases until equivalent technology can be identified, licensed or developed, and integrated into our current products. These delays, if they occur, could materially adversely affect our business, operating results and financial condition. We currently use third-party software programs in our Steelhead appliances, our Interceptor appliances, our Central Management Console appliances and our recently announced Steelhead Mobile software client and controller. For example, in our Steelhead appliances, we use third-party software to configure a storage adapter for specific redundant disk setups as well as to initialize and diagnose hardware on certain models, and in our Central Management Console and Steelhead Mobile Controller appliances we use third-party software to help manage statistics and reporting. Each of these software programs is currently available from only one vendor. As a result, any disruption in our access to these software programs could result in significant delays in our product releases and could require substantial effort to locate or develop a replacement program. If we decide in the future to incorporate into our appliances any other software program licensed from a third party, and the use of such software program is necessary for the proper operation of our appliances, then our loss of any such license would similarly adversely affect our ability to release our products in a timely fashion.

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

The trading prices of the securities of technology companies have been highly volatile. Further, our common stock has a limited trading history. Since our initial public offering in September 2006 through October 23, 2007, our stock price has fluctuated from a low of $13.60 to a high of $52.81. Factors that could affect the trading price of our common stock include, but are not limited to:

•	variations in our operating results;

•	announcements of technological innovations, new services or service enhancements, strategic alliances or significant agreements by us or by our competitors;

•	the gain or loss of significant customers;

•	recruitment or departure of key personnel;

•	changes in the estimates of our operating results or changes in recommendations by any securities analysts who follow our common stock;

•	significant sales, or announcement of significant sales, of our common stock by us or our stockholders, including our directors and executive officers;

•	announcements by or about us regarding events or news adverse to our business;

•	market conditions in our industry, the industries of our customers and the economy as a whole; and

•	adoption or modification of regulations, policies, procedures or programs applicable to our business.

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

As of September 30, 2007, our directors and executive officers and their affiliates beneficially owned, in the aggregate, approximately 28.8% of our outstanding common stock. As a result, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit your ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

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

In February 2007, we completed our follow-on public offering pursuant to a registration statement on Form S-1 (Registration No. 333-140544) which the U.S. Securities and Exchange Commission declared effective on February 22, 2007. Under this registration statement, we registered the offering and sale of 2,854,671 shares of our common stock (including 250,000 shares sold by us pursuant to the underwriters’ exercise of their over-allotment option) and another 2,645,329 shares of our common stock sold by certain selling stockholders. The offering did not terminate until after the sale of all of the shares registered on the registration statement. All of the shares of common stock issued pursuant to the registration statement, including the shares sold by the selling stockholders, were sold at a price to the public of $32.50 per share. The managing underwriters were Goldman, Sachs & Co., Deutsche Bank Securities Inc., Citigroup Global Markets Inc., and Thomas Weisel Partners LLC.

As a result of the follow-on public offering, we raised a total of $87.7 million in net proceeds after deducting underwriting discounts and commissions of $4.2 million and other offering costs of $0.9 million. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning

10% or more of any class of our equity securities, or (iii) any of our affiliates. We did not receive any proceeds from the sale of shares in the follow-on public offering by the selling stockholders.

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

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	INDEX TO EXHIBITS

Exhibit No.	Description

3.2	Restated Certificate of Incorporation. (1)

3.4	Amended and Restated Bylaws. (1)

4.2	Form of Common Stock Certificate. (1)

10.45	Form of 2006 Director Option Plan Notice of Stock Option Grant and Stock Option Agreement

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

The certification attached as Exhibit 32.1 that accompanies this Quarterly Report on Form 10-Q is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Riverbed Technology, Inc. under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

(1)	Incorporated by reference to exhibit of same number filed with the Registrant’s Registration Statement on Form S-1 (No. 333-133437) on April 20, 2006, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: October 25, 2007

RIVERBED TECHNOLOGY, INC.

By:	/s/ Jerry M. Kennelly
Jerry M. Kennelly
President and Chief Executive Officer

Dated: October 25, 2007

RIVERBED TECHNOLOGY, INC.

By:	/s/ Randy S. Gottfried
Randy S. Gottfried
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

3.2	Restated Certificate of Incorporation. (1)

3.4	Amended and Restated Bylaws. (1)

4.2	Form of Common Stock Certificate. (1)

10.45	Form of 2006 Director Option Plan Notice of Stock Option Grant and Stock Option Agreement

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

The certification attached as Exhibit 32.1 that accompanies this Quarterly Report on Form 10-Q is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Riverbed Technology, Inc. under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

(1)	Incorporated by reference to exhibit of same number filed with the Registrant’s Registration Statement on Form S-1 (No. 333-133437) on April 20, 2006, as amended.