Form 10-K
period 2007-12-31
Riverbed Technology, Inc.
filed 2008-02-15
CIK 1357326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2007

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☒    NO  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of June 29, 2007, the last business day of our most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates was $1,674,362,857 based on the number of shares held by non-affiliates of the registrant as of June 29, 2007, and based on the reported last sale price of common stock on June 29, 2007. This calculation does not reflect a determination that persons are affiliates for any other purposes.

Number of shares of common stock outstanding as of February 7, 2008: 71,332,648

Documents Incorporated by Reference: Portions of the registrant’s proxy statement relating to its 2008 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

RIVERBED TECHNOLOGY, INC.

YEAR ENDED DECEMBER 31, 2007

ANNUAL REPORT ON FORM 10-K

Forward Looking Statements

The information in this Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. For example, words such as “may,” “will,” “should,” “estimates,” “predicts,” “potential,” “continue,” “strategy,” “believes,” “anticipates,” “plans,” “expects,” “intends” and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those discussed elsewhere in this Annual Report on Form 10-K in the section titled “Risk Factors” and the risks discussed in our other Securities and Exchange Commission (SEC) filings. We undertake no obligation to publicly release any revisions to the forward-looking statements after the date of this Annual Report on Form 10-K.

Part I

Item 1.	Business

Overview

Riverbed® has developed an innovative and comprehensive solution to the fundamental problems of wide-area distributed computing. Historically, computing within an organization across wide area networks (WANs) has been plagued by poor performance, IT complexity and high cost. Our Steelhead® products enable our customers to improve the performance of their applications and access to their data across WANs, typically increasing transmission speeds by 5 to 50 times and in some cases by up to 100 times. Our products also offer the ability to simplify IT infrastructure and realize significant capital and operational cost savings. Our goal is to establish our solution as the preeminent performance and efficiency standard for organizations relying on wide-area distributed computing. We believe our products and services can provide significant benefits in millions of locations worldwide.

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

Unlike alternative approaches, our Steelhead products simultaneously address these root causes across a broad range of applications. Our products utilize our proprietary software to improve the performance of applications and access to data over distance by reducing:

•	application protocol inefficiencies through our proprietary Application Streamlining techniques;

•	network protocol inefficiencies through our proprietary Transport Streamlining techniques; and

•	bandwidth requirements through our proprietary Data Streamlining techniques and data compression.

Our Steelhead products are used at both ends of a WAN connection and are designed to be more easily and transparently integrated into existing networks than alternative products. Our products address a broad range of widely used software applications, are scalable across networks of all sizes and address the wide-area distributed computing needs of every major industry.

We were founded in May 2002. Prior to the first commercial shipments of our products in May 2004, our activities were primarily focused on research and development of a comprehensive Wide-area Data Services (WDS) solution for organizations relying on wide-area distributed computing, development of a customer and partner support program to support our product offerings and the hiring of the personnel needed to sell, market and support our products and services. Since that time, our products have been sold to more than 3,500 customers worldwide, from large global organizations with hundreds or thousands of locations to smaller organizations. We sell our products and support directly through our sales force and indirectly through distribution partners, including value-added distributors, value-added resellers (VARs), Systems Integrators and Service Providers. We operate internationally primarily through a number of wholly owned subsidiaries that are designed primarily to support our sales, marketing and support activities outside the United States.

We have achieved broad industry recognition for our innovative technology: The Wall Street Journal selected our Steelhead appliances as a winner of one of its “2005 Technology Innovation Awards.” Network Computing Magazine presented us with its “Well-Connected Award” for Remote Office Solutions in 2006, InfoWorld magazine presented us with a “Technology of the Year” award in 2005, 2006, 2007 and 2008, and in 2006 and 2007, Gartner positioned us in the Leaders’ Quadrant in the “WAN Optimization Controller (WOC) Magic Quadrant.” This report positions vendors in one of four quadrants based on the companies’ vision and ability to execute on that vision.

Industry Background

We believe there are over four million remote offices of U.S. based companies alone. We also believe millions of remote computing locations exist for companies based outside the U.S. Many of these locations represent potential sites for our products.

The WDS market provides global access to data and applications across WANs with local area network (LAN)-like performance. The WDS market is large and growing. The key drivers of demand in this market are the increasingly geographically distributed nature of organizations and employees, the growing business dependence on application performance and real-time access to data and the increasing desirability of consolidation of IT resources to achieve compelling cost, management and data protection benefits.

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

Although many companies have attempted to solve these problems solely by adding bandwidth, we believe these performance problems can best be solved by addressing not only bandwidth challenges but also, and usually more importantly, the effects of latency and protocol chattiness:

•

Latency and protocol chattiness — “Latency” is the amount of time it takes data to travel distances across a WAN. “Chattiness” refers to the numerous interactions between clients and servers that are often required by applications or network transport protocols to complete an operation or transfer data. When combined in geographically distributed computing environments, latency and chattiness can result in dramatically slower performance. For example, a simple request to open a file may require hundreds if not thousands of sequential round-trip interactions that, when aggregated, can result in substantial delays. This problem arises from two distinct sources:

–	Application protocol chattiness — Many business applications were designed for optimal use within LAN environments and employ unique communications procedures that cause high chattiness, resulting in slow performance for the end-user when transmitted over a WAN; and

–	Network protocol chattiness — Transmission Control Protocol (TCP), the underlying transport protocol for most WAN traffic, divides data into relatively small packets that are sent sequentially across the WAN, and require return acknowledgement from the recipient. These numerous round trips across the WAN can result in slow performance for the end-user.

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

Deployment of Point Products

Our competitors have designed products that fail to address all of the root causes of wide-area distributed computing problems for a broad range of applications. Such products, which we refer to as point products, include:

•

Caching — Cache-based architectures are application specific, and accordingly only improve the performance of applications for which they are written. For example, wide area file services (WAFS) approaches only address poor performance of file-based applications. Caches store frequently accessed data objects (files, web pages or attachments) locally at remote locations and replicate and synchronize that data with servers, but this approach has limitations. For instance, when an end-user changes and renames a data object, caches no longer recognize that this data object has moved across the network and cannot optimize its transfer. In addition, caching approaches have inflexible architectures with limited ability to extend to other applications and also increase the risk of data inconsistency; and

•

WAN optimization — WAN optimization products, which typically offer some combination of compression, TCP optimization and quality-of-service functions, can result in a reduction of network congestion and more efficient utilization of bandwidth. However, other WAN optimization products typically do not address application chattiness as comprehensively as we do and many do not provide for continued access to remote files during WAN failures.

In addition to their limited application, these point products often involve deployment and operational complexities that cause network disruption, and inefficiency, and difficulties scaling to large numbers of locations. They may often require server or client re-configuration, or complex pre-installation configuration that demands significant amounts of time from IT personnel.

Over time, point-product vendors have attempted to incorporate additional functionality to solve for their limitations. These amalgamations of legacy approaches with additional layers of features often suffer from the same underlying issues with their legacy underpinnings; insufficient performance improvement over a broad spectrum of data networking traffic, scaling difficulties, and deployment and operational complexity.

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

The Riverbed Solution

We have developed an innovative and comprehensive solution that broadly addresses the inter-related root causes of poor performance of wide-area distributed computing: latency and protocol chattiness, and bandwidth limitations. By simultaneously addressing these causes, we are able to improve significantly the performance of applications and access to data across WANs and enable the consolidation of costly IT infrastructure. Our WDS solution consists of the Riverbed Optimization System (RiOS™), our proprietary software that is embedded on a general purpose hardware computing platform to form our Steelhead appliances. We also embed RiOS in our Steelhead Mobile software designed for use on mobile worker laptop computers.

Through the application of our proprietary technology, our WDS solution simultaneously addresses each of these root causes of poor WAN performance:

•	Application protocol chattiness — Our Application Streamlining technology significantly reduces unnecessary protocol chattiness for a broad range of applications;

•

Network protocol chattiness — Our Transport Streamlining technology employs a variety of techniques to significantly improve TCP performance. Our technology allows more data to be transmitted in each trip, which reduces the number of trips required; and

•

Bandwidth limitations — Our Data Streamlining technology employs sophisticated data mapping and pattern recognition techniques to minimize the amount of redundant data traversing WAN connections. Our products detect requests for redundant information and send very little more than the data that has actually been modified over the WAN.

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

Products

Our Steelhead appliances consist of our RiOS proprietary software that is embedded on a general purpose hardware computing platform. Our line of Steelhead appliances addresses the needs of customers ranging from small office deployments to large headquarters and datacenter locations. The U.S. list prices for our 13 Steelhead appliance models currently range from $3,495 to $119,995.

Our Central Management Console (CMC) is a complementary product designed to centrally manage many Steelhead appliances distributed across a WAN, simplifying the tasks of deploying,

configuring, monitoring, reporting and upgrading large numbers of Steelhead appliances. The U.S. list prices of our CMC appliances currently range from $4,995 to $49,995.

Our InterceptorTM is a complementary product designed to enable flexible and scalable deployment of a cluster of Steelhead appliances in complex, high traffic data center environments without requiring complex network reconfiguration, making the deployment of a Riverbed-based solution simpler, faster and more scalable than alternatives. The U.S. list price of our Interceptor appliance is currently $34,995.

In addition to accelerating the performance of applications across the WAN, Steelhead and CMC products utilize our Management Streamlining technology to simplify deployment, configuration, management, and ongoing maintenance, thereby lowering the total cost of ownership of our products. Management Streamlining offers the following benefits:

•

Ease of deployment — Our products are designed to be more easily and seamlessly integrated into networks than alternative approaches with full support for most existing routing and networking configurations. Steelhead products can automatically detect each other within an organization’s WAN and be automatically configured across WAN links to begin optimizing data without the need to manually set up complicated appliance-to-appliance network tunnels; and

•

Simplified management — Our products simplify remote-site appliance management by enabling remote configuration, management and updating of Steelhead products. In addition, our products also provide performance reporting capabilities necessary to deliver relevant performance information to centralized IT resources.

In August 2007, we launched Steelhead Mobile, a software product that incorporates RiOS to accelerate the performance of applications and access to data from mobile worker laptops. The U.S. list price of a Steelhead Mobile software license is approximately $350 per concurrently connected end-user. A customer must have at least one Steelhead Appliance in their network to which Steelhead Mobile will connect. A Steelhead Mobile Controller appliance is used to manage Steelhead Mobile connections. The U.S. list price for a Steelhead Mobile Controller bundled with 30 Steelhead Mobile licenses is currently $12,995.

Technology

The Riverbed Optimization System (RiOS) is our proprietary software platform that provides the core intelligence for our Steelhead products. To achieve performance improvements across a broad range of applications, RiOS integrates four key sets of technologies: Data Streamlining, Transport Streamlining, Application Streamlining and Management Streamlining.

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

In a non-optimized WAN setting, each time data is requested by a remote user, all of the data must be sent across the WAN, regardless of whether identical data (or an insignificantly modified version of the data) has previously been sent. In wide-area distributed computing environments where Steelhead products have been deployed, all of the requested data must be sent across the WAN only the first time data is requested by a user, at which time that data is stored by the Steelhead products on both sides of the network. In subsequent requests, redundant data segments will not be sent regardless of what application is requesting the data or which user is making the request. The detection of repetitive data patterns is very granular, with a typical segment of data being as small as approximately 100 bytes. This fine level of granularity enables Steelhead products to detect tiny changes in files, e-mails, web pages and other application data, sending only those changes across the WAN.

Each end-user request for data is sent directly to the intended authoritative application server as opposed to a cache that typically utilizes a copy of the data. Our Steelhead product intercepts the server response, identifies redundant data patterns and then sends only the new segments across the WAN to the end-user. All of the existing segments are represented by references which point to those already existing segments stored on the end-user side of the WAN connection. In this way, significantly less traffic needs to be sent to deliver large amounts of data to the end-user. In addition, this approach eliminates data consistency issues inherent in cache-based approaches.

Transport Streamlining

Transport Streamlining enhances the performance of the TCP protocol by increasing the amount of data carried per TCP round trip, thereby reducing the number of round trips required to move a given amount of data over the WAN. We accomplish this by both increasing the default TCP payload and by filling the window with references to data rather than actual data.

We also enhance TCP performance by reducing the time associated with creating new TCP connections (especially for small, short-lived transfers), adapting transfer parameters based on real-time network characteristics and assigning priority for necessary packet resends due to packet loss. A component of Transport Streamlining, High Speed TCP, also addresses the TCP chattiness and latency that is particularly pronounced in high speed connections (for example OC-12 (622 Mbps)). Another component of transport streamlining, MXTCP, is designed to address private networks with packet loss.

Application Streamlining

Application Streamlining provides a further mechanism to enhance the performance of specific applications. Many applications were designed for use over a LAN and require hundreds to thousands of interactions between client and server to execute even simple requests, such as opening a file. By understanding the semantics of particular application protocols, Steelhead products reduce chattiness, collapsing hundreds of client-server interactions into a few round trips over the WAN.

While most important business applications that run over TCP immediately benefit from Data Streamlining and Transport Streamlining, Application Streamlining enables us to add additional acceleration for specific applications. We have built specific Application Streamlining modules that support file, e-mail, web, ERP, and database application protocols (CIFS, MAPI, HTTP, Oracle 11i, SSL, NFS and MS-SQL). We have also built special modules to address protocol inefficiencies for common storage back-up and replication applications. We believe these applications are especially inefficient in wide-area distributed computing. We have designed our architecture to enable additional Application Streamlining modules to be incorporated easily over time.

Management Streamlining

Management Streamlining allows for simplified implementation and administration of our Steelhead products. Unlike alternative approaches which usually require changes to clients, servers, routers and switches or the addition of an overlay network of tunnels, Steelhead products are designed to be transparently installed in existing IT infrastructure with minimal administration. The auto-discovery capabilities of RiOS allow our Steelhead products to identify automatically all Steelhead products on the WAN, typically without a need to reconfigure any network infrastructure. Our products automatically intercept WAN traffic without any further configuration requirements to applications, clients, or other network infrastructure, while allowing non-optimized traffic to simply pass through.

Our RiOS software provides IT administrators with simplified management of Steelhead products through Command Line Interface (CLI), Graphical User Interface (GUI) and an optional Central Management Console.

Other key elements of Management Streamlining include touchless configuration options, over-the-wire software upgrades for Steelhead products, singular and grouped appliance management and customizable reporting analytics.

Customers

Our products have been sold to over 3,500 customers worldwide in every major industry, including manufacturing, finance, technology, government, architecture, engineering and construction, professional services, utilities, healthcare and pharmaceuticals, media and retail. Our products are deployed in a wide range of organizations, from large global organizations with hundreds or thousands of locations to smaller organizations with few locations. During the years ended December 31, 2005, 2006 and 2007, no single customer accounted for 10% or more of our consolidated revenue.

Sales and Marketing

We sell our products and support through indirect distribution partners and our field sales force:

•

Indirect distribution partners — We have over 500 channel partners worldwide, primarily VARs and System Integrators. These partners help market and sell our products to a broad array of organizations and allow us to leverage our field sales force; and

•	Field sales force — We have a field sales force that is responsible for managing all direct and indirect sales within each of our geographic territories.

Our marketing activities include lead generation, advertising, website operations, direct marketing, public relations, technology conferences and trade shows.

Support and Services

We offer tiered customer support programs depending upon the service needs of our customers’ deployments. Support contracts provide customers rights to unspecified software product upgrades and maintenance releases issued when and if available during the support period. Product support includes internet access to technical content, as well as telephone access to technical support personnel. Support contracts typically have a one year term. We have support centers in New York, San Francisco Bay Area, Amsterdam area, London area, Singapore and Tokyo, which enable us to respond at all times. As we expand internationally, we plan to continue to hire additional technical support personnel to service our growing international customer base.

Primary product support for customers of our indirect distribution partners is often provided by the partners themselves and we provide back-up support.

Our product sales include a warranty on hardware and software. Hardware is typically warranted against material defects for 12 months. Software is typically warranted to meet published specifications for a period of 90 days.

Research and Development

Continued investment in research and development is critical to our business. To this end, we have assembled a team of engineers with expertise in various fields, including networking, applications, storage and systems management. We have invested significant time and financial resources into the development of our products. We plan to expand our product offerings and solutions capabilities in the future and plan to dedicate significant resources to these continued research and development efforts. Further, as we expand internationally and into different sectors, we may incur additional costs to conform our products to comply with local laws or local product specifications.

Research and development expenses were $39.7 million, $19.2 million, and $8.1 million in 2007, 2006, and 2005, respectively.

Manufacturing

We outsource manufacturing of all hardware products. Our manufacturers provide us with limited warranties to cover general component failures, and our larger manufacturing partners provide specific quality control processes and replacement cycle time commitments. In addition, the lead times associated with certain components are lengthy and make rapid changes in quantity requirements and delivery schedules difficult. Although we outsource manufacturing operations for cost-effective scale and flexibility, we perform rigorous quality control testing intended to ensure the reliability of Steelhead appliances once deployed. We provide long term forecasts to our manufacturing partners and we maintain oversight of their supply chain activities.

Shortages in components that we use in our products are possible and our ability to predict the availability of such components may be limited. Some of these components are available only from single or limited sources of supply. Our ability to timely deliver products to our customers would be materially adversely impacted if we needed to qualify replacements for any of a number of the components used in our products.

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

We believe we are currently the only provider of a comprehensive WDS solution. However, a large number of vendors have made acquisitions to enter the WDS market and continue to invest in this area.

Our primary competitors include Cisco Systems (through its Actona acquisition), Juniper Networks (through its Peribit Networks acquisition), Packeteer (through its Tacit Networks acquisition), BlueCoat Systems, F5 Networks (through its Swan Labs acquisition) and Citrix Systems (through its Orbital Data acquisition). We also face competition from a large number of smaller private companies and new market entrants.

We believe that we compete favorably in each of the sub-segments of WAN optimization and WAFS in addition to being the only provider of a comprehensive WDS solution. As we have a purpose-built architecture, compared to many vendors attempts to combine separate technology elements, we believe we have a significant advantage in performance, ease-of-use, and ability to scale to large numbers of locations and employees.

Intellectual Property

Our success as a company depends upon our ability to protect our core technology and intellectual property. To accomplish this, we rely on a combination of intellectual property rights, including patents, trade secrets, copyrights and trademarks, as well as customary contractual protections.

We have been granted three United States patents for our Content-Based Segmentation Scheme (which covers aspects of our Data Streamlining), one United States patent for aspects of our Transaction Accelerator system (the architectural framework of RiOS), and one United States patent for our Cooperative Proxy Auto-Discovery and Connection Interception methods and apparatus. The granted United States patents will expire in 2022 or 2023. United States patent filings are intended to provide the holder with a right to exclude others from making, using, selling or importing in the U.S. the inventions covered by the claims of granted patents. We have United States provisional and non-provisional patent applications pending, as well as counterparts pending in other jurisdictions around the world. We do not know whether any of our pending patent applications will result in the issuance of patents or whether the examination process will require us to narrow our claims. Our granted United States patents, and to the extent any future patents are issued, any such future patents may be contested, circumvented or invalidated over the course of our business, and we may not be able to prevent third parties from infringing these patents. Therefore, the exact effect of having a patent cannot be predicted with certainty.

Our three registered trademarks in the United States are Riverbed, Steelhead and Riverbed (stylized). Our three registered trademarks in Japan are Riverbed, Steelhead and Riverbed (stylized). Our two registered trademarks in the European Community are Steelhead and Riverbed (stylized). We also have United States trademark applications pending to register Riverbed (stylized), RiOS, Interceptor, THINK FAST and the Riverbed Design mark, and a European Community trademark application pending for the mark Riverbed.

In addition to the foregoing protections, we generally control access to and use of our proprietary software and other confidential information through the use of internal and external controls, including contractual protections with employees, contractors, customers and partners, and our software is protected by United States and international copyright laws.

We also incorporate third-party software programs into our products pursuant to license agreements. These software programs enable us, for example, to configure a storage adapter for specific redundant disk setups, initialize and diagnose hardware on certain models, and help manage statistics and reporting. Any disruption in our access to these software programs could result in significant delays in our product releases and could require substantial effort to locate or develop a replacement program.

Employees

As of December 31, 2007, we had 623 employees in offices in all major geographies. Of these, 285 were engaged in sales and marketing, 181 in research and development, 69 in support and services, 83 in finance and administration and 5 in manufacturing. None of our U.S. employees are represented by labor unions; however, in certain international subsidiaries workers councils represent our employees. We consider current employee relations to be good.

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

Set forth below and elsewhere in this Annual Report on Form 10-K, and in other documents we file with the SEC, are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Annual Report on Form 10-K. Because of the following factors, as well as other variables affecting our operating results, past financial performance should not be considered as a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods.

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

Our quarterly and annual operating results have varied significantly in the past and will vary significantly in the future, which makes it difficult for us to predict our future operating results. Our operating results may fluctuate due to a variety of factors, many of which are outside of our control, including the changing U.S. and global economic environment, and any of which may cause our stock price to fluctuate. As a result, comparing our operating results on a period-to-period basis may not be meaningful. You should not rely on our past results as an indication of our future performance. In addition, revenues in any quarter are largely dependent on customer contracts entered into during that quarter. Moreover, a significant portion of our quarterly sales typically occurs during the last month of the quarter, which we believe reflects customer buying patterns of products similar to ours and other products in the technology industry generally. As a result, our quarterly operating results are difficult to predict even in the near term and a delay in an anticipated sale past the end of a particular quarter may negatively impact our results of operations for that quarter, or in some cases, that year. A delay in the recognition of revenue, even from just one account, may have a significant negative impact on our results of operations for a given period. If our revenue or operating results fall below the expectations of investors or securities analysts or below any guidance we may provide to the market, the price of our common stock would likely decline substantially. Such a decline could occur, and has occurred in the past, even when we have met our publicly stated revenue and/or earnings guidance. We are rapidly expanding the number of personnel, programs and infrastructure to accommodate and facilitate anticipated future growth. If revenues are less than anticipated, then our financial results would be adversely affected.

In addition to other risk factors listed in this “Risk Factors” section, factors that may affect our operating results include, but are not limited to:

•

fluctuations in demand, including due to seasonality, for our products and services. For example, many companies in our industry experience adverse seasonal fluctuations in customer spending patterns, particularly in the first and third quarters; we have experienced these seasonal fluctuations in the past and expect that this trend will continue in the future;

•	fluctuations in sales cycles and prices for our products and services;

•	reductions in customers’ budgets for information technology purchases and delays in their purchasing cycles;

•	general economic conditions in our domestic and international markets;

•	limited visibility into customer spending plans;

•	changing market conditions, including current and potential customer consolidation;

•	customer concentration;

•

the timing of recognizing revenue in any given quarter as a result of software revenue recognition rules, including the extent to which sales transactions in a given period are unrecognizable until a future period or, conversely, the satisfaction of revenue recognition rules in a given period resulting in the recognition of revenue from transactions initiated in prior periods;

•	the sale of our products in the timeframes we anticipate, including the number and size of orders, and the product mix within any such orders, in each quarter;

•	our ability to develop, introduce and ship in a timely manner new products and product enhancements that meet customer requirements;

•	the timing of product releases or upgrades by us or by our competitors;

•	any significant changes in the competitive dynamics of our markets, including new entrants or substantial discounting of products;

•	our ability to control costs, including our operating expenses and the costs of the components we purchase;

•	volatility in our stock price, which may lead to higher stock compensation expenses pursuant to Statement of Financial Accounting Standards No. 123(R); and

•

unpredictable fluctuations in our effective tax rate due to disqualifying dispositions of stock from the employee stock purchase plan and stock options, changes in the valuation of our deferred tax assets or liabilities, changes in actual results versus our estimates, or changes in tax laws, regulations, accounting principles, or interpretations thereof.

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

Competitive products may in the future have better performance, more and/or better features, lower prices and broader acceptance than our products. Many of our current or potential competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, sales, marketing and other resources than we do. Potential customers may prefer to purchase from their existing suppliers rather than a new supplier regardless of product performance or features. Currently, we face competition from a number of established companies, including Cisco Systems (which acquired Actona Technologies), Juniper Networks (which acquired Peribit Networks), Packeteer (which acquired Tacit Networks), Blue Coat Systems , F5 Networks (which acquired Swan Labs), and Citrix Systems (which acquired Orbital Data). We also face competition from a large number of smaller private companies and new market entrants.

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

We rely heavily on indirect distribution partners to sell our products. Disruptions to, or our failure to effectively develop and manage, our distribution channels and the processes and procedures that support them could harm our business.

Our future success is highly dependent upon establishing and maintaining successful relationships with a variety of indirect distribution partners, including value-added resellers. A substantial majority of our revenue is derived through indirect channel sales and we expect indirect channel sales to continue to account for a substantial majority of our total revenue. Accordingly, our revenue depends in large part on the effective performance of these channel partners, and the loss of or reduction in sales to our channel partners could materially reduce our revenues. By relying on indirect channels, we may have little or no contact with the ultimate users of our products, thereby making it more difficult for us to establish brand awareness, ensure proper delivery and installation of our products, service ongoing customer requirements and respond to evolving customer needs. In addition, we recognize a large portion of our revenue based on a sell-through model using information regarding the end user customers that is provided by our channel partners. If those channel partners provide us with inaccurate or untimely information, the amount or timing of our revenues could be adversely impacted.

Recruiting and retaining qualified channel partners and training them in our technology and product offerings requires significant time and resources. In order to develop and expand our distribution channel, we must continue to scale and improve our processes and procedures that support our distribution channel, including investment in systems and training, and those processes and procedures may become increasingly complex and difficult to manage. We have no long-term contracts or minimum purchase commitments with any of our value-added resellers or other indirect distributors, and our contracts with these channel partners do not prohibit them from offering products or services that compete with ours. Our competitors may be effective in providing incentives to existing and potential channel partners to favor their products, to choose not to partner with us, or to prevent or reduce sales of our products. Our channel partners may choose not to offer our products exclusively or at all. If we fail to maintain successful relationships with our channel partners, fail to develop new relationships with channel partners in new markets or expand the number of channel partners in existing markets, fail to manage, train or motivate existing channel partners effectively or if these channel partners are not successful in their sales efforts, sales of our products may decrease and our business, operating results and financial condition would be materially adversely affected.

Adverse economic conditions or reduced information technology spending may harm our business.

Our business depends on the overall demand for information technology, and in particular for Wide-area Data Services, and on the economic health and general willingness to make capital commitments of our current and prospective customers. The market we serve is emerging and the purchase of our products involves material changes to established purchasing patterns and policies. In addition, the purchase of our products is often discretionary and may involve a significant commitment of capital and other resources. In addition, our operating expenses are largely based on anticipated revenue trends and a high percentage of our expenses are, and will continue to be, fixed in the short-term. Uncertainty about future economic conditions makes it difficult to forecast operating results and to make decisions about future investments. Weak economic conditions, or a reduction in information technology spending even if economic conditions improve, would likely harm our business and operating results in a number of ways, including longer sales cycles, lower prices for our products and services and reduced unit sales.

We expect our gross margins to vary over time and our recent level of product gross margin may not be sustainable.

Our product gross margins vary from quarter to quarter and the recent level of gross margins may not be sustainable and may be adversely affected in the future by numerous factors, including product or sales channel mix shifts, increased price competition, increases in material or labor costs, excess product component or obsolescence charges from our contract manufacturers, increased costs due to changes in component pricing or charges incurred due to component holding periods if our forecasts do not accurately anticipate product demand, warranty related issues, or our introduction of new products or entry into new markets with different pricing and cost structures.

We rely on third parties to perform shipping and other logistics functions on our behalf. A failure or disruption at a logistics partner would harm our business.

Currently, we use third party logistics partners to perform storage, packaging, shipment and handling for us. We intend to utilize additional logistics service providers in connection with any expansion of our international sales. Although the logistics services required by us may be readily available from a number of providers, it is time consuming and costly to qualify and implement these relationships. If one or more of our logistics partners suffers an interruption in its business, or experiences delays, disruptions or quality control problems in its operations, or we choose to change or add additional logistics partners, our ability to ship products to our customers would be delayed and our business, operating results and financial condition would be adversely affected.

We are susceptible to shortages or price fluctuations in our supply chain. Any shortages or price fluctuations in components used in our products could delay shipment of our products.

Shortages in components that we use in our products are possible and our ability to predict the availability of such components may be limited. Some of these components are available only from limited sources of supply. For example, our Steelhead appliances depend on network bypass cards to provide a fail-to-wire capability. These bypass cards use high speed relays available only from a limited number of vendors. In addition, our ability to timely deliver products to our customers would be harmed if we needed to qualify replacements for the systems, motherboards, chassis and storage adapters used in our appliances. We would be similarly impacted by shortages in the availability, or the complete unavailability, of the central processing units, bypass cards, disks, memory, fans and power supplies that we use in our appliances. Specifically, the unavailability of any of these components would prevent us from shipping products because each of these components is necessary to the proper functioning of our appliances. In addition, the lead times associated with certain components are lengthy and preclude rapid changes in quantity requirements and delivery schedules.

Any growth in our business or the economy is likely to create greater pressures on us and our suppliers to project overall component demand accurately and to establish optimal component inventory levels. In addition, increased demand by third parties for the components we use in our products may lead to decreased availability and higher prices for those components. We carry very little inventory of our product components, and we rely on our suppliers to deliver necessary components to our contract manufacturers in a timely manner based on forecasts we provide. We rely on both purchase orders and long-term contracts with our suppliers. As a result, even if available, we may not be able to secure sufficient components at reasonable prices or of acceptable quality to build products in a timely manner, which would seriously impact our ability to deliver products to our customers, and impact our revenue.

If we fail to predict accurately our manufacturing requirements, we could incur additional costs or experience manufacturing delays which would harm our business. We are dependent on contract manufacturers, and changes to those relationships, expected or unexpected, may result in delays or disruptions that could harm our business.

We depend on independent contract manufacturers to manufacture and assemble our products. We rely on purchase orders or long-term contracts with our contract manufacturers. Some of our contract manufacturers are not obligated to supply products to us for any specific period, in any specific quantity or at any specific price. Our orders may represent a relatively small percentage of the overall orders received by our contract manufacturers from their customers. As a result, fulfilling our orders may not be considered a priority by one or more of our contract manufacturers in the event the contract manufacturer is constrained in its ability to fulfill all of its customer obligations in a timely manner. We provide demand forecasts to our contract manufacturers. If we overestimate our requirements, the contract manufacturers may assess charges or we may have liabilities for excess inventory, each of which could negatively affect our gross margins. Conversely, because lead times for required materials and components vary significantly and depend on factors such as the specific supplier, contract terms and the demand for each component at a given time, if we underestimate our requirements, the contract manufacturers may have inadequate materials and components required to produce our products, which could interrupt manufacturing of our products and result in delays in shipments and deferral or loss of revenue.

Although the contract manufacturing services required to manufacture and assemble our products may be readily available from a number of established manufacturers, it is time consuming and costly to qualify and implement contract manufacturer relationships. Therefore, if one or more of our contract manufacturers suffers an interruption in its business, or experiences delays, disruptions or quality control problems in its manufacturing operations, or we choose to change or add additional contract manufacturers, our ability to ship products to our customers would be delayed.

If functionality similar to that offered by our products is incorporated into existing network infrastructure products, organizations may decide against adding our products to their network, which would harm our business.

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

We depend on our ability to protect our proprietary technology. We rely on trade secret, patent, copyright and trademark laws and confidentiality agreements with employees and third parties, all of which offer only limited protection. Despite our efforts, the steps we have taken to protect our proprietary rights may not be adequate to preclude misappropriation of our proprietary information or infringement of our intellectual property rights, and our ability to police such misappropriation or infringement is uncertain, particularly in countries outside of the United States. Further, with respect to patent rights, we do not know whether any of our pending patent applications will result in the issuance of patents or whether the examination process will require us to narrow our claims, and even if patents are issued, they may be contested, circumvented or invalidated over the course of our business. Moreover, the rights granted under any issued patents may not provide us with proprietary protection or competitive advantages, and competitors may be able to develop similar or superior technologies to our own now or in the future. Protecting against the unauthorized use of our products, trademarks and other proprietary rights is expensive, difficult and, in some cases, impossible. Litigation has been necessary and may be necessary in the future to enforce or defend our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. For example, on November 13, 2007, we served Quantum Corporation with a lawsuit, filed in the United States District Court, Northern District of California, alleging patent infringement. Also, on January 9, 2008, we filed an action in the United States District Court, Delaware, against Quantum Corporation and certain of its subsidiaries seeking a declaratory judgment of non-infringement and invalidity with respect to a certain patent owned by Quantum Corporation and/or certain of its subsidiaries. Such litigation could result in substantial costs and diversion of management resources, either of which could harm our business, operating results and financial condition. Furthermore, many of our current and potential competitors have the ability to dedicate substantially greater resources to enforce their intellectual property rights than we do. Accordingly, despite our efforts, we may not be able to prevent third parties from infringing upon or misappropriating our intellectual property.

Claims by others that we infringe their proprietary technology could harm our business.

Our industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patent and other intellectual property rights. In the ordinary course of our business, we are involved in disputes and licensing discussions with others regarding their claimed proprietary rights and cannot assure you that we will always successfully defend ourselves against such claims. Third parties have claimed and may in the future claim that our products or technology infringe their proprietary rights. For example, on October 9, 2007, Quantum Corporation served us with a lawsuit, filed in the United States District Court, Northern District of California, alleging patent infringement. Also, on or about February 13, 2008, Quantum Corporation filed a lawsuit against us in the United States District Court, Northern District of California, alleging patent infringement of an additional patent. We expect that infringement claims may increase as the number of products and competitors in our market increases and overlaps occur. In addition, as we have gained greater visibility and market exposure as a public company, we face a higher risk of being the subject of intellectual property infringement claims. Any claim of infringement by a third party, even those without merit, could cause us to incur substantial costs defending against the claim, and could distract our management from our business. Furthermore, we could be subject to a judgment or voluntarily enter into a settlement, either of which could require us to pay substantial damages. A judgment or settlement could also include an injunction or other court order that could prevent us from offering our products. In addition, we might elect or be required to seek a license for the use of third party intellectual property, which may not be available on commercially reasonable terms or at all, or if available, the payments under such license may harm our operating results and financial condition. Alternatively, we may be required to develop non-infringing technology, which could require significant effort and expense and may ultimately not be successful. Any of these events pursuant to existing or future infringement claims could seriously harm our business, operating results and financial condition. Third parties may also assert infringement claims against our customers and channel partners. Any of these claims would require us to initiate or defend potentially protracted and costly litigation on their behalf, regardless of the merits of these claims, because we generally indemnify our customers and channel partners from claims of infringement of proprietary rights of third parties. If any of these claims succeed, or if we voluntarily enter into a settlement, we may be forced to pay damages on behalf of our customers or channel partners, which could have a material adverse effect on our business, operating results and financial condition.

Our sales cycles can be long and unpredictable, and our sales efforts require considerable time and expense. As a result, our revenue is difficult to predict and may vary substantially from quarter to quarter.

The timing of our revenue is difficult to predict. Our sales efforts involve educating our customers about the use and benefit of our products, including their technical capabilities and potential cost savings to an organization. Customers typically undertake a significant evaluation process that has in the past resulted in a lengthy sales cycle, in some cases over twelve months. Also, as our distribution strategy has evolved into a channel model, utilizing value-added resellers, distributors, systems integrators and service providers, the level of variability in the length of sales cycle across transactions may increase and make it more difficult to predict the timing of many of our sales transactions. We spend substantial time, effort and money in our sales efforts without any assurance that our efforts will produce any sales. In addition, product purchases are frequently subject to budget constraints, multiple approvals, and unplanned administrative, processing and other delays. If sales expected from a specific customer for a particular quarter are not realized in that quarter or at all, revenue may be harmed and we may miss our stated guidance for that period.

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

Developing our products is expensive, and the investment in product development may involve a long payback cycle or may not generate additional revenue at all. In the year ended December 31, 2007, our research and development expenses were $39.7 million, or approximately 17% of our total revenue. Our future plans include significant investments in research and development and related product opportunities. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. These investments may take several years to generate positive returns, if ever.

Our ability to sell our products is highly dependent on the quality of our support and services offerings, and our failure to offer high quality support and services would harm our operating results and reputation.

Once our products are deployed within our customers’ networks, our customers depend on our support organization to resolve any issues relating to our products. A high level of support is critical for the successful marketing and sale of our products. If we or our channel partners do not effectively assist our customers in deploying our products, succeed in helping our customers quickly resolve post-deployment issues, and provide effective ongoing support, it would adversely affect our ability to sell our products to existing customers and could harm our reputation with potential customers. In addition, as we expand our operations internationally, our support organization will face additional challenges including those associated with delivering support, training and documentation in languages other than English. As a result, our failure to maintain high quality support and services would harm our operating results and reputation.

If we fail to manage future growth effectively, our business would be harmed.

We have expanded our operations significantly since inception and anticipate that further significant expansion will be required. This future growth, if it occurs, will place significant demands on our management, infrastructure and other resources. To manage any future growth, we will need to hire, integrate and retain highly skilled and motivated employees. We will also need to continue to improve our financial and management controls, reporting systems and procedures. We have converted to a new enterprise resource planning software system that has replaced a substantial majority of our prior finance, sales and inventory management systems. We may encounter delays or difficulties as a result of this conversion, including loss of data and decreases in productivity as our personnel become familiar with new systems. If we experience any delays or difficulties, either in connection with this new enterprise resource planning system or other controls, systems and procedures, our ability to properly run our business could be adversely impacted. For example, deficiencies in our internal controls over financial reporting could result in loss of revenue, improper revenue recognition, or errors in our financial statements. If we do not effectively manage our growth, our business would be harmed.

If we do not successfully anticipate market needs and develop products and product enhancements that meet those needs, or if those products do not gain market acceptance, our business and operating results will be harmed.

We may not be able to anticipate future market needs or be able to develop new products or product enhancements to meet such needs, either on a timely basis or at all. For example, our failure to address additional application-specific protocols, particularly if our competitors are able to provide such functionality, could harm our business. In addition, our inability to diversify beyond our current product offerings could adversely affect our business. Any new products or product enhancements that we introduce, including our recently introduced Steelhead Mobile product, may not achieve any significant degree of market acceptance or be accepted into our sales channel by our channel partners, which would adversely affect our business and operating results.

Organizations are increasingly concerned with the security of their data, and to the extent they elect to encrypt data being transmitted from the point of the end-user in a format that we’re not able to decrypt, rather than only across the WAN, our products will become less effective.

Our products are designed to remove the redundancy associated with repeated data requests over a WAN, either through a private network or a virtual private network (VPN). The ability of our products to reduce such redundancy depends on our products’ ability to recognize the data being requested. Our products currently detect and decrypt some forms of encrypted data. Since most organizations currently encrypt most of their data transmissions only between sites and not on the LAN, the data is not encrypted when it passes through our products. For those organizations that elect to encrypt their data transmissions from the end-user to the server in a format that we’re not able to decrypt, our products will offer little performance improvement unless we are successful in incorporating additional functionality into our products that address those encrypted transmissions. Our failure to provide such additional functionality could limit the growth of our business and harm our operating results.

If our products do not interoperate with our customers’ networks, installations will be delayed or cancelled, which would harm our business.

Our products must interoperate with our customers’ existing networks, which often have different specifications, utilize multiple protocol standards and products from multiple vendors, and contain multiple generations of products that have been added over time. If we find errors in the existing software or defects in the hardware used in our customers’ networks or problematic network configurations or settings, as we have in the past, we may have to modify our software or hardware so that our products will interoperate with our customers’ networks. This could cause longer installation times for our products and could cause order cancellations, either of which would adversely affect our business, operating results and financial condition. In addition, government and other customers may require our products to comply with certain security or other certifications and standards. If our products are late in achieving or fail to achieve compliance with these certifications and standards, or our competitors achieve compliance with these certifications and standards, we may be disqualified from selling our products to such customers, or at a competitive disadvantage, which would harm our business, operating results and financial condition

Our products are highly technical and may contain undetected software or hardware errors, which could cause harm to our reputation and our business.

Our products, including software product upgrades and releases, are highly technical and complex and, when deployed, are critical to the operation of many networks. Our products have contained and may contain undetected errors, defects or security vulnerabilities. Some errors in our products may only be discovered after a product has been installed and used by customers. Some of these errors may be attributable to third party technologies incorporated into our products, which makes us dependant upon the cooperation and expertise of such third parties for the diagnosis and correction of such errors. Any errors, defects or security vulnerabilities discovered in our products after commercial release could result in loss of revenue or delay in revenue recognition, loss of customers and increased service and warranty cost, any of which could harm our reputation, business, operating results and financial condition. Any such errors, defects or security vulnerabilities could also adversely affect the market’s perception of our products and business. In addition, we could face claims for product liability, tort or breach of warranty, including claims relating to changes to our products made by our channel partners. Our contracts with customers contain provisions relating to warranty disclaimers and liability limitations, which may not be upheld. Defending a lawsuit, regardless of its merit, is costly and may divert management’s attention and harm the market’s perception of us and our products. In addition, if our business liability insurance coverage proves inadequate or future coverage is unavailable on acceptable terms or at all, our business, operating results and financial condition could be adversely impacted.

We may engage in future acquisitions that could disrupt our business and cause dilution to our stockholders.

In the future we may acquire other businesses, products or technologies. We have not made any acquisitions to date. Our ability as an organization to make acquisitions is unproven. We may not be able to find suitable acquisition candidates and we may not be able to complete acquisitions on favorable terms, if at all. If we do complete acquisitions, we may not ultimately strengthen our competitive position or achieve our goals, or the acquisition may be viewed negatively by customers, financial markets or investors. In addition, with respect to any acquisitions that we make, we may encounter difficulties in integrating personnel and operations from the acquired businesses and in retaining and motivating key personnel from these businesses. Acquisitions may disrupt our ongoing operations, divert management from day-to-day responsibilities and increase our expenses. Future acquisitions may reduce our cash available for operations and other uses and could result in an increase in amortization expense related to identifiable assets acquired, potentially dilutive issuances of equity securities or the incurrence of debt.

Our international sales and operations subject us to additional risks that may harm our operating results.

In 2005, we derived approximately 18% of our revenue from customers outside the United States. This number increased to approximately 37% in the year ended December 31, 2007. We have personnel in numerous countries worldwide. We expect to continue to add personnel in additional countries. Our international operations subject us to a variety of risks, including:

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

As we continue to expand our business globally, our success will depend, in large part, on our ability to anticipate and effectively manage these and other risks associated with our international operations. Our failure to manage any of these risks successfully could harm our international operations, reduce our international sales and harm our business, operating results and financial condition.

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

We also incorporate certain third-party technologies, including software programs, into our products and may need to utilize additional third-party technologies in the future. However, licenses to relevant third-party technology may not continue to be available to us on commercially reasonable terms, or at all. Therefore, we could face delays in product releases until equivalent technology can be identified, licensed or developed, and integrated into our current products. These delays, if they occur, could materially adversely affect our business, operating results and financial condition. We currently use third-party software programs in our Steelhead appliances, our Interceptor appliances, our Central Management Console appliances and our recently available Steelhead Mobile software client and controller. For example, in our Steelhead appliances, we use third-party software to configure a storage adapter for specific redundant disk setups as well as to initialize and diagnose hardware on certain models, and in our Central Management Console and Steelhead Mobile Controller appliances we use third-party software to help manage statistics and reporting. Each of these software programs is currently available from only one vendor. As a result, any disruption in our access to these software programs could result in significant delays in our product releases and could require substantial effort to locate or develop a replacement program. If we decide in the future to incorporate into our products any other software program licensed from a third party, and the use of such software program is necessary for the proper operation of our appliances, then our loss of any such license would similarly adversely affect our ability to release our products in a timely fashion.

We are subject to various regulations that could subject us to liability or impair our ability to sell our products.

Our products are subject to a variety of government regulations, including export controls, import controls, environmental laws and required certifications. In particular, our products are subject to U.S. export controls and may be exported outside the U.S. only with the required level of export license or through an export license exception, because we incorporate encryption technology into our products. In addition, various countries regulate the import of certain encryption technology and have enacted laws that could limit our ability to distribute our products or could limit our customers’ ability to implement our products in those countries. Changes in our products or changes in regulations may create delays in the introduction of our products in international markets, prevent our customers with international operations from deploying our products throughout their global systems or, in some cases, prevent the export or import of our products to certain countries altogether. Any change in regulations, shift in approach to the enforcement or scope of existing regulations, or change in the countries, persons or technologies targeted by such regulations, could result in decreased use of our products by, or in our decreased ability to export or sell our products to, existing or potential customers with international operations. We must comply with various and increasing environmental regulations, both domestic and international, regarding the manufacturing and disposal of our products. For example, we must comply with Waste Electrical and Electronic Equipment Directive laws, which are being adopted by certain European Economic Area countries on a country-by-country basis. Failure to comply with these and similar laws on a timely basis, or at all, could have a material adverse effect on our business, operating results and financial condition. This would also be true if we fail to comply, either on a timely basis or at all, with any U.S. environmental laws regarding the manufacturing or disposal of our products. Any decreased use of our products or limitation on our ability to export or sell our products would harm our business, operating results and financial condition.

We incur significant costs as a result of operating as a public company, and our management devotes substantial time to new compliance initiatives.

We incur significant legal, accounting and other expenses as a public company, including costs resulting from regulations regarding corporate governance practices and costs relating to compliance with Section 404 of the Sarbanes-Oxley Act. For example, the listing requirements of the Nasdaq Stock Market’s Global Select Market require that we satisfy certain corporate governance requirements relating to independent directors, audit committees, distribution of annual and interim reports, stockholder meetings, stockholder approvals, solicitation of proxies, conflicts of interest, stockholder voting rights and codes of conduct. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, these rules and regulations could make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

While we believe that we currently have adequate internal control over financial reporting, we are exposed to risks from legislation requiring companies to evaluate those internal controls.

The Sarbanes-Oxley Act requires that we test our internal control over financial reporting and disclosure controls and procedures. In particular, for the year ended December 31, 2007, we have performed system and process evaluation and testing of our internal control over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our compliance with Section 404 will require that we incur substantial expense and expend significant management time on compliance-related issues. Moreover, if we are not able to comply with the requirements of Section 404 in the future, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock may decline and we could be subject to sanctions or investigations by the Nasdaq Stock Market’s Global Select Market, the SEC or other regulatory authorities, which would require significant additional financial and management resources.

We are required to expense equity compensation given to our employees, which has reduced our reported earnings, will harm our operating results in future periods and may reduce our stock price and our ability to effectively utilize equity compensation to attract and retain employees.

We historically have used stock options and an employee stock purchase plan as a significant component of our employee compensation program in order to align employees’ interests with the interests of our stockholders, encourage employee retention, and provide competitive compensation packages. The Financial Accounting Standards Board has adopted changes that require companies to record a charge to earnings for employee stock option grants and other equity incentives. We adopted this standard effective January 1, 2006. By causing us to record significantly increased compensation costs, such accounting changes have reduced, and will continue to reduce, our reported earnings, will harm our operating results in future periods, and may require us to reduce the availability and amount of equity incentives provided to employees, which could make it more difficult for us to attract, retain and motivate key personnel. Moreover, if securities analysts, institutional investors and other investors adopt financial models that include stock option expense in their primary analysis of our financial results, our stock price could decline as a result of reliance on these models with higher expense calculations.

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

Our corporate headquarters are located in the San Francisco Bay Area, a region known for seismic activity. A significant natural disaster, such as an earthquake, fire or a flood, could harm our business, operating results and financial condition. In addition, our servers are vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with our computer systems. In addition, acts of terrorism or war could cause disruptions in our or our customers’ business or the economy as a whole. To the extent that such disruptions result in delays or cancellations of customer orders or the deployment of our products, our business, operating results and financial condition would be adversely affected.

Risks Related to Ownership of Our Common Stock

The trading price of our common stock has been volatile and is likely to be volatile in the future.

The trading prices of the securities of technology companies have been highly volatile. Further, our common stock has a limited trading history. Since our initial public offering in September 2006 through February 14, 2008, our stock price has fluctuated from a low of $13.60 to a high of $52.81. Factors that could affect the trading price of our common stock include, but are not limited to:

•	variations in our operating results;

•	announcements of technological innovations, new services or service enhancements, strategic alliances or significant agreements by us or by our competitors;

•	the gain or loss of significant customers;

•	recruitment or departure of key personnel;

•

changes in the estimates of our operating results, either by us or by any securities analysts who follow our common stock, or changes in recommendations by any securities analysts who follow our common stock;

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

If the market for technology stocks or the stock market in general experiences loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, operating results or financial condition. The trading price of our common stock might also decline in reaction to events that affect other companies in our industry or the stock market generally even if these events do not directly affect us. Each of these factors, among others, could cause our stock price to decline. Some companies that have had volatile market prices for their securities have had securities class actions filed against them. If a suit were filed against us, regardless of its merits or outcome, it could result in substantial costs and divert management’s attention and resources.

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

As of December 31, 2007, our directors and executive officers and their affiliates beneficially owned, in the aggregate, approximately 22.1% of our outstanding common stock. As a result, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit your ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

Anti-takeover provisions in our charter documents and Delaware law could discourage, delay or prevent a change in control of our company and may affect the trading price of our common stock.

We are a Delaware corporation and the anti-takeover provisions of the Delaware General Corporation Law may discourage, delay or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the person becomes an interested stockholder, even if a change in control would be beneficial to our existing stockholders. In addition, our restated certificate of incorporation and amended and restated bylaws contain provisions that may discourage, delay or prevent a change in our management or control over us that stockholders may consider favorable.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We lease approximately 85,000 square feet of office space in San Francisco, California in a lease that expires in 2014. In addition, we lease approximately 46,000 square feet of office space in Sunnyvale, California pursuant to a lease that expires in 2013. We maintain customer service centers in New York, San Francisco Bay Area, Amsterdam area, London area, Singapore and Tokyo, and sales offices in multiple locations worldwide. We believe that our current facilities are suitable and adequate to meet our current needs and we intend to add new facilities or expand existing facilities as necessary.

Item 3.	Legal Proceedings

From time to time, we are subject to various legal proceedings, claims and litigation arising in the ordinary course of business. Other than as discussed in Note 13 to the Consolidated Financial Statements, we do not believe we are party to any currently pending legal proceedings the outcome of which may have a material adverse effect on our financial position, results of operations or cash flows.

There can be no assurance that existing or future legal proceedings arising in the ordinary course of business or otherwise will not have a material adverse effect on our financial position, results of operations or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders of Riverbed Technology, Inc. was held on November 6, 2007 at 299 2nd Street, San Francisco, California. The results of the voting on the matters submitted to the stockholders are as follows:

1. To elect three members of the Board of Directors to serve until the 2010 annual meeting of stockholders or until such persons’ successors have been duly elected and qualified.

	Votes For	Withheld
Mark A. Floyd	65,338,043	217,528
Christopher J. Schaepe	65,303,034	252,537
James R. Swartz	37,718,631	27,836,940

The following directors, in addition to Messrs. Floyd, Schaepe and Swartz, will continue to serve as members of the Board of Directors until the expiration of their respective terms or until their respective successors have been duly elected and qualified: Jerry M. Kennelly, Steven McCanne, Michael R. Kourey and Stanley J. Meresman.

2. To ratify the appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2007.

Votes for:	65,493,462
Votes against:	33,629
Abstain:	28,480

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our common stock has traded on Nasdaq under the symbol “RVBD” since our initial public offering on September 20, 2006, first on the Nasdaq Global Market and, since January 1, 2008, on the Nasdaq Global Select Market. Prior to our initial public offering, there was no public market for our common stock.

The following table sets forth for the indicated periods the high and low sales prices of our common stock as reported by the Nasdaq Global Market or the Nasdaq Global Select Market.

	High	Low
Third Quarter 2006 (from September 20, 2006)	$19.70	$13.60
Fourth Quarter 2006	$35.17	$17.52
First Quarter 2007	$36.25	$25.45
Second Quarter 2007	$45.89	$26.00
Third Quarter 2007	$49.44	$36.62
Fourth Quarter 2007	$52.81	$22.85

The last reported sale price for our common stock on the Nasdaq Global Select Market was $22.84 per share on February 14, 2008.

Dividend Policy

We have never paid any cash dividends on our common stock. Our board of directors currently intends to retain any future earnings to support operations and to finance the growth and development of our business and does not intend to pay cash dividends on our common stock for the foreseeable future. Any future determination related to our dividend policy will be made at the discretion of our board of directors.

Stockholders

As of February 7, 2008, there were 204 registered stockholders of record of our common stock.

Recent Sales of Unregistered Securities

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

We have applied the remaining net proceeds from the IPO and the follow-on public offering to our working capital for general corporate purposes, which may include expansion of our domestic and international sales and marketing organizations, investments in our infrastructure to support our anticipated growth, further development and expansion of our service offerings and possible acquisitions of complementary businesses, technologies or other assets. We have no current agreements or commitments with respect to any material acquisitions. We invested the net proceeds in short-term, interest-bearing, investment grade securities. There has been no material change in the planned use of proceeds from the IPO and the follow-on public offering as described in the final prospectuses filed with respect to such public offerings with the Securities and Exchange Commission pursuant to Rule 424(b).

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.	Selected Financial Data

The following selected consolidated financial data should be read in conjunction with our audited consolidated financial statements and related notes thereto and with Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are included in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended December 31, 2007, 2006 and 2005, and the selected consolidated balance sheet data as of December 31, 2007 and 2006 are derived from, and are qualified by reference to, the audited consolidated financial statements included in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended December 31, 2004 and 2003, and the consolidated balance sheet data as of December 31, 2005, 2004 and 2003 are derived from audited consolidated financial statements, which are not included in this Annual Report on Form 10-K.

	Year Ended December 31,
(in thousands, except per share amounts)	2007	2006	2005	2004	2003
Consolidated Statement of Operations Data:
Revenue:
Product	$189,218	$70,967	$17,759	$2,325	$—
Support and services	38,460	12,315	1,925	106	—
Ratable product and related support and services	8,728	6,925	3,257	131	—

Total revenue	236,406	90,207	22,941	2,562	—

Cost of revenue:
Cost of product	49,009	23,504	5,843	806	—
Cost of support and services	14,451	4,748	1,276	508	—
Cost of ratable product and related support and services	2,464	1,900	1,475	209	—

Total cost of revenue (1)	65,924	30,152	8,594	1,523	—

Gross profit	170,482	60,055	14,347	1,039	—

Operating expenses
Sales and marketing (1)	95,652	48,080	19,722	5,586	976
Research and development (1)	39,696	19,215	8,108	4,266	2,360
General and administrative (1)	24,834	9,294	3,531	1,033	665

Total operating expenses	160,182	76,589	31,361	10,885	4,001

Operating income (loss)	10,300	(16,534)	(17,014)	(9,846)	(4,001)

Total other income (expense), net	9,733	992	(77)	24	27

Income (loss) before income taxes	20,033	(15,542)	(17,091)	(9,822)	(3,974)
Provision for income taxes	5,235	303	55	5	—

Income (loss) before cumulative change in accounting principle	14,798	(15,845)	(17,146)	(9,827)	(3,974)
Cumulative effect of change in accounting principle	—	—	280	—	—

Net income (loss)	$14,798	$(15,845)	$(17,426)	$(9,827)	$(3,974)

Net income (loss) per share:
Basic	$0.22	$(0.59)	$(1.85)	$(1.71)	$(1.82)

Diluted	$0.20	$(0.59)	$(1.85)	$(1.71)	$(1.82)

Shares used in computing basic and diluted net income (loss) per share:
Basic	68,020	26,977	9,401	5,760	2,189

Diluted	73,244	26,977	9,401	5,760	2,189

(1)	Includes stock-based compensation as follows:

(in thousands)	2007	2006	2005	2004	2003
Cost of product	$101	$—	$—	$—	$—
Cost of support and services	2,576	520	40	1	—
Sales and marketing	15,160	4,636	482	78	—
Research and development	8,593	2,541	397	12	—
General and administrative	5,371	1,521	368	1	—

Total stock-based compensation	$31,801	$9,218	$1,287	$92	$—

	As of December 31,
(in thousands)	2007	2006	2005	2004	2003
Consolidated Balance Sheet Data
Cash and cash equivalents	$162,979	$105,330	$10,410	$23,380	$12,717
Working capital	241,135	101,319	6,411	23,382	12,033
Total assets	337,602	150,769	23,644	26,838	13,229
Current and long-term debt	—	—	2,461	1,374	239
Convertible preferred stock	—	—	36,385	36,469	16,453
Common stock and additional paid-in-capital	295,487	162,033	10,130	612	12
Stockholders’ equity (deficit)	259,718	108,980	(29,911)	(13,931)	(4,223)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The information in this Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. For example, words such as “may,” “will,” “should,” “estimates,” “predicts,” “potential,” “continue,” “strategy,” “believes,” “anticipates,” “plans,” “expects,” “intends” and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those discussed elsewhere in this Annual Report on Form 10-K in the section titled “Risk Factors” and the risks discussed in our other SEC filings. We undertake no obligation to publicly release any revisions to the forward-looking statements after the date of this Annual Report on Form 10-K.

Overview

We were founded in May 2002 by experienced industry leaders with a vision to improve the performance of wide-area distributed computing. Having significant experience in caching technology, our executive management team understood that existing approaches failed to address adequately all of the root causes of this poor performance. We determined that these performance problems could be best solved by simultaneously addressing inefficiencies in software applications and wide area networks, or WANs, as well as insufficient or unavailable bandwidth. This innovative approach served as the foundation of the development of our products. We began commercial shipments of our products in May 2004 and have since sold our products to over 3,500 customers worldwide. We now offer 13 models of our Steelhead appliances as well as our Central Management Console, Interceptor and Steelhead Mobile product line.

In August 2007 we began selling our new Steelhead® Mobile product line, which includes a software client version of our Steelhead appliances, which delivers LAN-like application performance to any employee laptop, whether on the road, working from home or connected wirelessly in the office.

We are headquartered in San Francisco, California. Our personnel are located throughout the United States and in over twenty countries worldwide. We expect to continue to add personnel in the United States and internationally to provide additional geographic sales, research and development, general and administrative, and technical support coverage.

In September 2006, we completed our initial public offering, or IPO, of common stock in which we sold and issued 9,990,321 shares of our common stock, at an issue price of $9.75 per share. We raised a total of $97.4 million in gross proceeds from the IPO, or approximately $87.5 million in net proceeds after deducting underwriting discounts and commissions of $6.8 million and other offering costs of $3.1 million. Upon the closing of the IPO, all outstanding shares of our convertible preferred stock automatically converted into 39,441,439 shares of common stock.

In February 2007, we completed a follow-on public offering of common stock in which we sold and issued 2,854,671 shares of our common stock, including 250,000 shares sold by us pursuant to the underwriters’ partial exercise of their over-allotment option, at an issue price of $32.50 per share. As a result of the offering, we raised a total of $92.8 million in gross proceeds, or approximately $87.7 million in net proceeds after deducting underwriting discounts and commissions of $4.2 million and other offering costs of $0.9 million.

Outlook.     We believe that our current value proposition, which enables customers to improve the performance of their applications and access to their data across WANs, while also offering the ability to simplify IT infrastructure and realize significant capital and operations cost savings, should allow us to continue to grow our business. Our product revenue growth rate will depend significantly on continued growth in the wide-area data services, or WDS, market and our ability to continue to attract new customers in that market and generate additional sales from existing customers. Our growth in support and services revenue is dependent upon increasing the number of products under support contracts, which is dependent on both growing our installed base of customers and renewing existing support contracts. Our future profitability and rate of growth will be directly affected by the continued acceptance of our products in the marketplace, as well as the timing and size of orders, product mix, average selling prices and costs of our products and general economic conditions. Our ability to maintain profitability will also be affected by the extent to which we must incur additional expenses to expand our sales, marketing, development, and general and administrative capabilities to grow our business. The largest component of our expenses is personnel costs. Personnel costs consist of salaries, benefits and incentive compensation for our employees, including commissions for sales personnel and stock-based compensation. We expect that each of these expenses will continue to grow in absolute dollars and generally decrease as a percentage of revenue over time.

Revenue.    We derive our revenue from sales of our products and support and services. Our revenue has grown rapidly since we began shipping products in May 2004, increasing from $2.6 million for the year ended December 31, 2004 to $236.4 million for the year ended December 31, 2007. As of December 31, 2007, our products had been sold to over 3,500 customers.

We sell our products directly through our sales force and indirectly through resellers. We derived 89% of our revenue through indirect channels in the year ended December 31, 2007. We expect revenue from resellers to continue to constitute a substantial majority of our future revenue.

Cost of Revenue.    Cost of product revenue consists of the costs of appliance hardware, manufacturing personnel, manufacturing, shipping and logistics costs, and expenses for inventory obsolescence and warranty obligations. We utilize third parties to jointly develop and manufacture our appliance hardware, embed our proprietary software and perform shipping logistics. Cost of support and service revenue is primarily comprised of the personnel costs of providing technical support and professional services. Cost of ratable product and related support and services consists of hardware, support and service costs related to transactions recognized ratably. As we expand internationally and into other sectors, we may incur additional costs to conform our products to comply with local laws or local product specifications. In addition, as we expand internationally, we will continue to hire additional technical support personnel to support our growing international customer base.

Gross Margin.    Our gross margin has been and will continue to be affected by a variety of factors, including the mix and average selling prices of our products, new product introductions and enhancements, the cost of our appliance hardware, cost of support and services personnel, and the mix of distribution channels through which our products are sold.

Operating Expenses.    Operating expenses consist of sales and marketing, research and development and general and administrative expenses. Personnel-related costs are the most significant component of each of these expense categories. We grew from 325 employees at December 31, 2006 to 623 employees at December 31, 2007. We expect to continue to hire large numbers of new employees to support our anticipated growth. The timing of these additional hires has and could materially affect our operating expenses, both in absolute dollars and as a percentage of revenue, in any particular period.

Sales and marketing expenses represent the largest component of our operating expenses and include personnel costs, sales commissions, marketing programs and facilities costs. Marketing programs are intended to generate revenue from new and existing customers, and are expensed as incurred. We expect sales and marketing expenses to increase as we hire additional personnel and spend more on marketing programs with the intent to grow our revenue. The majority of our international personnel are engaged in sales, marketing and support activities. The percentage of sales and marketing expenses incurred internationally grew from 11% in 2004 to 30% in the year ended December 31, 2007.

Research and development expenses primarily include personnel costs and facilities costs. Quality assurance, infrastructure and related costs of product quality efforts are also included. We expense research and development expenses as incurred. We are devoting substantial resources to the continued development of additional functionality for existing products and the development of new products. We intend to continue to invest significantly in our research and development efforts because we believe they are essential to maintaining our competitive position. Investments in research and development personnel costs are expected to increase in total dollars.

General and administrative expenses consist primarily of personnel costs related to our executive, finance, human resource, information technology and legal organizations, and fees for professional services. Professional services include outside legal, audit and information technology consulting costs.

Stock-Based Compensation Expense.    Effective January 1, 2006, we began to measure and recognize compensation expense for stock-based awards at fair value, in accordance with Statement of Financial Accounting Standard No. 123 (revised 2004), Share-Based Payment, or SFAS 123(R). Prior to the adoption of SFAS 123(R) we accounted for stock options under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or APB 25. In the fourth quarter of 2006, we implemented the 2006 Employee Stock Purchase Plan, or Purchase Plan. Under the Purchase Plan, employees may purchase shares of common stock at a price per share that is 85% of the lesser of the fair market value of our common stock as of the beginning or the end of a purchase period. The Purchase Plan is compensatory and results in compensation expense accounted for under SFAS 123(R). We expect to continue to incur significant stock-based compensation expense.

Other Income (expense), net.    Other income (expense), net primarily includes interest income on cash and marketable securities. Cash has historically been invested in highly liquid investments such as time deposits held at major banks, commercial paper, United States government agency discount notes, money market mutual funds and other money market securities with maturities at the date of purchase of 90 days or less. . In 2006 and 2005, other income (expense), net included the impact of recording our outstanding preferred stock warrants at fair value. Subsequent to our IPO, we were no longer required to re-measure our warrants to fair value.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with United States generally accepted accounting principles (GAAP). These accounting principles require us to make certain estimates and judgments that can affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the periods presented. We believe that the estimates and judgments upon which we rely are reasonable based upon information available to us at the time that these estimates and judgments are made. To the extent there are material differences between these estimates and actual results, our consolidated financial statements could be adversely affected. The accounting policies that reflect our more significant estimates and judgments and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include revenue recognition, stock-based compensation, income taxes, inventory valuation and allowances for doubtful accounts.

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

Product revenue consists of revenue from sales of our appliances and software licenses. Product sales include a perpetual license to our software. Product revenue is generally recognized upon transfer of title at shipment, assuming all other revenue recognition criteria are met. Shipping charges billed to customers are included in product revenue and the related shipping costs are included in cost of product revenue. Product revenue on sales to resellers is recorded once we have received persuasive evidence of an end-user and all other revenue recognition criteria have been met.

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

We use the residual method to recognize revenue when a product agreement includes one or more elements to be delivered at a future date and vendor specific objective evidence, or VSOE, of the fair value of all undelivered elements exists. Through December 31, 2007, in virtually all of our contracts, the only element that remained undelivered at the time of delivery of the product was support and updates. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the contract fee is recognized as product revenue. If evidence of the fair value of one or more undelivered elements does not exist, all revenue is generally deferred and recognized when delivery of those elements occurs or when fair value can be established. When the undelivered element is support, revenue for the entire arrangement is bundled and recognized ratably over the support period. Revenue related to these arrangements is included in ratable product and related support and services revenue in the accompanying consolidated statements of operations. VSOE of fair value for elements of an arrangement is based upon the normal pricing and discounting practices for those services when sold separately, and for product support and updates, is additionally measured by the renewal rate offered to the customer. Prior to the third quarter of 2005, we had not established VSOE for the fair value of support contracts provided to our reseller class of customers. As such, prior to the third quarter of 2005, we recognized all revenue on transactions sold through resellers ratably over the term of the support contract, typically one year. Beginning in the third quarter of 2005, we determined that we had established VSOE of fair value of support for products sold to resellers, and began recognizing product revenue upon title transfer at shipment, provided the remaining criteria for revenue recognition had been met.

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

In accordance with APB 25, stock-based compensation expense, which is a non-cash charge, resulted from stock option grants at exercise prices that, for financial reporting purposes, were deemed to be below the estimated fair value of the underlying common stock on the date of grant. Through December 31, 2005, we recorded deferred stock-based compensation relative to these options of approximately $9.9 million which is being amortized over the service period, which generally corresponds to the vesting period of the applicable options on a straight-line basis. During the years ended December 31, 2007, 2006 and 2005 respectively, we amortized $2.3 million, $2.4 million and $1.3 of deferred compensation expense, net of reversals for terminations, relative to these options.

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

Under SFAS 123(R), we estimated the fair value of stock options granted using the Black-Scholes option-pricing formula and a single option award approach. This model utilizes the estimated fair value of common stock and requires that, at the date of grant, we use the expected term of the option, the expected volatility of the price of our common stock, risk free interest rates and expected dividend yield of our common stock. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Options typically either vest with respect to 25% of the shares one year after the options’ vesting commencement date and the remainder ratably on a monthly basis over the following three years, or ratably on a monthly basis over four years. On September 20, 2006, we implemented our Employee Stock Purchase Plan, or Purchase Plan. Purchase Plan shares typically vest over two years, and include two purchase dates per year. The 2006 Purchase Plan became effective on the effective date of the registration statement relating to our IPO. Under the Purchase Plan, employees may purchase shares of common stock through payroll deductions at a price per share that is 85% of the lesser of the fair market value of our common stock as of the beginning of an applicable offering period or the applicable purchase date, with purchases generally every six months.

The fair value of options granted and Purchase Plan shares were estimated at the date of grant using the following assumptions:

Year ended December 31,
	2007	2006
Employee and Director Stock Options
Expected life in years	4.5-6.0	4.5-6.1
Risk-free interest rate	3.4%-4.9%	4.6%-5.1%
Volatility	51%-62%	62%-81%
Weighted average fair value of grants	$11.35-$24.40	$3.67-$18.40

Purchase Plan
Expected life in years	0.5-2.0	0.5-2.0
Risk-free interest rate	4.0%-5.0%	4.8%-5.1%
Volatility	38%-46%	42%-47%
Weighted average fair value of grants	$8.04-$12.87	$15.02-$15.52

The expected term represents the period that stock-based awards are expected to be outstanding. For the year ended December 31, 2007, we have elected to use the simplified method of determining the expected term of stock options as permitted by SEC Staff Accounting Bulletin 107. The computation of expected volatility for the year ended December 31, 2007 is based on the historical volatility of comparable companies from a representative peer group selected based on industry, financial and market capitalization data. As required by SFAS 123(R), we estimated expected forfeitures and are recognizing compensation costs only for those equity awards expected to vest.

As of December 31, 2007, total compensation cost related to stock options granted under SFAS 123(R) to employees and directors but not yet recognized as of December 31, 2007 was approximately $92.7 million, net of estimated forfeitures of $14.0 million. This cost will be amortized on a straight-line basis over the vesting period, which is typically 4 years. Amortization in the years ended December 31, 2007 and 2006 was $18.9 million and $4.3 million, respectively.

As of December 31, 2007, there was $9.1 million left to be amortized under our Purchase Plan, which will be amortized over the remaining Purchase Plan offering period, which is between 8 and 22 months. Amortization in the years ended December 31, 2007 and 2006 was $10.6 million and $2.5 million, respectively.

In accordance with SFAS 123(R), we have presented the cash-related tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options as financing cash flows for the year ended December 31, 2007. Tax benefits presented as financing cash flows for the year ended December 31, 2007 were $850,000. Tax benefits related to stock option exercises for options granted before the adoption of SFAS 123(R) are presented as operating cash flows.

Accounting for Income Taxes

We use the asset and liability method of accounting for income taxes in accordance with FASB Statement No. 109, Accounting for Income Taxes, Accounting for Income Taxes, (SFAS 109). Under this method, income tax expenses or benefits are recognized for the amount of taxes payable or refundable for the current year and for deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. The measurement of current and deferred tax assets and liabilities are based on provisions of currently enacted tax laws. The effects of future changes in tax laws or rates are not contemplated.

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

We record a valuation allowance to reduce our deferred tax assets to the amount we believe is more likely than not to be realized. In assessing the need for a valuation allowance, we have considered our historical levels of income, expectations of future taxable income and on going tax planning strategies. Because of the uncertainty of the realization of the deferred tax assets, we have recorded a full valuation allowance against our deferred tax assets. Realization of our deferred tax assets is dependent primarily upon future U.S. taxable income.

In June 2006, FASB issued interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, (FIN 48). This interpretation prescribes a recognition threshold and measurement attribute for tax positions taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The evaluation of a tax position in accordance with this interpretation is a two-step process. In the first step, recognition, we determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step addresses measurement of a tax position that meets the more-likely-than-not criteria. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Differences between tax positions taken in a tax return and amounts recognized in the financial statements will generally result in an increase in a liability for income taxes payable or a reduction of an income tax refund receivable, or a reduction in a deferred tax asset or an increase in a deferred tax liability, or both. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be de-recognized in the first subsequent financial reporting period in which that threshold is no longer met. We adopted the provisions of FIN 48 on January 1, 2007 and accrued approximately $157,000 as of December 31, 2007 as a result. We have also recognized a decrease in our deferred tax asset of $85,000 as of December 31, 2007. We have elected to record interest and penalties recognized in accordance with FIN 48 in the financial statements as income taxes.

Inventory Valuation

Inventory consists of hardware and related component parts and is stated at the lower of cost (on a first-in, first-out basis) or market. A portion of our inventory relates to evaluation units located at customer locations as some of our customers test our equipment prior to purchasing. Inventory that is obsolete or in excess of our forecasted demand is written down to its estimated realizable value based on historical usage, expected demand, and evaluation unit conversion rate and age. Inherent in our estimates of market value in determining inventory valuation are estimates related to economic trends, future demand for our products and technological obsolescence of our products. Inventory write-downs are reflected as cost of product and amounted to approximately $1.1 million, $1.5 million and $772,000 for the years ended December 31, 2007, 2006 and 2005.

Allowances for Doubtful Accounts

We make judgments as to our ability to collect outstanding receivables and provide allowances for the applicable portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. For those invoices not specifically reviewed, provisions are provided at differing rates, based upon the age of the receivable. In determining these percentages, we analyze our historical collection experience and current economic trends. If the historical data we use to calculate the allowance for doubtful accounts does not reflect the future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and the future results of operations could be materially affected. The allowance for doubtful accounts was $734,000 and $472,000 and at December 31, 2007 and 2006.

Results of Operations

Revenue

We derive our revenue from sales of our appliances with bundled software licenses and from product support and services. We began shipping our products in May 2004.

Product revenue primarily consists of revenue from sales of our Steelhead products and is typically recognized upon shipment.

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

	Year ended December 31,
(dollars in thousands)	2007	2006	2005
Total Revenue	$236,406	$90,207	$22,941
Total Revenue by Type:
Product	189,218	70,967	17,759
Support and services	38,460	12,315	1,925
Ratable product and related support and services	8,728	6,925	3,257
% Revenue by Type:
Product	80%	79%	78%
Support and services	16%	14%	8%
Ratable product and related support and services	4%	7%	14%
Total Revenue by Geography:
Domestic	148,171	65,675	18,866
International	88,235	24,532	4,075
% Revenue by Geography:
Domestic	63%	73%	82%
International	37%	27%	18%
Total Revenue by Sales Channel:
Direct	26,046	22,177	9,500
Indirect	210,360	68,030	13,441
% Revenue by Sales Channel:
Direct	11%	25%	41%
Indirect	89%	75%	59%

2007 Compared to 2006:    Product revenue increased in 2007 due primarily to an increase in new customers and additional purchases by existing customers. As of December 31, 2007, our products had been sold to over 3,500 customers, compared to approximately 1,600 as of December 31, 2006. We believe the market for our products has grown due to increased market awareness of wide area data services and distributed organizations, which increases dependence on timely access to data and applications.

Substantially all of our customers purchase support when they purchase our products. The increase in support and services revenue on an absolute basis and as a percentage of total revenues is a result of increased product and first year support sales combined with the renewal of support contracts by existing customers. As our customer base grows, we expect the proportion of revenue generated from support and services to increase.

In the year ended December 31, 2007, we derived 89% of our revenue from indirect channels compared to 75% in the year ended December 31, 2006. This increase in indirect channel revenue is due to our increased focus on expanding our indirect channel sales. We expect indirect channel revenue to continue to be a significant portion of our revenue.

We generated 37% of our revenue in the year ended December 31, 2007 from international locations, compared to 27% in the year ended December 31, 2006. We continue to expand into international locations and introduce our products in new markets and expect international revenue to increase in absolute dollars and as a percentage of revenue over time.

2006 Compared to 2005:    Product revenue increased in 2006 due primarily to an increase in new customers and additional purchases by existing customers. As of December 31, 2006, our products had been sold to over 1,600 customers, compared to approximately 500 as of December 31, 2005.

The increase in support and services revenue on an absolute basis and as a percentage of total revenue is a result of increased product and first year support sales combined with the renewal of support contracts by existing customers.

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

In the year ended December 31, 2006, we derived 75% of our revenue from indirect channels compared to 59% in the year ended December 31, 2005 due to our increased focus on expanding our indirect sales channels.

We generated 27% of our revenue in the year ended December 31, 2006 from international locations, compared to 18% in the year ended December 31, 2005.

Cost of Revenue and Gross Margin

Cost of product revenue consists of the costs of the appliance hardware, manufacturing, shipping and logistics costs and expenses for inventory obsolescence and warranty obligations. Cost of support and service revenue consists of salary and related costs of technical support personnel. Cost of ratable product and related support and services consists of hardware, support and service costs related to transactions for which the revenue is recognized ratably.

	Year ended December 31,
(dollars in thousands)	2007	2006	2005
Revenue:
Product	$189,218	$70,967	$17,759
Support and services	38,460	12,315	1,925
Ratable product and related support and services	8,728	6,925	3,257

Total Revenue	236,406	90,207	22,941

Cost of revenue:
Cost of product	49,009	23,504	5,843
Cost of support and services	14,451	4,748	1,276
Cost of ratable product and related support and services	2,464	1,900	1,475

Total cost of revenue	65,924	30,152	8,594

Gross profit	$170,482	$60,055	$14,347

Gross margin for product	74%	67%	67%
Gross margin for support and services	62%	61%	34%
Gross margin for ratable product and related support and services	72%	73%	55%
Total gross margin	72%	67%	63%

2007 Compared to 2006:    The increase in cost of product revenue was due primarily to increased hardware costs associated with higher revenue. Cost of support and services revenue increased as we added more technical support headcount domestically and abroad to support our growing customer base. Technical support and services headcount was 69 employees as of December 31, 2007 compared to 33 employees as of December 31, 2006.

Gross margins increased to 72% in the year ended December 31, 2007 from 67% in the year ended December 31, 2006 primarily due to higher margins on product revenue as a result of lower unit product costs and decreases in inventory valuation and warranty provisions as a percentage of product revenue.

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

Gross margins increased to 67% in the year ended December 31, 2006 from 63% in the year ended December 31, 2005 primarily due to increased margins on support and services as a result of growing our support installed base and support renewals at a greater rate than support personnel costs.

Sales and Marketing Expenses

Sales and marketing expenses primarily include personnel costs, sales commissions, marketing programs and facilities costs.

	Year ended December 31,
(dollars in thousands)	2007	2006	2005
Sales and marketing expenses	$95,652	$48,080	$19,722
Percent of total revenue	40%	53%	86%

2007 Compared to 2006:     The increase in sales and marketing expenses was primarily due to an increase in the number of sales and marketing employees, as sales and marketing headcount grew to 285 employees as of December 31, 2007 from 151 employees as of December 31, 2006. The increase in employees resulted in higher salary expense, employee related benefits and fees for recruitment of new employees. Additionally, commission expense increased in the year ended December 31, 2007 as compared to the year ended December 31, 2006 due to the substantial increase in revenue. Salaries, bonuses and commissions accounted for $18.5 million, marketing related activities accounted for $5.3 million, facilities and information technology expenses attributable to sales and marketing accounted for $4.8 million, and travel and entertainment expenses accounted for $3.5 million of the $47.6 million increase in sales and marketing expenses. Stock-based compensation, which was $15.2 million in the year ended December 31, 2007 compared to $4.6 million in the year ended December 31, 2006, accounted for approximately $10.6 million of the increase in sales and marketing expenses.

We plan to continue to make significant investments in sales and marketing with the intent to add new customers and increase penetration within our existing customer base by increasing the number of sales personnel worldwide, expanding our domestic and international sales and marketing activities, increasing channel penetration, building brand awareness and sponsoring additional marketing events. We expect future sales and marketing expenses to continue to increase and continue to be our most significant operating expense. Generally sales personnel are not immediately productive and sales and marketing expenses do not immediately result in revenue. Hiring additional sales personnel reduces short-term operating margins until the sales personnel become productive and generate revenue. Accordingly, the timing of sales personnel hiring and the rate at which they become productive will affect our future performance.

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

Research and Development Expenses

Research and development expenses primarily consist of personnel costs and facilities costs. We expense research and development expenses as incurred.

	Year ended December 31,
(dollars in thousands)	2007	2006	2005
Research and development expenses	$39,696	$19,215	$8,108
Percent of total revenue	17%	21%	35%

2007 Compared to 2006:     Research and development expenses increased in the year ended December 31, 2007 compared to the year ended December 31, 2006 due to an increase in personnel and facility-related costs as a result of research and development headcount increasing to 181 employees as of December 31, 2007 from 109 employees as of December 31, 2006. Salaries and bonuses accounted for $6.2 million, facilities and information technology expenses accounted for $4.7 million and professional services account for $1.0 million of the $20.5 million increase in research and development expenses. Stock-based compensation, which was $8.6 million in the year ended December 31, 2007 compared to $2.5 million in the year ended December 31, 2006, accounted for $6.1 million of the increase in research and development expenses. We plan to continue to invest in research and development as we develop new products and make further enhancements to existing models.

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

	Year ended December 31,
(dollars in thousands)	2007	2006	2005
General and administrative expenses	$24,834	$9,294	$3,531
Percent of total revenue	11%	10%	15%

2007 Compared to 2006:     The increase in general and administrative expenses for the year ended December 31, 2007 compared to the year ended December 31, 2006 is due to an increase in personnel costs, primarily as a result of headcount increasing to 83 employees as of December 31, 2007 from 32 employees as of December 31, 2006, and an increase in professional services fees. Salaries and bonuses accounted for $2.7 million and professional service fees accounted for approximately $6.1 million of the $15.5 million increase in general and administrative expenses. Professional service fees increased due to increased Sarbanes-Oxley compliance fees, contract labor, information technology consulting fees and audit and tax advisory fees. Stock-based compensation, which was $5.4 million in the year ended December 31, 2007 compared to $1.5 million in the year ended December 31, 2006, accounted for approximately $3.9 million of the increase in general and administrative expenses.

2006 Compared to 2005:    The increase in general and administrative expenses for the year ended December 31, 2006 compared to the year ended December 31, 2005 is due to an increase in personnel costs, primarily as a result of headcount increasing to 32 employees as of December 31, 2006 from 16 employees as of December 31, 2005, and an increase in professional services fees. Salaries accounted for $1.8 million and professional service fees accounted for $1.7 million of the $5.8 million increase in general and administrative expenses. The additional personnel and professional services fees were primarily to address the legal, finance, human resources, recruiting and information technology functions required of a public company. Stock-based compensation, which was $1.5 million in the year ended December 31, 2006 compared to $368,000 in the year ended December 31, 2005, accounted for approximately $1.2 million of the increase in general and administrative expenses.

Other Income (Expense), Net

Other income (expense), net consists primarily of interest income, interest expense, and foreign currency exchange gains (losses).

	Year ended December 31,
(dollars in thousands)	2007	2006	2005
Interest income	$10,068	$2,096	$457
Interest expense	—	(247)	(239)
Other	(335)	(857)	(295)

Total other income (expense), net	$9,733	$992	$(77)

2007 Compared to 2006:     Other income (expense), net, increased in the year ended December 31, 2007 primarily due to interest income on higher cash and marketable securities balances. We did not have interest expense in 2007, as we paid off the balance of our credit facility on October 2, 2006. Other expense decreased due to recording our preferred stock warrants to fair value in 2006 and no such adjustment was required in 2007. In the year ended December 31, 2006 we recognized a $644,000 charge to record our preferred stock warrants at fair value. Subsequent to our IPO, we were no longer required to record the warrants to fair value. Other expense in the year ended December 31, 2007 consists primarily of foreign currency losses.

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

Provision for Income Taxes

Prior to the first quarter of 2007, we had incurred operating losses and, accordingly, had not recorded a provision for income taxes for any of the periods presented other than foreign provisions for income tax. For the year ended December 31, 2007, we generated operating profits. After applying our available net operating loss and tax credit carryforwards, our tax provision accrued for the year ended December 31, 2007 consists of federal, foreign and state provisions for income tax.

Since inception, we recorded a valuation allowance against our net deferred tax assets due to operating losses incurred. Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets were fully offset by a valuation allowance. If not utilized, the federal and state net operating loss and tax credit carryforwards will expire between 2013 and 2026 while the foreign net operating losses do not expire. Utilization of the federal and state net operating losses and credit carryforwards is subject to annual limitation that are applicable when we experienced an “ownership change”, by a change in significant stockholder allocation or equity structure.

If our recent trend of profitability continues, we may determine that there is sufficient positive evidence to support a reversal of, or decrease in, the valuation allowance. If we were to reverse all or some part of our valuation allowance and recognize all or some part of our deferred tax assets, our financial statements in the period of reversal would likely reflect an increase in assets on our balance sheet and a corresponding tax benefit to our statement of operations in the amount of the reversal.

Our effective tax rate for 2007 has fluctuated on a quarterly basis. Our effective tax rate is and can be affected by such items as disqualifying dispositions of stock from the Purchase Plan and incentive stock options, by changes in the valuation of our deferred tax assets or liabilities, or by changes in tax laws, regulations, accounting principles, or interpretations thereof. In addition, we are subject to potential income tax audits on open tax years by any taxing jurisdiction for which we operate in. The taxing authorities of the most significant jurisdictions are the United States Internal Revenue Service, California Franchise Tax Board and HM Revenue and Customs in the United Kingdom. Since all filed federal and California franchise tax returns have shown operating losses, we do not anticipate any material adjustments to the provisions relating to these returns. The statute of limitations for federal, state, and UK tax purposes are generally three, four, and three years respectively; however, we continue to carryover tax attributes prior to these periods for federal and state purposes, which would still be open for examination by the respective tax authorities. All years since our inception are open to tax examinations.

Quarterly Results of Operations

The following table sets forth our unaudited quarterly consolidated statement of operations data for each of the eight quarters ended December 31, 2007. In management’s opinion, the data has been prepared on the same basis as the audited consolidated financial statements included in this Annual Report on Form 10-K, and reflects all necessary adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of this data. The results of historical periods are not necessarily indicative of the results of operations for a full year or any future period.

	For the three months ended
(in thousands, except per share data)	2007				2006
	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31
Revenue:
Product	$61,342	$50,847	$43,392	$33,637	$26,798	$19,303	$14,030	$10,836
Support and services	12,688	10,460	8,475	6,837	4,930	3,595	2,267	1,523
Ratable product and related support and services	2,280	2,003	2,135	2,310	2,097	1,720	1,746	1,362

Total revenue	76,310	63,310	54,002	42,784	33,825	24,618	18,043	13,721

Cost of revenue:
Cost of product	13,467	13,533	12,348	9,661	8,927	6,211	4,776	3,590
Cost of support and services	4,754	3,994	3,413	2,290	1,897	1,304	855	692
Cost of ratable product and related support and services	651	613	597	603	456	390	557	497

Total cost of revenue	18,872	18,140	16,358	12,554	11,280	7,905	6,188	4,779

Gross profit	57,438	45,170	37,644	30,230	22,545	16,713	11,855	8,942
Operating expenses	52,949	43,206	35,440	28,587	26,094	19,458	17,948	13,089

Operating income (loss)	4,489	1,964	2,204	1,643	(3,549)	(2,745)	(6,093)	(4,147)
Other income (expense), net	2,705	2,754	2,555	1,719	1,286	(275)	83	(102)

Income (loss) before provision for income taxes	7,194	4,718	4,759	3,362	(2,263)	(3,020)	(6,010)	(4,249)
Provision for income taxes	2,367	1,950	815	103	148	77	41	37

Net income (loss)	$4,827	$2,768	$3,944	$3,259	$(2,411)	$(3,097)	$(6,051)	$(4,286)

Net income (loss) per share basic	$0.07	$0.04	$0.06	$0.05	$(0.04)	$(0.16)	$(0.46)	$(0.36)

Net income (loss) per share diluted	$0.07	$0.04	$0.05	$0.05	$(0.04)	$(0.16)	$(0.46)	$(0.36)

Stock-based compensation expense included in above	$9,622	$9,363	$7,440	$5,376	$4,786	$2,080	$1,457	$895

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

Commencing with the first shipment of our products in the second quarter of 2004, revenue has increased sequentially each quarter, due to increases in the number of products sold to new and existing customers and international expansion. Cost of revenue has increased sequentially each quarter in absolute dollars; however, has decreased over time as a percentage of revenue. The increase in gross margins is primarily due to higher margins on product revenue as a result of lower unit product costs. Operating expenses in all quarters increased sequentially as we continued to add headcount and related costs to accommodate our growing business.

Liquidity and Capital Resources

	As of December 31,
(in thousands)	2007	2006	2005
Working capital	$241,135	$101,319	$6,411
Cash and cash equivalents	162,979	105,330	10,410
Marketable securities	83,103	3,999	—

	Year ended December 31,
(in thousands)	2007	2006	2005
Cash provided by used in operating activities	$48,168	$297	$(12,505)
Cash used in investing activities	(90,927)	(10,509)	(2,401)
Cash provided by financing activities	100,323	105,090	1,988

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments in time deposits held at major banks, commercial paper, United States government agency discount notes, money market mutual funds and other money market securities with original maturities at the date of purchase of 90 days or less.

Marketable securities consist of government sponsored enterprise obligations and corporate bonds and notes. As of December 31, 2007 and 2006, the marketable securities are recorded at amortized cost, which approximates fair market value.

Pursuant to certain lease agreements and as security for our merchant services agreement with our financial institution, we are required to maintain cash reserves, classified as restricted cash. Current restricted cash totaled $142,000 at December 31, 2007 and $121,000 at December 31, 2006, and long-term restricted cash totaled $3.5 million and $1.5 million at December 31, 2007 and 2006, respectively. Long-term restricted cash is included in other assets in the consolidated balance sheets and consists primarily of funds held as collateral for letters of credit for the security deposit on the leases of our corporate headquarters and is restricted until the end of the lease terms on August 30, 2010 and July 31, 2014.

Since the fourth quarter of 2004, we have expanded our operations internationally. Our sales contracts are principally denominated in United States dollars and as such, the increase in our revenue derived from international customers, has not affected our cash flows from operations. As we fund our international operations, our cash and cash equivalents are affected by changes in exchange rates. To date, the foreign currency effect on our cash and cash equivalents has not been material.

Cash Flows from Operating Activities

Our largest source of operating cash flows is cash collections from our customers. Our primary uses of cash from operating activities are for personnel related expenditures, product costs, outside services and rent payments. Our cash flows from operating activities will continue to be affected principally by the extent to which we grow our revenue and spend on hiring personnel in order to grow our business. The timing of hiring sales personnel in particular affects cash flows as there is a lag between the hiring of sales personnel and the generation of revenue and cash flows from sales personnel.

Cash provided by operating activities was $48.2 million in the year ended December 31, 2007 compared to $297,000 in the year ended December 31, 2006 primarily due to increased profitability. In the first nine months of 2006, we experienced negative cash flows from operations as we continued to expand our business and build our infrastructure domestically and internationally.

Cash Flows from Investing Activities

Cash flows used in investing activities primarily relate to investments in marketable securities and capital expenditures to support our growth.

Cash used in investing activities increased in the year ended December 31, 2007 compared to the year ended December 31, 2006 due to additional purchases of marketable securities. Additionally, capital expenditures increased in 2007 compared to 2006 primarily resulting from leasehold improvement additions associated with our new corporate headquarters and software purchased for internal use associated with our ERP system. Restricted cash outlays increased in 2007 due to the cash collateralized $1.6 million letter of credit required for our new corporate headquarters.

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

In addition to proceeds from our follow-on offering of common stock, cash flows from financing activities in the year ended December 31, 2007 consisted of cash proceeds and tax benefits received from the exercise of stock options and stock purchases under our Purchase Plan.

We believe that our net proceeds from operations, together with our cash and marketable securities balances at December 31, 2007, will be sufficient to fund our projected operating requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of expansion into new territories, the timing of introductions of new products and enhancements to existing products, and the continuing market acceptance of our products. We may enter into arrangements for potential investments in, or acquisitions of, complementary businesses, services or technologies, which also could require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Contractual Obligations

The following is a summary of our contractual obligations as of December 31, 2007:

	Year ending December 31,
	Total	2008	2009	2010	2011	2012 and beyond
	(in thousands)
Other Contractual Obligations
Operating leases	$31,238	$4,698	$5,102	$4,689	$5,241	$11,508
Purchase obligations (1)	6,831	6,444	360	27	—	—

Total contractual obligations	$38,069	$11,142	$5,462	$4,716	$5,241	$11,508

(1)	Represents amounts associated with agreements that are enforceable, legally binding and specify terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of payment. Obligations under contracts that we can cancel without a significant penalty are not included in the table above.

Off-Balance Sheet Arrangements

At December 31, 2007 and 2006, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes, nor did we have any undisclosed material transactions or commitments involving related persons or entities.

Other

At December 31, 2007 and 2006, we did not have commercial commitments under lines of credit, standby repurchase obligations or other such debt arrangements.

Recent Accounting Pronouncements

See Note 15 of “Notes to Consolidated Financial Statements” for recent accounting pronouncements that could have an effect on us.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Risk

Our sales contracts are principally denominated in United States dollars and therefore our revenue is not subject to foreign currency risk. We do incur certain operating expenses in currencies other than the U.S. dollar and therefore are subject to volatility in cash flows due to fluctuations in foreign currency exchange rates, particularly changes in the British pound, Euro, Australian dollar and Singapore dollar. To date, we have not entered into any hedging contracts since exchange rate fluctuations have had minimal impact on our operating results and cash flows.

Interest Rate Sensitivity

We had unrestricted cash and cash equivalents totaling $163.0 million and $105.3 million at December 31, 2007 and 2006, respectively. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Cash and cash equivalents include highly liquid investments with a maturity of ninety days or less at the time of purchase. Cash equivalents consist primarily of money market securities, U.S. treasury bills, U.S. agency discount notes and commercial paper. Due to the high investment quality and short duration of these investments, we do not believe that we have any material exposure to changes in the fair market value as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income. If overall interest rates had fallen by 10% in 2007, our interest income on cash and cash equivalents would have declined approximately $772,000, assuming consistent investment levels.

Item 8.	Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The following financial statements are filed as part of this Annual Report on Form 10-K

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Riverbed Technology, Inc.

We have audited the accompanying consolidated balance sheets of Riverbed Technology, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the index at Item 15(b). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Riverbed Technology, Inc. at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, under the headings Stock-Based Compensation and Accounting for Income Taxes, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”, effective January 1, 2006 and Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109”, effective January 1, 2007. As discussed in Note 2 to the consolidated financial statements, the Company adopted FASB Staff Position 150-5 (FSP 150-5) “Issuer’s Accounting under FASB Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares that are Redeemable,” during the year ended December 31, 2005.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Riverbed Technology, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 14, 2008 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

San Francisco, California

February 14, 2008

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Riverbed Technology, Inc.

We have audited Riverbed Technology Inc.’s internal control over financial reporting as of December 31, 2007 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Riverbed Technology, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting which is contained in Part I, Item 9A of this Annual Report on From 10-K under the heading “Management’s Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Riverbed Technology, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2007 and 2006, and the related consolidated statements of operations, preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2007 and our report dated February 14, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Francisco, California

February 14, 2008

RIVERBED TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	As of December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$162,979	$105,330
Marketable securities	83,103	3,999
Trade receivables, net of allowances of $734 and $472 as of December 31, 2007 and 2006	50,072	18,148
Other receivables	1,273	118
Inventory	9,413	7,452
Prepaid expenses and other current assets	5,136	5,438

Total current assets	311,976	140,485

Fixed assets, net	18,826	7,718
Other assets	6,800	2,566

Total assets	$337,602	$150,769

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,325	$11,113
Accrued compensation and benefits	14,290	8,285
Other accrued liabilities	9,381	2,931
Deferred revenue	26,845	16,837

Total current liabilities	70,841	39,166

Deferred revenue, non-current	6,634	2,245
Other long-term liabilities	409	378

Total long-term liabilities	7,043	2,623

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value — 30,000 shares authorized, no shares outstanding	—	—
Common stock and additional paid-in-capital; $0.0001 par value — 600,000 shares authorized as of December 31, 2007 and 2006, 71,332 and 66,180 shares issued and outstanding as of December 31, 2007 and 2006	295,487	162,033
Deferred stock-based compensation	(3,287)	(5,704)
Accumulated deficit	(32,535)	(47,333)
Accumulated other comprehensive income (loss)	53	(16)

Total stockholders’ equity	259,718	108,980

Total liabilities and stockholders’ equity	$337,602	$150,769

See Notes to Consolidated Financial Statements

RIVERBED TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year ended December 31,
	2007	2006	2005
Revenue:
Product	$189,218	$70,967	$17,759
Support and services	38,460	12,315	1,925
Ratable product and related support and services	8,728	6,925	3,257

Total revenue	236,406	90,207	22,941

Cost of revenue:
Cost of product	49,009	23,504	5,843
Cost of support and services	14,451	4,748	1,276
Cost of ratable product and related support and services	2,464	1,900	1,475

Total cost of revenue	65,924	30,152	8,594

Gross profit	170,482	60,055	14,347

Operating expenses:
Sales and marketing	95,652	48,080	19,722
Research and development	39,696	19,215	8,108
General and administrative	24,834	9,294	3,531

Total operating expenses	160,182	76,589	31,361

Operating income (loss)	10,300	(16,534)	(17,014)

Other income (expense), net:
Interest income	10,068	2,096	457
Interest expense	—	(247)	(239)
Other	(335)	(857)	(295)

Total other income (expense), net	9,733	992	(77)

Income (loss) before provision for income taxes and cumulative effect of change in accounting principle	20,033	(15,542)	(17,091)
Provision for income taxes	5,235	303	55

Income (loss) before cumulative effect of change in accounting principle	14,798	(15,845)	(17,146)
Cumulative effect of change in accounting principle	—	—	280

Net income (loss)	$14,798	$(15,845)	$(17,426)

Net income (loss) per common share:
Basic	$0.22	$(0.59)	$(1.85)

Diluted	$0.20	$(0.59)	$(1.85)

Shares used in computing net income (loss) per share:
Basic	68,020	26,977	9,401

Diluted	73,244	26,977	9,401

Stock-based compensation expense included in above:
Cost of product	$101	$—	$—
Cost of support and services	2,576	520	40
Sales and marketing	15,160	4,636	482
Research and development	8,593	2,541	397
General and administrative	5,371	1,521	368

Total stock-based compensation expense	$31,801	$9,218	$1,287

See Notes to Consolidated Financial Statements

RIVERBED TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

For the Years Ended December 31, 2007, 2006 and 2005

(in thousands)

	Convertible Preferred Stock		Common Stock And Additional Paid-in-Capital		Deferred Stock-Based Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2004	35,704	$36,469	13,272	$612	$(475)	$(14,062)	$(6)	$(13,931)
Stock options exercised	—	—	3,652	940	—	—	—	940
Stock options repurchased	—	—	(203)	(18)	—	—	—	(18)
Reclassification of options exercised but not vested	—	—	—	(711)	—	—	—	(711)
Deferred stock-based compensation related to options granted to employees	—	—	—	9,307	(9,307)	—	—	—
Amortization of deferred stock-based compensation, net of reversals for terminated employees	—	—	—	—	1,287	—	—	1,287
Reclassification of warrants to liabilities (Note 2)	—	(84)	—	—	—	—	—	—
Comprehensive loss:
Currency translation adjustments	—	—	—	—	—	—	(52)	(52)
Net loss	—	—	—	—	—	(17,426)	—	(17,426)

Comprehensive loss	—	—	—	—	—	—	—	(17,478)

Balance at December 31, 2005	35,704	$36,385	16,721	$10,130	$(8,495)	$(31,488)	$(58)	$(29,911)

See Notes to Consolidated Financial Statements

RIVERBED TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

For the Years Ended December 31, 2007, 2006 and 2005 — (Continued)

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

See Notes to Consolidated Financial Statements

RIVERBED TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

For the Years Ended December 31, 2007, 2006 and 2005 — (Continued)

(in thousands)

	Convertible Preferred Stock		Common Stock And Additional Paid-in-Capital		Deferred Stock-Based Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
Proceeds from follow-on stock offering, net of expenses	—	$—	2,855	$87,681	$—	$—	$—	$87,681
Stock purchased under Employee Stock Purchase Plan	—	—	734	6,733	—	—	—	6,733
Stock options exercised	—	—	1,531	5,059	—	—	—	5,059
Reclassification of options exercised but not vested	—	—	—	313	—	—	—	313
Warrant exercise	—	—	32	—	—	—	—	—
Tax benefit from employee stock plans	—	—	—	4,284	—	—	—	4,284
Amortization of deferred stock-based compensation related to options granted to employees net of reversals for terminated employees	—	—	—	(146)	2,417	—	—	2,271
Stock-based compensation	—	—	—	29,530	—	—	—	29,530
Comprehensive income:
Currency translation adjustments	—	—	—	—	—	—	84	84
Unrealized loss on marketable securities							(15)	(15)
Net income	—	—	—	—	—	14,798	—	14,798

Comprehensive income	—	—	—	—	—	—	—	14,867

Balance at December 31, 2007	—	$—	71,332	$295,487	$(3,287)	$(32,535)	$53	$259,718

See Notes to Consolidated Financial Statements

RIVERBED TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2007	2006	2005
Operating Activities:
Net income (loss)	$14,798	$(15,845)	$(17,426)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	5,052	2,037	831
Stock-based compensation	31,801	9,218	1,287
Revaluation and amortization of warrants	—	683	251
Cumulative effect of change in accounting principle	—	—	280
Provision for trade receivable allowances	461	474	75
Excess tax benefit from employee stock plans	(850)	—	—
Changes in operating assets and liabilities:
(Increase) in trade receivables	(32,726)	(13,266)	(4,049)
(Increase) in inventory	(5,160)	(5,186)	(2,901)
(Increase) in prepaid expenses and other assets	(1,614)	(3,887)	(1,295)
Increase in accounts payable and other current liabilities	16,893	12,362	5,673
Increase in income taxes payable	4,597	224	50
Increase in deferred revenue	14,916	13,483	4,719

Net cash provided by (used in) operating activities	48,168	297	(12,505)

Investing Activities:
Capital expenditures	(9,708)	(5,110)	(2,259)
Purchase of available for sale securities	(129,099)	(3,999)	—
Proceeds from maturities of available for sale securities	10,980	—	—
Proceeds from sales of available for sale securities	39,000	—	—
Increase in other assets	(2,100)	(1,400)	(142)

Net cash used in investing activities	(90,927)	(10,509)	(2,401)

Financing Activities:
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	19,915	—
Proceeds from public offerings, net of expenses	87,681	87,496	—
Proceeds from issuance of common stock under employee stock plans, net of repurchases	11,792	179	922
Payments and proceeds from debt	—	(2,500)	1,066
Excess tax benefit from employee stock plans	850	—	—

Net cash provided by financing activities	100,323	105,090	1,988

Effect of exchange rate changes on cash and cash equivalents	85	42	(52)

Net increase (decrease) in cash and cash equivalents	57,649	94,920	(12,970)
Cash and cash equivalents at beginning of period	105,330	10,410	23,380

Cash and cash equivalents at end of period	$162,979	$105,330	$10,410

Supplemental schedule of cash flow data:
Cash paid for interest	$—	$206	$219
Cash paid for income taxes	464	79	4

See Notes to Consolidated Financial Statements

RIVERBED TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization

Riverbed Technology, Inc. was founded on May 23, 2002 and has developed a comprehensive solution to the fundamental problems of wide-area distributed computing. Our products enable our customers simply and efficiently to improve the performance of their applications and access to their data over wide area networks (WANs).

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

In February 2007, we completed a follow-on public offering of common stock in which we sold and issued 2,854,671 shares of our common stock, including 250,000 shares sold by us pursuant to the underwriters’ partial exercise of their over-allotment option, at an issue price of $32.50 per share. As a result of the offering, we raised a total of $92.8 million in gross proceeds, or approximately $87.7 million in net proceeds after deducting underwriting discounts and commissions of $4.2 million and other offering costs of $0.9 million.

Significant Accounting Policies

Basis of Financial Statements

The consolidated financial statements include our accounts and the accounts of our wholly owned subsidiaries. Intercompany transactions and balances have been eliminated.

Use of Estimates

Our consolidated financial statements are prepared in accordance with Generally Accepted Accounting Principles, or GAAP. These accounting principles require us to make certain estimates and judgments that can affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the periods presented. Significant estimates and assumptions made by management include the determination of the fair value of stock awards issued, inventory valuation and the allowance for doubtful accounts. We believe that the estimates and judgments upon which we rely are reasonable based upon information available to us at the time that these estimates and judgments are made. To the extent there are material differences between these estimates and actual results, our consolidated financial statements will be affected.

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

RIVERBED TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

software. We recognize product revenue when all of the following have occurred: (1) we have entered into a legally binding arrangement with a customer; (2) delivery has occurred, which is when product title transfers to the customer; (3) customer payment is deemed fixed or determinable and free of contingencies and significant uncertainties; and (4) collection is probable.

Product revenue consists of revenue from sales of our appliances and software licenses. Product sales include a perpetual license to our software. Product revenue is generally recognized upon transfer of title at shipment, assuming all other revenue recognition criteria are met. Shipping charges billed to customers are included in product revenue and the related shipping costs are included in cost of product revenue. Product revenue on sales to resellers is recorded once we have received persuasive evidence of an end-user and all other revenue recognition criteria have been met.

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

We use the residual method to recognize revenue when a product agreement includes one or more elements to be delivered at a future date and vendor specific objective evidence, or VSOE, of the fair value of all undelivered elements exists. Through December 31, 2007, in virtually all of our contracts, the only element that remained undelivered at the time of delivery of the product was support and updates. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the contract fee is recognized as product revenue. If evidence of the fair value of one or more undelivered elements does not exist, all revenue is generally deferred and recognized when delivery of those elements occurs or when fair value can be established. When the undelivered element for which we do not have a fair value is support, revenue for the entire arrangement is bundled and recognized ratably over the support period. Revenue related to these arrangements is included in ratable product and related support and services revenue in the accompanying consolidated statements of operations. VSOE of fair value for elements of an arrangement is based upon the normal pricing and discounting practices for those services when sold separately and for support and updates is additionally measured by the renewal rate offered to the customer. Prior to the third quarter of 2005, we had not established VSOE for the fair value of support contracts provided to our reseller class of customers. As such, prior to the third quarter of 2005, we recognized all revenue on transactions sold through resellers ratably over the term of the support contract, typically one year. Beginning in the third quarter of 2005, we determined that we had established VSOE of fair value of support for products sold to resellers, and began recognizing product revenue upon delivery, provided the remaining criteria for revenue recognition had been met.

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

RIVERBED TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In accordance with APB 25, stock-based compensation expense, which is a non-cash charge, resulted from stock option grants at exercise prices that, for financial reporting purposes, were deemed to be below the estimated fair value of the underlying common stock on the date of grant. Through December 31, 2005, we recorded deferred stock-based compensation relative to these options of approximately $9.9 million which is being amortized over the service period, which generally corresponds to the vesting period of the applicable options on a straight-line basis. During the years ended December 31, 2007, 2006 and 2005 respectively, we amortized $2.3 million, $2.4 million and $1.3 of deferred compensation expense, net of reversals for terminations, relative to these options.

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

Under SFAS 123(R), we estimated the fair value of stock options granted using the Black-Scholes option-pricing formula and a single option award approach. This model utilizes the estimated fair value of common stock and requires that, at the date of grant, we use the expected term of the option, the expected volatility of the price of our common stock, risk free interest rates and expected dividend yield of our common stock. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Options typically either vest with respect to 25% of the shares one year after the options’ vesting commencement date and the remainder ratably on a monthly basis over the following three years, or ratably on a monthly basis over four years. On September 20, 2006, we implemented our Employee Stock Purchase Plan, or Purchase Plan. Purchase Plan shares typically vest over two years, and include two purchase dates per year. The 2006 Purchase Plan became effective on the effective date of the registration statement relating to our IPO. Under the Purchase Plan, employees may purchase shares of common stock through payroll deductions at a price per share that is 85% of the lesser of the fair market value of our common stock as of the beginning of an applicable offering period or the applicable purchase date, with purchases generally every six months.

RIVERBED TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of options granted and Purchase Plan shares were estimated at the date of grant using the following assumptions:

Year ended December 31,
	2007	2006
Employee and Director Stock Options
Expected life in years	4.5 – 6.0	4.5 – 6.1
Risk-free interest rate	3.4% – 4.9%	4.6% – 5.1%
Volatility	51% – 62%	62% – 81%
Weighted average fair value of grants	$11.35 – $24.40	$3.67 – $18.40
Purchase Plan
Expected life in years	0.5 –2.0	0.5 – 2.0
Risk-free interest rate	4.0% – 5.0%	4.8% – 5.1%
Volatility	38% – 46%	42% – 47%
Weighted average fair value of grants	$8.04 – $12.87	$15.02 – $15.52

The expected term represents the period that stock-based awards are expected to be outstanding. For the year ended December 31, 2007, we have elected to use the simplified method of determining the expected term of stock options as permitted by SEC Staff Accounting Bulletin 107. The computation of expected volatility for the year ended December 31, 2007 is based on the historical volatility of comparable companies from a representative peer group selected based on industry, financial and market capitalization data. As required by SFAS 123(R), management estimated expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest.

As of December 31, 2007, total compensation cost related to stock options granted under SFAS 123(R) to employees and directors but not yet recognized was approximately $92.7 million, net of estimated forfeitures of $14.0 million. This cost will be amortized on a straight-line basis over the vesting period, which is typically 4 years. Amortization in the years ended December 31, 2007 and 2006 was $18.9 million and $4.3 million, respectively.

As of December 31, 2007, there was $9.1 million, net of estimated forfeitures of approximately $840,000, left to be amortized under our Purchase Plan, which will be amortized over the remaining Purchase Plan offering period, which is between 8 to 22 months. Amortization in the years ended December 31, 2007 and 2006 was $10.6 million and $2.5 million, respectively.

In accordance with SFAS 123(R), we have presented the cash-related tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options as financing cash flows for the year ended December 31, 2007. Tax benefits presented as financing cash flows for the year ended December 31, 2007 were $850,000. Tax benefits related to stock option exercises for options granted before the adoption of SFAS 123(R) are presented as operating cash flows.

Accounting for Income Taxes

We use the asset and liability method of accounting for income taxes in accordance with FASB Statement No. 109, Accounting for Income Taxes, Accounting for Income Taxes (SFAS 109). Under this method, income tax expenses or benefits are recognized for the amount of taxes payable or refundable for the current year and for deferred tax liabilities and assets for the future tax

RIVERBED TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consequences of events that have been recognized in our consolidated financial statements or tax returns. The measurement of current and deferred tax assets and liabilities are based on provisions of currently enacted tax laws. The effects of future changes in tax laws or rates are not contemplated.

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

In June 2006, FASB issued interpretation No. 48, “ Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (FAS No. 109) ” (“FIN 48”). This interpretation prescribes a recognition threshold and measurement attribute for tax positions taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The evaluation of a tax position in accordance with this interpretation is a two-step process. In the first step, recognition, the Company determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step addresses measurement of a tax position that meets the more-likely-than-not criteria. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Differences between tax positions taken in a tax return and amounts recognized in the financial statements will generally result in an increase in a liability for income taxes payable or a reduction of an income tax refund receivable, or a reduction in a deferred tax asset or an increase in a deferred tax liability or both. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be de-recognized in the first subsequent financial reporting period in which that threshold is no longer met. We adopted the provisions of FIN 48 on January 1, 2007 and have accrued approximately $157,000 as of December 31, 2007 as a result. We have also recognized a decrease in our deferred tax asset of $85,000 as of December 31, 2007. We have elected to record interest and penalties recognized in accordance with FIN 48 in the financial statements as income taxes.

Inventory Valuation

Inventory consists of hardware and related component parts and is stated at the lower of cost (on a first-in, first-out basis) or market. A portion of our inventory relates to evaluation units located at customer locations as some of our customers test our equipment prior to purchasing. Inventory that is obsolete or in excess of our forecasted demand is written down to its estimated realizable value based on historical usage, expected demand, and evaluation unit conversion rate and age. Inherent in our estimates of market value in determining inventory valuation are estimates related to economic trends, future demand for our products and technological obsolescence of our products. Inventory write-downs

RIVERBED TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

are reflected as cost of product and amounted to approximately $1.1 million, $1.5 million and $772,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

Allowances for Doubtful Accounts

We make judgments as to our ability to collect outstanding receivables and provide allowances for the portion of trade receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. For those invoices not specifically reviewed, provisions are provided at differing rates, based upon the age of the receivable. In determining these rates, we analyze our historical collection experience and current economic trends. The allowance for doubtful accounts was $734,000 and $472,000 at December 31, 2007 and 2006.

Software Development Costs

We account for costs incurred for computer software purchased or developed for internal use in accordance with Statement of position 98-1 (SOP 98-1), Accounting for the Cost of Computer Software Developed or Obtained for Internal Use. SOP 98-1 requires companies to capitalize qualifying computer software costs, which are incurred during the application development stage, and amortize them over the software’s estimated useful life.

We capitalized $2.1 million, $1.3 million and $69,000 in internal use software during the years ended December 31, 2007, 2006 and 2005, respectively. Amortization expense related to these assets totaled $343,000, $43,000 and $31,000 during the years ended December 31, 2007, 2006 and 2005, respectively.

Warranty Reserve

Upon shipment of products to our customers, we provide for the estimated cost to repair or replace products that may be returned under warranty. Our warranty period is typically 12 months from the date of shipment to the end-user customer for hardware and 90 days for software. For existing products, the reserve is estimated based on actual historical experience. For new products, the warranty reserve is based on historical experience of similar products until such time as sufficient historical data has been collected for the new product. Warranty reserves amounted to approximately $1.1 million and $735,000 at December 31, 2007 and 2006.

The following is a summary of the warranty reserve activity for the three years ended December 31, 2007:

(in thousands)	Beginning balance	Additions charged to operations	Warranty costs incurred	Ending balance
Warranty reserve analysis:
Year ended December 31, 2005	$45	$382	(289)	$138

Year ended December 31, 2006	$138	$1,226	$(629)	$735

Year ended December 31, 2007	$735	$1,983	$(1,629)	$1,089

Cash and Cash Equivalents

We consider all highly liquid investments purchased with original maturities at the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents are stated at cost, which approximates fair value.

RIVERBED TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Marketable Securities

We determine the appropriate classification of investments in marketable securities at the time of purchase in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, and reevaluate such determination at each balance sheet date. Securities, which are classified as available for sale at December 31, 2007 and 2006, are carried at fair value, with the unrealized gains and losses reported as a separate component of stockholders’ equity. Unrealized gains and losses to date have been immaterial. Fair value is determined based on quoted market rates. Realized gains and losses and declines in value judged to be other-than-temporary on securities available for sale are included as a component of interest income. The cost of securities sold is based on the specific-identification method. Interest on securities classified as available for sale is included as a component of interest income.

Deferred Inventory Costs

When our products have been delivered, but the product revenue associated with the arrangement has been deferred as a result of not meeting the revenue recognition criteria in SOP 97-2, we also defer the related inventory costs for the delivered items in accordance with Accounting Research Bulletin 43, Restatement and Revision of Accounting Research Bulletins. Deferred inventory costs amounted to approximately $2.3 million and $3.5 million at December 31, 2007 and December 31, 2006, respectively, and are included in prepaid expenses and other current assets in the consolidated balance sheets.

Spares

We hold spare parts to service our customers who purchase support. We classify spare parts as other long term assets and amortize the spares over an estimated useful life of three years. At December 31, 2007 and 2006 our spare parts balance was $2.5 million and $876,000, respectively. In the years ended December 31, 2007 and 2006, we amortized $711,000 and $192,000, respectively, to cost of support and services relating to spares.

Concentrations of Risk

Financial instruments that are potentially subject to concentrations of credit risk consist primarily of cash, cash equivalents, marketable securities, and trade receivables. Investment policies have been implemented that limit investments to investment grade securities. The risk with respect to trade receivables is mitigated by credit evaluations we perform on our customers and by the diversification of our customer base. No customer represented more than 10% of our revenue for the years ended December 31, 2007, 2006 or 2005.

We outsource the production of our hardware to third-party manufacturing facilities. We rely on purchase orders or long-term contracts with our contract manufacturers. At December 31, 2007, we had no long-term contractual commitment with any manufacturer; however, we did have a 90 day commitment totaling $6.1 million.

Foreign Currency Translation

While the majority of our revenue contracts are denominated in United States dollars, we incur certain operating expenses in various foreign currencies. The functional currency of our foreign

RIVERBED TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

operations is the local country’s currency. Consequently, expenses of operations outside the United States are translated into United States dollars using average exchange rates for the period reported while assets and liabilities of operations outside the United States are translated into United States dollars using end of period exchange rates. Foreign currency translation adjustments not affecting net income are included in stockholders’ equity as a component of accumulated other comprehensive income (loss) in the accompanying consolidated balance sheets. The revaluation effect of foreign currency fluctuations on intercompany balances is recorded to foreign currency gain (loss) and included in other income (expense) in the accompanying consolidated statements of operations. Foreign currency losses included in other income (expense) for the years ended December 31, 2007, 2006 and 2005 were $349,000, $219,000 and $63,000, respectively.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of other comprehensive income and net income (loss). Other comprehensive income includes certain changes in equity that are excluded from net loss. Specifically, cumulative foreign currency translation adjustments and unrealized losses on marketable securities are included in accumulated other comprehensive income. Comprehensive loss has been reflected in the consolidated statements of convertible preferred stock and stockholders’ equity (deficit).

Accumulated other comprehensive income (loss) was $53,000 and ($16,000) at December 31, 2007 and 2006, resulting primarily from foreign currency translation adjustments.

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

Advertising

All advertising costs are expensed as incurred. Advertising expenses were $2.4 million, $295,000 and $836,000 for the years ended December 31, 2007, 2006 and 2005.

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

Freestanding Preferred Stock Warrants

Freestanding warrants and other similar instruments related to shares that are redeemable are accounted for in accordance with FASB Statement No. 150, Accounting for Certain Financial

RIVERBED TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Instruments with Characteristics of Both Liabilities and Equity. On March 31, 2003, we issued a warrant for the purchase of 32,967 shares of Series A convertible preferred stock with an exercise price of $0.455 per share. On June 7, 2004, we issued warrants for the purchase of 100,000 shares of Series B convertible preferred stock with an exercise price of $0.836 per share. Under Statement No. 150, these warrants that were related to our convertible preferred stock were classified as liabilities on the consolidated balance sheet. The warrants were subject to re-measurement at each balance sheet date and any change in fair value was recognized as a component of other income (expense), net. Subsequent to the IPO and the associated conversion of our outstanding convertible preferred stock to common stock, the warrants were reclassified to common stock and additional paid-in-capital and are no longer subject to re-measurement. During the year ended December 31, 2006, the warrants to purchase 100,000 common shares were exercised. During the year ended December 31, 2007, the warrants to purchase 32,967 shares were exercised.

Prior to the adoption of Statement No. 150, we accounted for freestanding warrants for the purchase of our convertible preferred stock under EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services. We accounted for the cumulative effect of the change in accounting principle as of the beginning of the third quarter of 2005. The impact consisted of a $280,000 cumulative charge for adoption as of July 1, 2005, reflecting the fair value of the warrants as of that date.

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

The following table sets forth the computation of income (loss) per share:

	Year ended December 31,
(in thousands, except per share data)	2007	2006	2005
Net income (loss)	$14,798	$(15,845)	$(17,426)

Weighted average common shares outstanding — basic	68,020	26,977	9,401
Dilutive effect of employee stock plans	5,224	—	—

Weighted average common shares outstanding — diluted	73,244	26,977	9,401
Basic net income (loss) per share	$0.22	$(0.59)	$(1.85)

Diluted net income (loss) per share	$0.20	$(0.59)	$(1.85)

The following weighted average outstanding options, common stock subject to repurchase, convertible preferred stock and convertible preferred stock warrants were excluded from the computation of diluted net income (loss) per common share for the periods presented because including them would have had an anti-dilutive effect:

	Year ended December 31,
(in thousands)	2007	2006	2005
Options to purchase common stock	3,440	5,343	3,840
Common stock subject to repurchase	—	2,372	4,273
Convertible preferred stock and warrants (as converted basis)	—	28,170	35,837

RIVERBED TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.    CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

Cash, Cash Equivalents and Marketable Securities

Cash and cash equivalents consist primarily of highly liquid investments in time deposits held at major banks, commercial paper, United States government agency discount notes, money market mutual funds and other money market securities with original maturities at the date of purchase of 90 days or less. The carrying value of cash and cash equivalents at December 31, 2007 and 2006 was approximately $163.0 million and $105.3 million, and the weighted average interest rates were 5.0% and 5.3%, respectively. The carrying value approximates fair value at December 31, 2007 and 2006.

Marketable securities, which are classified as available for sale at December 31, 2007, are carried at fair value, with the unrealized gains and losses reported as a separate component of stockholders’ equity. Marketable securities consist of government sponsored enterprise obligations and corporate bonds and notes. As of December 31, 2007 and 2006, the marketable securities are recorded at amortized cost which approximates fair market value. All investments mature in one year or less.

	December 31, 2007
(in thousands)	Estimated Fair Value	Gains in Accumulated Other Comprehensive Income	Losses in Accumulated Other Comprehensive Income
Current:
Corporate bonds and notes	$29,197	$5	$(23)
Government sponsored enterprise obligations	53,906	13	(10)

Total marketable securities	$83,103	$18	$(33)

	December 31, 2006
(in thousands)	Estimated Fair Value	Gains in Accumulated Other Comprehensive Income	Losses in Accumulated Other Comprehensive Income
Current:
Corporate bonds and notes	$3,999	$—	$—
Government sponsored enterprise obligations	—	—	—

Total marketable securities	$3,999	$—	$—

Proceeds from the sales of available-for-sale securities were $39.0 million and $0 in the years ended December 31, 2007 and 2006, respectively. There were no gross realized gains or losses recorded on those sales during 2007 and 2006, respectively. Net unrealized holding losses on available-for-sale securities in the amount of $15,000 and $0 as of December 31, 2007 and 2006, respectively, have been included in accumulated other comprehensive income.

We evaluate investments with unrealized losses to determine if the losses are other than temporary. The gross unrealized losses were primarily due to changes in interest rates. We have determined that the gross unrealized losses at December 31, 2007 are temporary. In making this determination, we considered the financial condition and near-term prospects of the issuers, the

RIVERBED TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

magnitude of the losses compared to the investments’ cost, the length of time the investments have been in an unrealized loss position and our ability to hold the investment to maturity. Investments with unrealized losses have been in an unrealized loss position for less than a year.

Restricted Cash

Pursuant to certain lease agreements and as security for our merchant services agreement with our financial institution, we are required to maintain cash reserves, classified as restricted cash. Current restricted cash totaled $142,000 and $121,000 at December 31, 2007 and 2006, respectively. Long-term restricted cash totaled $3.5 million and $1.5 million at December 31, 2007 and 2006, respectively. Long-term restricted cash is included in other assets in the consolidated balance sheets and consists primarily of funds held as collateral for letters of credit for the security deposit on the leases of our corporate headquarters. The long-term restricted cash is restricted until the end of the lease terms on August 30, 2010 and July 31, 2014.

4.    INVENTORY

Inventories consist primarily of hardware and related component parts and are stated at the lower of cost (on a first-in, first-out basis) or market. Inventory is comprised of the following:

	December 31,
(in thousands)	2007	2006
Raw materials	$513	$320
Finished goods	8,900	7,132

Total	$9,413	$7,452

5.    FIXED ASSETS

Fixed assets are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets, which is typically two to five years. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or estimated useful life of the asset. Repair and maintenance costs are expensed as incurred.

RIVERBED TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fixed assets consisted of the following:

	Estimated Useful Life	December 31,
(in thousands)		2007	2006
Computer hardware and equipment	3 years	$10,191	$5,467
Leasehold improvements	2-5 years	8,039	2,646
Furniture and fixtures	3 years	3,796	965
Software	2-5 years	3,552	1,411

Total fixed assets		25,578	10,489
Accumulated depreciation and amortization		(6,752)	(2,771)

Fixed assets, net		$18,826	$7,718

6.    DEFERRED REVENUE

Deferred revenue consisted of the following:

	December 31,
(in thousands)	2007	2006
Product	$2,007	$2,895
Support and services	22,255	9,456
Ratable product and related support and services	2,583	4,486

Deferred revenue, current	26,845	16,837

Deferred revenue, non-current	6,634	2,245

Total deferred revenue	$33,479	$19,082

Deferred product revenue relates to arrangements where not all revenue recognition criteria have been met. Deferred support revenue represents customer payments made in advance for annual support contracts. Support contracts are typically billed on a per annum basis in advance and revenue is recognized ratably over the support period. Deferred ratable product and related support and services revenue consists of deferred revenue on transactions where VSOE of fair value of support had not been established and the entire arrangement is being recognized ratably over the support period. Deferred revenue, non-current consists primarily of customer payments made in advance for support contracts with terms of more than 12 months.

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

RIVERBED TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

8.    LEASE COMMITMENTS

We lease our facilities under non-cancelable operating lease agreements. Future minimum commitments for these operating leases in place as of December 31, 2007 with a remaining non-cancelable lease term in excess of one year are as follows:

(in thousands)	December 31, 2007
2008	$4,698
2009	5,102
2010	4,689
2011	5,241
2012 and thereafter	11,508

Total	$31,238

The terms of certain lease agreements provide for rental payments on a graduated basis. We recognize rent expense on the straight-line basis over the lease period and have accrued for rent expense incurred but not paid. Rent expense under operating leases was $5.3 million, $2.1 million, and $763,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

On September 26, 2006, we entered into an Agreement of Sublease, or Sublease, for new corporate headquarters, and on March 21, 2007 entered into another lease agreement to expand our corporate headquarters as well as extend the term of the existing Sublease mentioned above. The terms of the leases are from February 1, 2007 and March 31, 2007, respectively, to July 31, 2014. The aggregate minimum lease commitment for the combined leases is $21.3 million and is included in the table above. We have entered into two letters of credit totaling $3.0 million to serve as security deposits for the leases, which is included in other assets in the consolidated balance sheet.

On July 3, 2007, we entered into a lease agreement for office space in Sunnyvale, California. The term of the lease is for five years and seven months commencing on January 1, 2008. The aggregate minimum lease commitment is $4.7 million and is reflected in the table above. On July 2, 2007, we entered into a letter of credit in the amount of $500,000 to serve as the security deposit for the lease.

9.    COMMON STOCK

In July 2002, our board of directors adopted the 2002 Stock Plan, or 2002 Plan. In September 2006, all shares of common stock available for grant under the 2002 Plan transferred to the 2006 Equity Incentive Plan, or 2006 Plan.

RIVERBED TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In April and May 2006, our board of directors approved the 2006 Plan, the Purchase Plan and the 2006 Director Stock Option Plan, which became effective upon our IPO.

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

Options issued under our stock option plans are generally for periods not to exceed 10 years and are issued at the fair value of the shares of common stock on the date of grant as determined by the Board of Directors. Following the IPO, the fair value of our common stock is determined by the last sale price of such stock on the Nasdaq Global Market. Options typically either vest with respect to 25% of the shares one year after the options’ vesting commencement date and the remainder ratably on a monthly basis over the following three years, or ratably on a monthly basis over four years. Options granted under the 2002 Plan prior to May 31, 2006 have a maximum term of ten years. Beginning May 31, 2006, options granted under the 2002 Plan had a maximum term of seven years. Options granted under the 2006 Plan had a maximum term of seven years and options granted under the 2006 Director Option Plan had a maximum term of 10 years. Prior to March 28, 2006, employees in the United States had the right to exercise their options granted under the 2002 Plan prior to vesting. For options granted beginning March 28, 2006, optionees may only exercise vested shares. Any unvested stock issued under the 2002 Plan is subject to repurchase by us. Grants made pursuant to the 2006 Plan do not provide for the early exercise of options.

The Purchase Plan became effective on the effective date of the registration statement relating to our IPO. Under the Purchase Plan, employees may purchase shares of common stock through payroll deductions at a price per share that is 85% of the lesser of the fair market value of our common stock as of the beginning of an applicable offering period or the applicable purchase date, with purchases generally every six months. Employees’ payroll deductions may not exceed 15% of their compensation. Employees may purchase up to 2,000 shares per purchase period provided that the value of the shares purchased in any calendar year does not exceed IRS regulations. As of December 31, 2007, 1,428,033 shares were available under the Purchase Plan.

RIVERBED TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about stock options outstanding:

(in thousands, except per share amounts)	Shares Available	Options Outstanding	Weighted Average Exercise Price Per Share
Balance, December 31, 2004	646	1,181	$0.08
Additional options authorized	4,613	—	—
Granted	(5,407)	5,407	$0.66
Exercised	—	(3,652)	$0.26
Repurchased	203	—	$0.09
Canceled	138	(138)	$0.19

Balance, December 31, 2005	193	2,798	$0.96
Additional options authorized	7,315	—	—
Granted	(4,832)	4,832	$8.75
Exercised		(254)	$0.84
Repurchased	325	—
Canceled	332	(332)	$3.73

Balance, December 31, 2006	3,333	7,044	$6.18
Additional options authorized	3,559	—	—
Granted	(5,780)	5,780	$34.97
Exercised	—	(1,531)	$3.30
Repurchased	—	—
Canceled	458	(458)	$20.13

Balance, December 31, 2007	1,570	10,835	$21.36

The range of exercise prices for options outstanding at December 31, 2007 was $0.05 to $48.50.

Range of Exercise Price	Options Outstanding as of December 31, 2007	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
	(in thousands)	(in years)		(in thousands)
$0.05 – $0.60	783	7.30	$0.40
$0.61 – $5.75	1,468	7.78	$3.42
$5.76 – $16.72	2,452	5.83	$6.61
$16.73 – $34.12	4,402	6.37	$30.63
$34.13 – $48.50	1,730	6.57	$43.38

$0.05 – $48.50	10,835	6.54	$21.36	$105,213

Exercisable	2,830	6.44	$7.25	$57,049
Vested and expected to vest	9,644	6.43	$21.26	$94,323

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the closing price of our common stock at December 31, 2007. During the years ended December 31, 2007 and 2006, the aggregate intrinsic value of stock option awards exercised was $50.0 million and $1.5 million, determined at the date of option exercise.

RIVERBED TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The per share weighted-average fair value and exercise price of options granted in the year ended December 31, 2007 and 2006 are as follows:

	Year ended December 31, 2007	Year ended December 31, 2006
Weighted-average fair value:
Options granted below reassessed value	$—	$4.79
Options granted equal to reassessed value	$—	$10.46
Options granted equal to market price	$17.54	$—
Weighted-average exercise price:
Options granted below reassessed value	$—	$5.72
Options granted equal to reassessed value	$—	$19.19
Options granted equal to market price	$34.97	$—

At December 31, 2007 and 2006 there were 1,088,000 and 2,372,000 shares, respectively, subject to repurchase under common stock repurchase agreements. The cash received from the sale of these shares is initially recorded as a liability and is subsequently reclassified to common stock as the shares vest. At December 31, 2007 and 2006, there was $346,000 and $659,000, respectively, recorded in accrued liabilities and other long-term liabilities related to the issuance of these shares.

The following table shows the shares issued and the weighted average purchase price per share under the Purchase Plan for the year ended December 31, 2007:

(shares in thousands)
Purchase date	April 30, 2007
Shares issued	373
Weighted average purchase price per share	$ 8.29
Purchase date	October 31, 2007
Shares issued	361
Weighted average purchase price per share	$10.09

The total intrinsic value of stock option purchases for the year ended December 31, 2007 was $17.4 million.

10.    INCOME TAXES

A geographical breakdown of income before provision for income taxes is shown in the following table:

	Year ended December 31,
(in thousands)	2007	2006	2005
Domestic	$23,340	$(16,362)	$(17,077)
Foreign	(3,307)	820	(14)

Total	$20,033	$(15,542)	$(17,091)

RIVERBED TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The provision for income tax expense consists of the following:

	Year ended December 31,
(in thousands)	2007	2006	2005
Current:
Federal	$4,177	$—	$—
State	768	—	—
Foreign	290	303	55

Total Current	$5,235	$303	$55

Deferred:
Federal	$—	$—	$—
State	—	—	—
Foreign	—	—	—

Total Deferred	$—	$—	$—

Total Provision	$5,235	$303	$55

For the year ended December 31, 2007, our effective tax rate was 26.1%. In 2006 and 2005, we had negative effective tax rates due to book losses. We have not provided U.S. taxes for our foreign earnings because such earnings are intended to be indefinitely reinvested outside the U.S.

The reconciliation of federal statutory income tax to our effective income tax is as follows:

	Year ended December 31,
(in thousands)	2007	2006	2005
Expected provision at federal statutory rate*	$7,011	$(5,284)	$(5,907)
State taxes, net of federal benefit	521	(928)	(1,014)
Stock-based compensation expense	2,705	3,134	513
Change in valuation allowance	(5,054)	3,751	6,663
Research and development tax credits	(1,534)	(830)	(418)
Non-deductible expenses	137	327	237
Foreign rate differential	1,449	24	(19)
Other (net)	—	109	—

Total	$5,235	$303	$55

*35% for 2007, 34% for 2005-2006.

RIVERBED TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of the current and deferred tax assets and liabilities consist of the following:

	December 31,
(in thousands)	2007	2006
Current deferred tax assets:
Other accrued liabilities and reserves	$1,297	$1,165
Deferred revenue	231	168
Deferred compensation	719	423
Valuation allowance	(2,247)	(1,756)

Total Current	$—	$—

Non-current deferred tax assets:
Depreciation and amortization	$858	$148
Deferred compensation	5,121	531
Net operating losses	185	11,812
Credit carryforwards	2,016	1,757
Other accrued liabilities and reserves	1,615	359
Valuation allowance	(9,795)	(14,607)

Total non-current	$—	$—

As of December 31, 2007, we had net operating loss carryforwards for federal, state and foreign income tax purposes of $15.1 million, $16.9 million and $3.7 million, respectively. We also had federal and state research and development tax credit carryforwards of approximately $2.9 million and $2.8 million, respectively.

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets were fully offset by a valuation allowance. If not utilized, the federal and state net operating loss and tax credit carryforwards will expire between 2013 and 2026 while the foreign net operating losses do not expire. Due to prior changes in ownership in 2002 and 2003, we have approximately $425,000 and $393,000 of federal and state net operating losses carryforwards which are subject to an annual limitation on utilization. In addition, we also have approximately $152,000 and $146,000 of federal and state research and development tax credit carryforwards, which are subject to an annual limitation.

We track the portion of our federal and state net operating loss carryforwards attributable to stock option benefits in a separate memo account pursuant to SFAS 123(R). Therefore, these amounts are no longer included in gross or net deferred tax assets. Pursuant to SFAS 123(R), footnote 82, the benefit of these net operating loss and tax credit carryforwards will only be recorded to equity when they reduce cash taxes payable. We elected to use the “with-and-without” approach for utilizing the tax benefits of stock option exercises under SFAS 123(R). These benefits would result in a credit to additional paid-in-capital when they reduce income taxes payable. We recognized a reduction in taxes payable for the tax benefit of stock option exercises during 2007 of $4.3 million.

RIVERBED TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Uncertain Income Tax Positions

Effective January 1, 2007, we adopted FIN 48. A reconciliation of the beginning and ending amount of the consolidated liability for unrecognized income tax benefits during the year is as follows:

(in thousands)	2007
Balance at January 1, 2007	$—
Additions for tax positions of prior years	298
Additions for tax positions related to 2007	—
Reductions for tax positions of prior year	—
Settlements	—

Balance at December 31, 2007	$298

Included in the unrecognized tax benefits of $298,000 at December 31, 2007 was approximately $242,000 of tax benefits that, if recognized, would reduce our annual effective tax rate. We did not accrue for any interest and penalty associated with the uncertain tax position. We do not expect our unrecognized tax benefits to change significantly over the next 12 months. The statute of limitations for federal, state, and UK tax purposes are generally three, four, and three years respectively; however, we continue to carryover tax attributes prior to these periods for federal and state purposes, which would still be open for examination by the respective tax authorities. All years since our inception are open to tax examinations.

11.    SEGMENT INFORMATION

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

Revenue by geography is based on the billing address of the customer. The following table sets forth revenue and long-lived assets by geographic area:

Revenue

	Year ended December 31,
(in thousands)	2007	2006	2005
Domestic revenue	$148,171	$65,675	$18,866
International revenue	88,235	24,532	4,075

Total revenue	$236,406	$90,207	$22,941

RIVERBED TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-lived Assets

	As of December 31,
(in thousands)	2007	2006
Domestic long-lived assets	$17,805	$7,509
International long-lived assets	1,021	209

Total long-lived assets	$18,826	$7,718

12.    EMPLOYEE BENEFIT PLAN

We have a 401(k) plan covering all eligible employees. We are not required to contribute to the plan and have made no contributions through December 31, 2007.

13.    LEGAL MATTERS

On October 9, 2007, Quantum Corporation served us with a lawsuit, filed in the United States District Court, Northern District of California, alleging patent infringement of United States Patent No. 5,990,810 (the “‘810 patent”). Quantum seeks unspecified damages and injunctive relief.

On November 13, 2007, we counterclaimed against Quantum Corporation and served Quantum with a lawsuit, filed in the United States District Court, Northern District of California, alleging patent infringement of United States Patent No. 7,116,249. Trial on our claim against Quantum is currently scheduled to begin February 2, 2009.

On January 9, 2008, we moved to dismiss Quantum’s complaint for infringement in the United States District Court, Northern District of California, for lack of standing. Our motion was granted by the Court on February 4, 2008.

On January 9, 2008, we filed an action in the United States District Court, Delaware, against Quantum and certain of its subsidiaries seeking a declaratory judgment of non-infringement and invalidity with respect to the ‘810 patent.

On or about February 13, 2008, Quantum filed a lawsuit against us in the United States District Court, Northern District of California, alleging patent infringement of United States Patent No. 6,622,164 (the “‘164 Patent”). We have not yet been served with this lawsuit.

On February 14, 2008, Quantum moved to dismiss our complaint in the United States District Court, Delaware or, in the alternative, to transfer the action to the United States District Court, Northern District of California. In addition, Quantum moved for leave to file an amended counterclaim in the United States District Court, Northern District of California to add claims for infringement of the ‘810 Patent and the ‘164 Patent.

We believe that Quantum’s actions against us are without merit and we intend to vigorously defend against these claims. We currently are unable to estimate the possible loss or range of loss associated with these actions.

From time to time, we are involved in various legal proceedings, claims and litigation arising in the ordinary course of business. There are no other currently pending legal proceedings at December 31,

RIVERBED TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2007 that, in the opinion of management, might have a material adverse effect on our financial position, results of operations or cash flows.

14.    RELATED PARTIES

For the year ended December 31, 2007, we recognized $787,000 of revenue from a customer who, as of December 31, 2007, held approximately 10% of our stock. As of December 31, 2007, we had accounts receivable from this customer of approximately $559,000.

15.    NEW ACCOUNTING PRONOUNCEMENTS

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

(a.) Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. There are inherent limitations in the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even any effective internal control can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of any internal control may vary over time.

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, management used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, using those criteria, our management concluded that, as of December 31, 2007, our internal control over financial reporting was effective.

(b.) Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(c.) Evaluation of Disclosure Controls and Procedures

Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), as of December 31, 2007, the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Item 9B.	Other Information

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to Riverbed’s Proxy Statement for its 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2007.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to Riverbed’s Proxy Statement for its 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2007.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to Riverbed’s Proxy Statement for its 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2007.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to Riverbed’s Proxy Statement for its 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2007.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference to Riverbed’s Proxy Statement for its 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2007.

Part IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Financial Statements

The financial statements filed as part of this report are listed on the index to financial statements on page 52.

(b) Financial Statement Schedules

The following financial statement schedule is filed as a part of this Annual Report on Form 10-K

Schedule II – Valuation and Qualifying Accounts

SCHEDULE II

Valuation and Qualifying Accounts

	Beginning balance	Additions charged to operations	Write-offs	Ending balance
	(in thousands)
Trade receivables allowance
Year ended December 31, 2005	$31	$75	$(16)	$90

Year ended December 31, 2006	$90	$474	$(92)	$472

Year ended December 31, 2007	$472	$461	$(199)	$734

All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

(c) Exhibits

The following exhibits are incorporated by reference or filed herewith.

Exhibit No.	Description

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 of Registrant’s Form S-1 Registration No. 333-133437).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 of Registrant’s Form 8-K Registration No. 001-33023, filed with the SEC on December 3, 2007).

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Form of Common Stock certificate (incorporated by reference to Exhibit 4.2 of Registrant’s Form S-1 Registration No. 333-133437).

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

Exhibit No.	Description

10.2	Riverbed Technology, Inc. 2002 Stock Plan (incorporated by reference to Exhibit 10.2 of Registrant’s Form S-1 Registration No. 333-133437). *

10.3	Form of 2002 Stock Plan Stock Option Agreement (incorporated by reference to Exhibit 10.3 of Registrant’s Form S-1 Registration No. 333-133437). *

10.4	Form of 2002 Stock Plan Stock Option Agreement (Officers and Key Employees) (incorporated by reference to Exhibit 10.4 of Registrant’s Form S-1 Registration No. 333-133437). *

10.5	2006 Equity Incentive Plan and form of agreement thereunder (incorporated by reference to Exhibit 10.5 of Registrant’s Form S-1 Registration No. 333-133437). *

10.6	2006 Director Option Plan and forms of agreements thereunder (incorporated by reference to Exhibit 10.6 of Registrant’s Form S-1 Registration No. 333-133437). *

10.7	2006 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.7 of Registrant’s Form S-1 Registration No. 333-133437). *

10.8	Notice of Stock Option Grant and Stock Option Agreement, dated May 12, 2005, with Steven McCanne (incorporated by reference to Exhibit 10.24 of Registrant’s Form S-1 Registration No. 333-133437). *

10.9	Notice of Stock Option Grant and Stock Option Agreement, dated May 12, 2005, with Jerry Kennelly (incorporated by reference to Exhibit 10.27 of Registrant’s Form S-1 Registration No. 333-133437). *

10.10

Notice of Stock Option Grant and Stock Option Agreement, dated March 16, 2005, with Stanley J. Meresman (incorporated by reference to Exhibit 10.31 of Registrant’s Form S-1 Registration No. 333-133437). *

10.11

Notice of Stock Option Grant and Stock Option Agreement, dated March 28, 2006, with Michael R. Kourey (incorporated by reference to Exhibit 10.32 of Registrant’s Form S-1 Registration No. 333-133437). *

10.12

Notice of Stock Option Grant and Stock Option Agreement, dated April 12, 2006, with Michael R. Kourey (incorporated by reference to Exhibit 10.33 of Registrant’s Form S-1 Registration No. 333-133437). *

10.13	Form of 2002 Stock Plan Stock Option Agreement (Installment Vesting) (incorporated by reference to Exhibit 10.34 of Registrant’s Form S-1 Registration No. 333-133437). *

10.14	Form of 2002 Stock Plan Stock Option Agreement (Officers and Key Employees) (Installment Vesting) (incorporated by reference to Exhibit 10.35 of Registrant’s Form S-1 Registration No. 333-133437). *

10.15	Notice of Stock Option Grant and Stock Option Agreement, dated May 1, 2006, with Steven McCanne (incorporated by reference to Exhibit 10.36 of Registrant’s Form S-1 Registration No. 333-133437). *

10.16	Notice of Stock Option Grant and Stock Option Agreement, dated May 1, 2006, with Jerry Kennelly (incorporated by reference to Exhibit 10.37 of Registrant’s Form S-1 Registration No. 333-133437). *

10.17

Form of Equity Incentive Plan Notice of Stock Option Grant and Stock Option Agreement (incorporated by reference to Exhibit 10.42 of Registrant’s Quarterly Report on

    Form 10-Q, Registration No. 001-33023, filed with the SEC on July 30, 2007). *

10.18

Riverbed Technology, Inc. Management Bonus Plan (incorporated by reference to Exhibit 10.43 of Registrant’s Quarterly Report on Form 10-Q, Registration

    No. 001-33023, filed with the SEC on July 30, 2007). *

Exhibit No.	Description

10.19

Form of 2006 Director Option Plan Notice of Stock Option Grant (incorporated by reference to Exhibit 10.45 of Registrant’s Quarterly Report on Form 10-Q, Registration No. 001-33023, filed with the SEC on October 25, 2007). *

10.20	Offer Letter with David M. Peranich, dated July 7, 2006 (incorporated by reference to Exhibit 10.39 of Registrant’s Form S-1 Registration No. 333-133437). *

10.21

Agreement of Sublease dated September 26, 2006 between PricewaterhouseCoopers LLP and the Registrant (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on October 2, 2006).

10.22	Lease agreement for 199 Fremont Street dated March 21, 2007 between GLL Fremont Street Partners, Inc. and the Registrant.

10.23

Lease agreement dated June 28, 2007 between W2005 RPS Realty, L.L.C. and the Registrant (incorporated by reference to Exhibit 10.44 of Registrant’s Quarterly Report on Form 10-Q, Registration No. 001-33023, filed with the SEC on July 30, 2007)

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 14, 2008.

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

Signature	Title	Date

/s/ JERRY M. KENNELLY Jerry M. Kennelly	President, Chief Executive Officer and Chairman (Principal Executive Officer)	February 14, 2008

/s/ RANDY S. GOTTFRIED Randy S. Gottfried	Chief Financial Officer (Principal Financial and Accounting Officer)	February 14, 2008

/s/ STEVEN MCCANNE Steven McCanne	Director	February 14, 2008

/s/ MARK A. FLOYD Mark A. Floyd	Director	February 14, 2008

/s/ MICHAEL R. KOUREY Michael R. Kourey	Director	February 14, 2008

/s/ STANLEY J. MERESMAN Stanley J. Meresman	Director	February 14, 2008

/s/ CHRISTOPHER J. SCHAEPE Christopher J. Schaepe	Director	February 14, 2008

/s/ JAMES R. SWARTZ James R. Swartz	Director	February 14, 2008