Form 10-Q
period 2008-03-31
Riverbed Technology, Inc.
filed 2008-04-29
CIK 1357326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒     Accelerated filer  ☐     Non-accelerated filer  ☐     Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐    No ☒

The number of shares of the registrant’s common stock, par value $0.0001, outstanding as of April 24, 2008 was: 71,707,419

Riverbed Technology, Inc.

INDEX

PART I. FINANCIAL INFORMATION

Item 1 – Financial Statements

RIVERBED TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

As of March 31, 2008 and December 31, 2007

(in thousands, except per share data)

	March 31, 2008	December 31, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$148,216	$162,979
Marketable securities	120,848	83,103
Trade receivables, net of allowances of $651 and $734 as of March 31, 2008 and December 31, 2007, respectively	42,170	50,072
Other receivables	1,119	1,273
Inventory	11,277	9,413
Prepaid expenses and other current assets	5,645	5,136

Total current assets	329,275	311,976

Fixed assets, net	19,847	18,826
Other assets	7,155	6,800

Total assets	$356,277	$337,602

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,944	$20,325
Accrued compensation and benefits	14,087	14,290
Other accrued liabilities	11,430	9,381
Deferred revenue	30,738	26,845

Total current liabilities	75,199	70,841

Deferred revenue, non-current	7,380	6,634
Other long-term liabilities	345	409

Total long-term liabilities	7,725	7,043

Stockholders’ equity:
Preferred stock, $0.0001 par value – 30,000 shares authorized, no shares outstanding	—	—
Common stock and additional paid-in-capital; $0.0001 par value — 600,000 shares authorized; 71,707 and 71,332 shares issued and outstanding as of March 31, 2008 and December 31, 2007, respectively	307,584	295,487
Deferred stock-based compensation	(2,523)	(3,287)
Accumulated deficit	(31,897)	(32,535)
Accumulated other comprehensive income	189	53

Total stockholders’ equity	273,353	259,718

Total liabilities and stockholders’ equity	$356,277	$337,602

See Notes to Condensed Consolidated Financial Statements.

RIVERBED TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three months ended March 31,
	2008	2007
Revenue:
Product	$57,729	$35,639
Support and services	15,253	7,145

Total revenue	72,982	42,784

Cost of revenue:
Cost of product	13,936	10,168
Cost of support and services	6,010	2,386

Total cost of revenue	19,946	12,554

Gross profit	53,036	30,230

Operating expenses:
Sales and marketing	31,207	17,092
Research and development	13,608	7,458
General and administrative	9,373	4,037

Total operating expenses	54,188	28,587

Operating income (loss)	(1,152)	1,643

Other income, net	2,300	1,719

Income before provision for income taxes	1,148	3,362
Provision for income taxes	510	103

Net income	$638	$3,259

Net income per common share:
Basic	$0.01	$0.05

Diluted	$0.01	$0.05

Shares used in computing net income per common share:
Basic	70,597	65,037

Diluted	73,959	70,350

Stock-based compensation expense included in above:
Cost of product	$35	$8
Cost of support and services	1,031	372
Sales and marketing	5,389	2,742
Research and development	2,901	1,456
General and administrative	1,852	798

Total stock-based compensation expense	$11,208	$5,376

See Notes to Condensed Consolidated Financial Statements.

RIVERBED TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three months ended March 31,
	2008	2007
Operating Activities:
Net income	$638	$3,259
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,117	979
Stock-based compensation	11,208	5,376
Excess tax benefit from employee stock plans	(391)	—
Changes in operating assets and liabilities:
(Increase) decrease in trade receivables	7,862	(3,682)
Increase in inventory	(2,719)	(784)
Increase in prepaid expenses and other assets	(565)	(362)
Decrease in accounts payable and other current liabilities	(1,145)	(804)
Increase in income taxes payable	21	50
Increase in deferred revenue	4,639	2,987

Net cash provided by operating activities	21,665	7,019

Investing Activities:
Capital expenditures	(512)	(1,518)
Purchase of available for sale securities	(50,561)	(7,945)
Proceeds from sales and maturities of available for sale securities	13,003	4,000
Increase in other assets	—	(1,600)

Net cash used in investing activities	(38,070)	(7,063)

Financing Activities:
Proceeds from public offering, net of expenses	—	87,664
Proceeds from issuance of common stock under employee stock plans, net of repurchases	1,179	81
Excess tax benefit from employee stock plans	391	—

Net cash provided by financing activities	1,570	87,745

Effect of exchange rate changes on cash and cash equivalents	72	4

Net increase (decrease) in cash and cash equivalents	(14,763)	87,705
Cash and cash equivalents at beginning of period	162,979	105,330

Cash and cash equivalents at end of period	$148,216	$193,035

See Notes to Condensed Consolidated Financial Statements.

RIVERBED TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization

Riverbed Technology, Inc. was founded on May 23, 2002 and has developed a comprehensive solution to the fundamental problems of wide-area distributed computing. Our products enable our customers simply and efficiently to improve the performance of their applications and access their data over wide area networks (WANs).

Public Offerings

In September 2006, we completed our initial public offering, or IPO, of common stock in which we sold and issued 9,990,321 shares of our common stock at an issue price of $9.75 per share. We raised a total of $97.4 million in gross proceeds from the IPO, or approximately $87.5 million in net proceeds after deducting underwriting discounts and commissions of $6.8 million and other offering costs of $3.1 million. Upon the closing of the IPO, all shares of convertible preferred stock outstanding automatically converted into 39,441,439 shares of common stock.

In February 2007, we completed a follow-on public offering of common stock in which we sold and issued 2,854,671 shares of our common stock at an issue price of $32.50 per share. As a result of the offering, we raised a total of $92.8 million in gross proceeds, or approximately $87.7 million in net proceeds after deducting underwriting discounts and commissions of $4.2 million and other offering costs of $0.9 million.

Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements include our accounts and the accounts of our wholly owned subsidiaries. Intercompany transactions and balances have been eliminated. The accompanying condensed consolidated balance sheet as of March 31, 2008, the condensed consolidated statements of operations for the three months ended March 31, 2008 and March 31, 2007, and the condensed consolidated statements of cash flows for the three months ended March 31, 2008 and March 31, 2007 are unaudited. The accompanying statements should be read in conjunction with the audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2007.

The accompanying condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, or GAAP, pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. They do not include all of the financial information and footnotes required by GAAP for complete financial statements. We believe the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments necessary for the fair presentation of our statement of financial position as of March 31, 2008, and our results of operations and cash flows for the three months ended March 31, 2008 and March 31, 2007. All adjustments are of a normal recurring nature. Certain prior period amounts have been reclassified to conform to the current period presentation. The results for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending December 31, 2008.

Other than the adoption of the provisions of Financial Accounting Standards Board Statement No. 157, Fair Value Measurement, or SFAS 157, there have been no significant changes in our accounting policies during the three months ended March 31, 2008 as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2007.

Use of Estimates

GAAP requires us to make certain estimates and judgments that can affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the periods presented. Significant estimates and assumptions made by management include the determination of the fair value of stock awards issued, the allowance for doubtful accounts and inventory valuation. We believe that the estimates and judgments upon which we rely are reasonable based upon information available to us at the time that these estimates and judgments were made. To the extent there are material differences between these estimates and actual results, our consolidated financial statements will be affected.

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

We use the residual method to recognize revenue when a product agreement includes one or more elements to be delivered at a future date and vendor specific objective evidence, or VSOE, of the fair value of all undelivered elements exists. Through March 31, 2008, in virtually all of our contracts, the only element that remained undelivered at the time of delivery of the product was support and updates. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the contract fee is recognized as product revenue. If evidence of the fair value of one or more undelivered elements does not exist, all revenue is generally deferred and recognized when delivery of those elements occurs or when fair value can be established. When the undelivered element for which we do not have a fair value is support, revenue for the entire arrangement is bundled and recognized ratably over the support period. VSOE of fair value for elements of an arrangement is based upon the normal pricing and discounting practices for those services when sold separately, and for support and updates is additionally measured by the renewal rate offered to the customer.

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

Stock-Based Compensation

Prior to January 1, 2006, we accounted for employee stock options using the intrinsic value method in accordance with Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees, and Financial Accounting Standards Board Interpretation, or FIN, 44, Accounting for Certain

Transactions Involving Stock Compensation, an Interpretation of APB No. 25, and had adopted the disclosure only provisions of Statement of Financial Accounting Standards, or SFAS, No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure.

In accordance with APB 25, stock-based compensation expense, which is a non-cash charge, resulted from stock option grants at exercise prices that, for financial reporting purposes, were deemed to be below the estimated fair value of the underlying common stock on the date of grant. Through December 31, 2005, we recorded deferred stock-based compensation relative to these options of approximately $9.9 million, which is being amortized over the service period, which generally corresponds to the vesting period of the applicable options on a straight-line basis. During the three months ended March 31, 2008 and 2007, we amortized $524,000 and $575,000, respectively, of deferred compensation expense, net of reversals, relative to these options.

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

The fair value of options granted was estimated at the date of grant using the following assumptions:

	Three months ended March 31, 2008	Three months ended March 31, 2007
Employee and Director Stock Options
Expected life in years	4.5	4.5
Risk-free interest rate	2.6%	4.5%-4.7%
Volatility	51%	62%
Weighted average fair value of grants	$7.10 - $10.49	$14.55 - $18.80

There were no new offering periods under the Purchase Plan in the three months ended March 31, 2008 or 2007.

The expected term represents the period that stock-based awards are expected to be outstanding. For the three months ended March 31, 2008 and March 31, 2007, we have elected to use the simplified method of determining the expected term as permitted by SEC Staff Accounting Bulletins 107 and 110. The computation of expected volatility for the three months ended March 31, 2008 is based on the historical volatility of comparable companies from a representative peer group selected based on industry and market capitalization data. As required by SFAS No. 123(R), management estimated expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest.

As of March 31, 2008, the total compensation cost related to stock-based awards granted under SFAS No. 123(R) to employees and directors but not yet recognized was approximately $91.7 million, net of estimated forfeitures of $14.4 million. This cost will be amortized on a straight-line basis over the vesting period, which is typically 4 years. Amortization in the three months ended March 31, 2008 and March 31, 2007, was $7.8 million and $2.2 million, respectively.

As of March 31, 2008 there was $6.4 million, net of estimated forfeitures of approximately $576,000, left to be amortized under our Purchase Plan, which will be amortized over the remaining Purchase Plan offering period, which is between 5 and 19 months. Amortization in the three months ended March 31, 2008 and March 31, 2007 was $2.9 million and $2.6 million, respectively.

Accounting for Income Taxes

We use the asset and liability method of accounting for income taxes in accordance with FASB Statement No. 109, Accounting for Income Taxes, (SFAS 109). Under this method, income tax expenses or benefits are recognized for the amount of taxes payable or refundable for the current year and for deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. The measurement of current and deferred tax assets and liabilities are based on provisions of currently enacted tax laws. The effects of future changes in tax laws or rates are not contemplated.

As part of the process of preparing consolidated financial statements, we are required to estimate our income taxes and tax contingencies in each of the tax jurisdictions in which we operate prior to the completion and filing of tax returns for such periods. This process involves estimating actual current tax expense together with assessing temporary differences in the treatment of items for tax purposes versus financial accounting purposes that may create net deferred tax assets and liabilities. We rely on management estimates and assumptions in preparing our provision including forecasted annual income.

We record a valuation allowance to reduce our deferred tax assets to the amount we believe is more likely than not to be realized. In assessing the need for a valuation allowance, we have considered our historical levels of income, expectations of future taxable income and on-going tax planning strategies. Because of the uncertainty of the realization of the deferred tax assets, we have recorded a full valuation allowance against our deferred tax assets except for certain deferred tax assets which we can forecast to reverse within a period that will allow us to recover income taxes that were previously paid. The effect of the potential reversal of these deferred tax assets is included in our annual estimated effective tax rate. Realization of our deferred tax assets is dependent primarily upon future U.S. taxable income.

Inventory Valuation

Inventory consists of hardware and related component parts and is stated at the lower of cost (on a first-in, first-out basis) or market. A large portion of our inventory relates to evaluation units located at customer locations, as some of our customers test our equipment prior to purchasing. Inventory that is obsolete or in excess of our forecasted demand is written down to its estimated realizable value based on historical usage, expected demand, and evaluation unit conversion rate and age. Inherent in our estimates of market value in determining inventory valuation are estimates related to economic trends, future demand for our products and technological obsolescence of our products. Inventory write-downs are reflected as cost of product and amounted to approximately $450,000 and $265,000 in the three months ended March 31, 2008 and March 31, 2007, respectively.

Warranty Reserve

Upon shipment of products to our customers, we provide for the estimated cost to repair or replace products that may be returned under warranty. Our warranty period is typically 12 months from the date of shipment to the end-user customer for hardware and 90 days for software. For existing products, the reserve is estimated based on actual historical experience. For new products, the warranty reserve is based on historical experience of similar products until such time as sufficient historical data has been collected for the new product. Warranty reserves amounted to approximately $1.2 million and $1.1 million at March 31, 2008 and December 31, 2007, respectively.

The following is a summary of the warranty reserve activity for the three months ended March 31, 2008:

(in thousands)	Beginning balance	Additions charged to operations	Warranty costs incurred	Ending balance
Three months ended March 31, 2008	$1,089	$661	$(582)	$1,168

Deferred Inventory Costs

When our products have been delivered, but the product revenue associated with the arrangement has been deferred as a result of not meeting the revenue recognition criteria in SOP 97-2, we also defer the related inventory costs for the delivered items in accordance with Accounting Research Bulletin 43, Restatement and Revision of Accounting Research Bulletins. Deferred inventory costs amounted to approximately $2.1 million and $2.3 million at March 31, 2008 and December 31, 2007, respectively, and are included in prepaid expenses and other current assets in the condensed consolidated balance sheets.

Spares

We hold spare parts to service our customers who purchase support. We classify spare parts as other long term assets and amortize the spares over an estimated useful life of three years. At March 31, 2008 and December 31, 2007 our spare parts balance, net of accumulated amortization, was $2.8 million and $2.5 million, respectively. In the three months ended March 31, 2008 and March 31, 2007, we amortized $353,000 million and $106,000, respectively, to cost of support and services related to spares.

Concentrations of Risk

Financial instruments that are potentially subject to concentrations of credit risk consist primarily of cash, cash equivalents, marketable securities, and trade receivables. Investment policies have been implemented that limit investments to investment grade securities and the average portfolio maturity of our investments is less than six months. The risk with respect to trade receivables is mitigated by credit evaluations we perform on our customers and by the diversification of our customer base. No customers represented more than 10% of our revenue for the three months ended March 31, 2008. We derived 15% of our revenue, approximately $6.4 million, from one customer in the three months ended March 31, 2007.

We outsource the production of our hardware to third-party manufacturing facilities. We rely on purchase orders or long-term contracts with our contract manufacturers. At March 31, 2008, we had no long-term contractual commitment with any manufacturer; however, we did have a 90 day commitment totaling $6.7 million.

2.	NET INCOME PER COMMON SHARE

Basic net income per common share is computed by dividing net income by the weighted average number of vested common shares outstanding during the period. Diluted net income per common share is computed by giving effect to all potential dilutive common shares.

The following table sets forth the computation of income per share:

	Three months ended March 31,
(in thousands, except per share data)	2008	2007
Net income	$638	$3,259

Weighted average common shares outstanding - basic	70,597	65,037
Dilutive effect of employee stock plans	3,362	5,313

Weighted average common shares outstanding - diluted	73,959	70,350

Basic net income per share	$0.01	$0.05

Diluted net income per share	$0.01	$0.05

The following weighted average outstanding options were excluded from the computation of diluted net income per common share for the periods presented because including them would have had an anti-dilutive effect:

	Three months ended March 31,
(in thousands)	2008	2007
Options to purchase common stock	6,652	398

3.	CASH, CASH EQUIVALENTS, MARKETABLE SECURITIES AND RESTRICTED CASH

Cash, Cash Equivalents and Marketable Securities

Cash and cash equivalents consist primarily of highly liquid investments in money market mutual funds, government sponsored enterprise obligations, treasury bills, commercial paper and other money market securities with remaining maturities at date of purchase of 90 days or less. The carrying value of cash and cash equivalents at March 31, 2008 and December 31, 2007 was approximately $148.2 million and $163.0 million, respectively, and the weighted average interest rates were 3.3% and 5.0%, respectively. The carrying value approximates fair value at March 31, 2008 and December 31, 2007.

Marketable securities, which are classified as available for sale at March 31, 2008, are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. Marketable securities consist of government sponsored enterprise obligations, treasury bills and corporate bonds and notes. As of December 31, 2007, the marketable securities are recorded at amortized cost which approximates fair market value. As of March 31, 2008, the fair value of our marketable securities is determined in accordance with SFAS No. 157, which defines fair value as the exit price in the principal market in which we would transact. Under SFAS No. 157, level 1 instruments are valued based on quoted market prices in active markets and include treasury bills and money market funds. Level 2 instruments are valued based on quoted prices in markets that are not active, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency and include corporate bonds and notes and government sponsored enterprise obligations.

As of March 31, 2008, the fair value measurements of our cash, cash equivalents and marketable securities consisted of the following:

(in thousands)	Total	Level 1	Level 2
Government sponsored enterprise obligations	$117,025	$—	$117,025
Corporate bonds and notes	49,867	—	49,867
Treasury bills	37,834	37,834	—
Money market funds	56,481	56,481	—

Total cash equivalents and marketable securities	261,207	$94,315	$166,892

Cash	7,857

Total cash, cash equivalents and marketable securities	$269,064

Restricted Cash

Pursuant to certain lease agreements and as security for our merchant services agreement with our financial institution, we are required to maintain cash reserves, classified as restricted cash. Current restricted cash totaled $56,000 and $142,000 at March 31, 2008 and December 31, 2007, respectively, and long-term restricted cash totaled $3.5 million at March 31, 2008 and December 31, 2007. Long-term restricted cash is included in other assets in the condensed consolidated balance sheets and consists primarily of funds held as collateral for letters of credit for the security deposit on the leases of our corporate headquarters. The long-term restricted cash is restricted until the end of the lease terms on August 30, 2010 and July 31, 2014.

4.	INVENTORY

Inventory consists primarily of hardware and related component parts and is stated at the lower of cost (on a first-in, first-out basis) or market. Inventory is comprised of the following:

(in thousands)	March 31, 2008	December 31, 2007
Raw materials	$725	$513
Finished goods	10,552	8,900

Total	$11,277	$9,413

5.	FIXED ASSETS

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

Fixed assets consisted of the following:

(in thousands)	Estimated Useful Lives	March 31, 2008	December 31, 2007
Computer hardware and equipment	3 years	$11,254	$10,191
Leasehold improvements	2-5 years	8,558	8,039
Furniture and fixtures	3 years	4,231	3,796
Software	2-5 years	4,206	3,552

Total fixed assets		28,249	25,578
Accumulated depreciation and amortization		(8,402)	(6,752)

Fixed assets, net		$19,847	$18,826

6.	DEFERRED REVENUE

Deferred revenue consisted of the following:

(in thousands)	March 31, 2008	December 31, 2007
Product	$3,873	$4,406
Support and services	26,865	22,439

Deferred revenue, current	30,738	26,845

Deferred revenue, non-current	7,380	6,634

Total deferred revenue	$38,118	$33,479

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

Our agreements with customers, as well as our reseller agreements, generally include certain provisions for indemnifying customers and resellers and their affiliated parties against liabilities if our products infringe a third-party’s intellectual property rights. To date, we have not incurred any material costs as a result of such indemnifications and have not accrued any liabilities related to such obligations in our condensed consolidated financial statements.

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

We lease our facilities under non-cancelable operating lease agreements. Future minimum commitments for these operating leases in place as of March 31, 2008 with a remaining non-cancelable lease term in excess of one year are as follows:

(in thousands)	March 31, 2008
2008 (the nine months ended December 31)	$3,776
2009	5,299
2010	4,849
2011	5,388
2012 and thereafter	11,691

Total	$31,003

The terms of certain lease agreements provide for rental payments on a graduated basis. We recognize rent expense on the straight-line basis over the lease period and have accrued for rent expense incurred but not paid. Rent expense under operating leases was $1.8 million and $803,000 for the three months ended March 31, 2008 and March 31, 2007, respectively.

On September 26, 2006, we entered into an Agreement of Sublease, or Sublease, for new corporate headquarters, and on March 21, 2007 entered into another lease agreement to expand our corporate headquarters as well as extend the term of the existing Sublease. The terms of the leases are from February 1, 2007 and March 31, 2007, respectively, to July 31, 2014. The aggregate minimum lease commitment for the combined leases is $20.8 million and is included in the table above. We have entered into two letters of credit totaling $3.0 million to serve as the security deposit for the leases, which is included in other assets in the condensed consolidated balance sheet.

On July 3, 2007, we entered into a lease agreement for office space in Sunnyvale, California. The lease commenced on January 1, 2008, and has a term of five years and seven months. The aggregate minimum lease commitment is $4.6 million and is reflected in the table above. On July 2, 2007, we entered into a letter of credit in the amount of $500,000 to serve as the security deposit for the lease.

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

The Plans provide for automatic replenishments as follows:

•

2006 Plan—increased on January 1 of each year for five years, beginning in 2007, by a number equal to the lesser of (i) 4,000,000 shares or (ii) 5% of the shares of common stock outstanding at that time or (iii) the number of shares determined by the Board of Directors.

•

2006 Purchase Plan—increased on January 1 of each year by a number of shares equal to the lesser of (i) 750,000 shares or (ii) 1% of the shares of common stock outstanding at that time or (iii) the number of shares determined by the Board of Directors.

•	2006 Director Option Plan—increased on January 1 of each year by 250,000 shares.

Options issued under our stock option plans are generally for periods not to exceed 10 years and are issued at the fair value of the shares of common stock on the date of grant. The fair value of our common stock is determined by the last sale price of such stock on the Nasdaq Global Market. Options typically vest either 25% of the shares one year after the options’ vesting commencement date and the remainder ratably on a monthly basis over the following three years, or ratably on a monthly basis over four years. Options granted under the 2002 Plan prior to May 31, 2006 have a maximum term of ten years. Beginning May 31, 2006, options granted under the 2002 Plan had a maximum term of seven years. Options granted under the 2006 Plan had a maximum term of seven years and prior to March 4, 2008, options granted under the 2006 Director Option Plan had a maximum term of ten years. Beginning March 4, 2008, options granted under the 2006 Director Option Plan had a maximum term of seven years. Prior to March 28, 2006, employees in the United States had the right to exercise their options granted under the 2002 Plan prior to vesting. For options granted beginning March 28, 2006, optionees may only exercise vested shares. Any unvested stock issued under the 2002 Plan is subject to repurchase by us. Grants made pursuant to the 2006 Plan do not provide for the early exercise of options.

The Purchase Plan became effective on the effective date of the registration statement relating to our IPO. Under the Purchase Plan, employees may purchase shares of common stock through payroll deductions at a price per share that is 85% of the lesser of the fair market value of our common stock as of the beginning of an applicable offering period or the applicable purchase date, with purchases generally every six months. Employees’ payroll deductions may not exceed 15% of their compensation. Employees may purchase up to 2,000 shares per purchase period provided that the value of the shares purchased in any calendar year does not exceed IRS regulations. As of March 31, 2008, 1,428,033 shares were available under the Purchase Plan.

The following tables summarize information about stock options outstanding:

	Shares Available	Options Outstanding	Weighted Average Exercise Price Per Share
	(in thousands, except per share amounts)
Balance, December 31, 2007	1,570	10,835	$21.36
Additional options authorized	3,817	—
Granted	(833)	833	$21.42
Exercised	—	(417)	$2.89
Repurchased	42	—
Cancelled	271	(271)	$19.55

Balance, March 31, 2008	4,867	10,980	$22.11

The range of exercise prices for options outstanding at March 31, 2008 was $0.05 to $48.50.

Range of Exercise Price	Options Outstanding as of March 31, 2008	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
	(in thousands)	(in years)		(in thousands)
$ 0.05 – $ 0.60	552	7.02	$0.36
$ 0.61 – $ 5.75	1,291	7.70	$3.45
$ 5.76 – $16.72	2,467	5.64	$7.13
$16.73 – $34.12	4,978	6.27	$29.55
$34.13 – $48.50	1,692	6.45	$43.40

$ 0.05 – $48.50	10,980	6.36	$22.11	$42,082

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the closing price of our common stock at March 31, 2008. During the three months ended March 31, 2008, the aggregate intrinsic value of stock option awards exercised was $7.2 million, determined at the date of option exercise.

At March 31, 2008 and December 31, 2007, there were 816,000 and 1,088,000 shares, respectively, subject to repurchase under all common stock repurchase agreements. The cash received from the sale of these shares is initially recorded as a liability and is subsequently reclassified to common stock as the shares vest. At March 31, 2008 and December 31, 2007, there was $263,000 and $346,000, respectively, recorded in accrued liabilities and other long-term liabilities related to the issuance of these shares.

10.	INCOME TAXES

Based upon our estimated annual effective tax rate and after consideration of discrete tax items in the quarter, our estimated tax provision for the three months ended March 31, 2008 consisted of federal, foreign and state provisions for income tax. Our effective tax rate was 44.4% and 3.1% for the three months ended March 31, 2008 and 2007, respectively. Our effective tax rate is and can be affected by such items as disqualifying dispositions of stock from the Purchase Plan and incentive stock options, by changes in the valuation of our deferred tax assets or liabilities, or by changes in tax laws, regulations, accounting principles, or interpretations thereof.

As of March 31, 2008, our tax provision includes a deferred tax benefit for the projected reduction in the valuation allowance as a result of forecasted taxable income and utilization of tax credit carryforwards. In determining future taxable income, we make assumptions to forecast federal, state and international operating income, the reversal of temporary differences, and the implementation of any feasible and prudent tax planning strategies. The assumptions require significant judgment regarding the forecasts of taxable income, and are consistent with our forecasts used to manage our business.

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

Revenue by geography is based on the billing address of the customer. The following table sets forth revenue and long-lived assets by geographic area.

Revenue

	Three months ended March 31,
(in thousands)	2008	2007
Domestic revenue	$40,502	$29,579
International revenue	32,480	13,205

Total revenue	$72,982	$42,784

Long-lived Assets

(in thousands)	March 31, 2008	December 31, 2007
Domestic long-lived assets	$18,877	$17,805
International long-lived assets	970	1,021

Total long-lived assets	$19,847	$18,826

12.	LEGAL MATTERS

On October 9, 2007, Quantum Corporation (“Quantum”) served us with a lawsuit, filed in the United States District Court, Northern District of California, alleging patent infringement of United States Patent No. 5,990,810 (the “‘810 Patent”). Quantum seeks unspecified damages and injunctive relief.

On November 13, 2007, we counterclaimed against Quantum and served Quantum with a lawsuit, filed in the United States District Court, Northern District of California, alleging patent infringement of United States Patent No. 7,116,249 (the “‘249 Patent”).

On January 9, 2008, we moved to dismiss Quantum’s complaint for infringement in the United States District Court, Northern District of California, for lack of standing. Our motion was granted by the Court on February 4, 2008.

On March 4, 2008, Quantum served us with a lawsuit, filed in the United States District Court, Northern District of California, alleging patent infringement of United States Patent No. 6,622,164 (the “‘164 Patent”).

On March 4, 2008, the United States District Court, Northern District of California accepted and ordered Riverbed’s and Quantum’s joint stipulation, which, among other things, provides for (i) the consolidation of the cases involving the ‘810 Patent (despite that case having been dismissed by the court) and the ‘249 Patent into one action before the Court, and (ii) Quantum’s agreement to pursue the action regarding the ‘164 Patent separately. Trial on the ‘810/’249 case is currently scheduled to begin March 30, 2009.

We believe that Quantum’s actions against us are without merit and we intend to vigorously defend against these claims. We currently are unable to estimate the possible loss or range of loss associated with these actions.

From time to time, we are involved in various legal proceedings, claims and litigation arising in the ordinary course of business. There are no other currently pending legal proceedings at March 31, 2008 that, in the opinion of management, might have a material adverse effect on our financial position, results of operations or cash flows.

13.	NEW ACCOUNTING PRONOUNCEMENTS

In June 2007, the FASB ratified EITF 07-3, Accounting for Non-Refundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities. EITF 07-3 requires that non-refundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. EITF 07-3 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007. The adoption of EITF 07-3 did not have an impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 became effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued Staff Position (FSP) No. 157-2, which delayed the effective date of SFAS No. 157 one year for all non-financial assets and non-financial liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis. Assets and liabilities measured at fair value under SFAS No. 157 in the quarter ended March 31, 2008 did not have a material impact on our condensed consolidated financial statements. In accordance with FSP No. 157-2, we will measure the remaining assets and liabilities no later than the quarter ended March 31, 2009, and have not yet determined the impact of this standard on our consolidated financial statements.

14.	SUBSEQUENT EVENTS

On April 21, 2008, our Board of Directors approved a share repurchase program that authorizes us to purchase up to $100 million of our common stock.

On April 21, 2008, the Compensation Committee of the Board of Directors approved a stock option exchange program pursuant to which eligible employees would be able to exchange certain of their outstanding underwater options granted under the 2006 Equity Incentive Plan, whether vested or unvested, for a lesser number of new options with an exercise price equal to fair market value on the new date of grant.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Form 10-Q. The information in this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. For example, words such as “may,” “will,” “should,” “estimates,” “predicts,” “potential,” “continue,” “strategy,” “believes,” “anticipates,” “plans,” “expects,” “intends” and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those discussed elsewhere in this Form 10-Q in the section titled “Risk Factors” and the risks discussed in our other SEC filings. We disclaim any obligation to publicly release any revisions to the forward-looking statements after the date of this Form 10-Q.

Overview

We were founded in May 2002 by experienced industry leaders with a vision to improve the performance of wide-area distributed computing. Having significant experience in caching technology, our executive management team understood that existing approaches failed to address adequately all of the root causes of this poor performance. We determined that these performance problems could be best solved by simultaneously addressing inefficiencies in software applications and wide area networks, or WANs, as well as insufficient or unavailable bandwidth. This innovative approach served as the foundation of the development of our products. We began commercial shipments of our products in May 2004 and have since sold our products to over 4,000 customers worldwide. We now offer 13 models of our Steelhead appliances as well as our Central Management Console, Interceptor and Steelhead Mobile product line.

In August 2007, we began selling our new Steelhead® Mobile product line, which includes a software client version of our Steelhead appliances, which delivers LAN-like application performance to any employee laptop, whether on the road, working from home or connected wirelessly in the office.

We are headquartered in San Francisco, California. Our personnel are located throughout the United States and in over twenty countries worldwide. We expect to continue to add personnel in the United States and internationally to provide additional geographic sales, research and development, general and administrative and technical support coverage.

In September 2006, we completed our initial public offering, or IPO, of common stock in which we sold and issued 9,990,321 shares of our common stock at an issue price of $9.75 per share. We raised a total of $97.4 million in gross proceeds from the IPO, or approximately $87.5 million in net proceeds after deducting underwriting discounts and commissions of $6.8 million and other offering costs of $3.1 million. Upon the closing of the IPO, all shares of convertible preferred stock outstanding automatically converted into 39,441,439 shares of common stock.

In February 2007, we completed a follow-on public offering of common stock in which we sold and issued 2,854,671 shares of our common shock at an issue price of $32.50 per share. As a result of the offering, we raised a total of $92.8 million in gross proceeds, or approximately $87.7 million in net proceeds after deducting underwriting discounts and commissions of $4.2 million and other offering costs of $0.9 million.

We believe that our current value proposition, which enables customers to improve the performance of their applications and access to their data across WANs, while also offering the ability to simplify IT infrastructure and realize significant capital and operating cost savings, should allow us to grow our business. Our product revenue growth rate will depend significantly on continued growth in the wide-area data services, or WDS, market and our ability to continue to attract new customers in that market and generate additional sales from existing customers. Our growth in support and services revenue is dependent upon increasing the number of products under support contracts, which is dependent on both growing our installed base of customers and renewing existing support contracts. Our future profitability and rate of growth will be directly affected by the continued acceptance of our products in the marketplace, as well as the timing and size of orders, product mix, average selling prices and costs of our products and general economic conditions. Our ability to maintain profitability will also be affected by the extent to which we must incur additional expenses to expand our sales, support, marketing, development, and general and administrative capabilities to grow our business. The largest component of our expenses is personnel costs. Personnel costs consist of salaries, benefits and incentive compensation for our employees, including commissions for sales personnel and stock-based compensation.

Revenue. We derive our revenue from sales of our products and support and services. Our revenue has grown rapidly since we began shipping products in May 2004, increasing from $2.6 million in 2004 to $236.4 million in 2007. Revenue for the three months ended March 31, 2008 was $73.0 million compared to $42.8 million for the three months ended March 31, 2007. As of March 31, 2008, our products had been sold to over 4,000 customers.

We sell our products directly through our sales force and indirectly through resellers. We derived 89% of our revenue through indirect channels in the first quarter of 2008. We expect revenue from resellers to continue to constitute a substantial majority of our future revenue.

Cost of Revenue. Cost of product revenue consists of costs of the appliance hardware, manufacturing personnel, manufacturing, shipping and logistics costs, and expenses for inventory obsolescence and warranty obligations. We utilize third parties to assist in the design of and to manufacture our appliance hardware, embed our proprietary software and perform shipping logistics. Cost of support and service revenue is primarily comprised of the personnel costs of providing technical support and professional services. As we expand internationally and into other sectors, we may incur additional costs to conform our products to comply with local laws or local product specifications. In addition, as we expand internationally, we will continue to hire additional technical support personnel to support our growing international customer base.

Gross Margin. Our gross margin has been and will continue to be affected by a variety of factors, including the mix and average selling prices of our products, new product introductions and enhancements, the cost of our appliance hardware, cost of support and services personnel, and the mix of distribution channels through which our products are sold.

Operating Expenses. Operating expenses consist of sales and marketing, research and development and general and administrative expenses. Personnel-related costs are the most significant component of each of these expense categories. We grew from 623 employees at December 31, 2007 to 721 employees at March 31, 2008. The timing of hires has and could materially affect our operating expenses, both in absolute dollars and as a percentage of revenue, in any particular period.

Sales and marketing expenses represent the largest component of our operating expenses and include personnel costs, sales commissions, marketing programs and facilities costs. Marketing programs are intended to generate revenue from new and existing customers, and are expensed as incurred. We expect sales and marketing expenses to increase as we hire additional personnel and spend more on marketing programs with the intent to grow our revenue. The majority of our international personnel are engaged in sales, marketing and support activities. The percentage of sales and marketing expenses incurred internationally grew from 11% in 2004 to 18% in the three months ended March 31, 2008.

Research and development expenses primarily include personnel costs and facilities costs. Quality assurance, infrastructure, and related costs of product quality efforts are also included. We expense research and development expenses as incurred. We are devoting substantial resources to the continued development of additional functionality for existing products and the development of new products. We intend to continue to invest significantly in our research and development efforts because we believe they are essential to maintaining our competitive position. Investments in research and development personnel costs are expected to increase in total dollars.

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

Other Income, net. Other income, net primarily includes interest income on cash and marketable securities. Cash has historically been invested in money market mutual funds, government sponsored enterprise obligations, treasury bills, commercial paper and other money market securities with remaining maturities at date of purchase of 90 days or less.

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

We use the residual method to recognize revenue when a product agreement includes one or more elements to be delivered at a future date and vendor specific objective evidence, or VSOE, of the fair value of all undelivered elements exists. Through March 31, 2008, in virtually all of our contracts, the only element that remained undelivered at the time of delivery of the product was support and updates. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the contract fee is recognized as product revenue. If evidence of the fair value of one or more undelivered elements does not exist, all revenue is generally deferred and recognized when delivery of those elements occurs or when fair value can be established. When the undelivered element for which we do not have a fair value is support, revenue for the entire arrangement is bundled and recognized ratably over the support period. VSOE of fair value for elements of an arrangement is based upon the normal pricing and discounting practices for those services when sold separately, and for support and updates is additionally measured by the renewal rate offered to the customer.

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

Stock-Based Compensation

Prior to January 1, 2006, we accounted for employee stock options using the intrinsic value method in accordance with Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees, and Financial Accounting Standards Board Interpretation, or FIN, 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB No. 25, and had adopted the disclosure only provisions of Statement of Financial Accounting Standards, or SFAS, No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure.

In accordance with APB 25, stock-based compensation expense, which is a non-cash charge, resulted from stock option grants at exercise prices that, for financial reporting purposes, were deemed to be below the estimated fair value of the underlying common stock on the date of grant. Through December 31, 2005, we recorded deferred stock-based compensation relative to these options of approximately $9.9 million, which is being amortized over the service period, which generally corresponds to the vesting period of the applicable options on a straight-line basis. During the three months ended March 31, 2008 and March 31, 2007, we amortized $524,000 and $575,000, respectively, of deferred compensation expense, net of reversals, relative to these options.

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

The fair value of options granted was estimated at the date of grant using the following assumptions:

	Three months ended March 31, 2008	Three months ended March 31, 2007
Employee and Director Stock Options
Expected life in years	4.5	4.5
Risk-free interest rate	2.6%	4.5%-4.7%
Volatility	51%	62%
Weighted average fair value of grants	$7.10 - $10.49	$14.55 - $18.80

There were no new offering periods under the Purchase Plan in the three months ended March 31, 2008 or 2007.

The expected term represents the period that stock-based awards are expected to be outstanding. For the three months ended March 31, 2008 and March 31, 2007, we have elected to use the simplified method of determining the expected term as permitted by SEC Staff Accounting Bulletins 107 and 110. The computation of expected volatility for the three months ended March 31, 2008 is based on the historical volatility of comparable companies from a representative peer group selected based on industry and market capitalization data. As required by SFAS No. 123(R), management estimated expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest.

As of March 31, 2008, the total compensation cost related to stock-based awards granted under SFAS No. 123(R) to employees and directors but not yet recognized was approximately $91.7 million, net of estimated forfeitures of $14.4 million. This cost will be amortized on a straight-line basis over the vesting period, which is typically 4 years. Amortization in the three months ended March 31, 2008 and March 31, 2007, was $7.8 million and $2.2 million, respectively.

As of March 31, 2008 there was $6.4 million, net of estimated forfeitures of approximately $576,000, left to be amortized under our Purchase Plan, which will be amortized over the remaining Purchase Plan offering period, which is between 5 and 19 months. Amortization in the three months ended March 31, 2008 and March 31, 2007 was $2.9 million and $2.6 million, respectively.

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

As part of the process of preparing consolidated financial statements, we are required to estimate our income taxes and tax contingencies in each of the tax jurisdictions in which we operate prior to the completion and filing of tax returns for such periods. This process involves estimating actual current tax expense together with assessing temporary differences in the treatment of items for tax purposes versus financial accounting purposes that may create net deferred tax assets and liabilities. We rely on management estimates and assumptions in preparing our provision including forecasted annual income.

We record a valuation allowance to reduce our deferred tax assets to the amount we believe is more likely than not to be realized. In assessing the need for a valuation allowance, we have considered our historical levels of income, expectations of future taxable income and on-going tax planning strategies. Because of the uncertainty of the realization of the deferred tax assets, we have recorded a full valuation allowance against our deferred tax assets except for certain deferred tax assets which we can forecast to reverse within a period that will allow us to recover income taxes that were previously paid. The effect of the potential reversal of these deferred tax assets is included in our annual estimated effective tax rate. Realization of our deferred tax assets is dependent primarily upon future U.S. taxable income.

Inventory Valuation

Inventory consists of hardware and related component parts and is stated at the lower of cost (on a first-in, first-out basis) or market. A large portion of our inventory relates to evaluation units located at customer locations as some of our customers test our equipment prior to purchasing. Inventory that is obsolete or in excess of our forecasted consumption is written down to estimated realizable value based on historical usage, expected demand and evaluation unit conversion rate and age. Inherent in our estimates of market value in determining inventory valuation are estimates related to economic trends, future demand for our products and technological obsolescence of our products. If future demand or market conditions are less favorable than our projections, additional inventory write-downs could be required and would be reflected in cost of product in the period the revision is made. Inventory write-downs are reflected as cost of product and amounted to approximately $450,000 and $265,000 for the three months ended March 31, 2008 and March 31, 2007, respectively.

Results of Operations

Revenue

We derive our revenue from sales of our appliances and software licenses and from support and services. Product revenue primarily consists of revenue from sales of our Steelhead products and is typically recognized upon shipment. Support and services revenue includes unspecified software license updates and product support. Support revenue is recognized ratably over the contractual period, which is typically one year. Service revenue includes professional services and training, which to date has not been significant, and is recognized as the services are performed.

	Three months ended March 31,
(dollars in thousands)	2008	2007
Total Revenue
Total Revenue by Type:
Product	$57,729	$35,639
Support and services	15,253	7,145
% Revenue by Type:
Product	79%	83%
Support and services	21%	17%
Total Revenue by Geography:
Domestic	40,502	29,579
International	32,480	13,205
% Revenue by Geography:
Domestic	55%	69%
International	45%	31%
Total Revenue by Sales Channel:
Direct	8,063	4,023
Indirect	64,919	38,761
% Revenue by Sales Channel:
Direct	11%	9%
Indirect	89%	91%

Quarter Ended March 31, 2008 Compared to the Quarter Ended March 31, 2007: Product revenue increased in the three months ended March 31, 2008 as compared to the three months ended March 31, 2007 due primarily to an increase in new customers and additional purchases by existing customers. As of March 31, 2008, our products had been sold to over 4,000 customers, compared to approximately 2,000 as of March 31, 2007. We believe the market for our products has grown due to increased market awareness of wide area data services and distributed organizations, which increases dependence on timely access to data and applications.

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

In the three months ended March 31, 2008, we derived 89% of our revenue from indirect channels compared to 91% in the three months ended March 31, 2007. We expect indirect channel revenue to continue to be a significant portion of our revenue.

We generated 45% of our revenue in the three months ended March 31, 2008 from international locations, compared to 31% in the three months ended March 31, 2007. We continue to expand into international locations and introduce our products in new markets and expect international revenue to increase in absolute dollars over time.

Cost of Revenue and Gross Margin

Cost of product revenue consists of the costs of the appliance hardware, manufacturing, shipping and logistics costs and expenses for inventory obsolescence and warranty obligations. Cost of support and service revenue consists of salary and related costs of technical support and professional services personnel.

	Three months ended March 31,
(dollars in thousands)	2008	2007
Revenue:
Product	$57,729	$35,639
Support and services	15,253	7,145

Total revenue	72,982	42,784
Cost of revenue:
Cost of product	13,936	10,168
Cost of support and services	6,010	2,386

Total cost of revenue	19,946	12,554

Gross profit	$53,036	$30,230

Gross margin - product	76%	71%
Gross margin - support and services	61%	67%
Total gross margin	73%	71%

Quarter Ended March 31, 2008 Compared to the Quarter Ended March 31, 2007: The increase in cost of product revenue was due primarily to increased hardware costs associated with higher revenue. Cost of support and services revenue increased as we added more technical support headcount domestically and abroad to support our growing customer base. Technical support and services headcount was 83 employees as of March 31, 2008 compared to 39 employees as of March 31, 2007.

Gross margins increased to 73% in the three months ended March 31, 2008 from 71% in the three months ended March 31, 2007. Gross margin for product increased primarily due to higher margins on product revenue as a result of lower unit product costs as well as favorable product mix. The increase in product gross margins was somewhat offset by decreasing margins on support and services revenue due to increased personnel and related costs, increased costs related to management of our spare parts and increased spare part amortization.

Sales and Marketing Expenses

Sales and marketing expenses primarily include personnel costs, sales commissions, marketing programs and facilities costs.

	Three months ended March 31,
(dollars in thousands)	2008	2007
Sales and marketing expenses	$31,207	$17,092
Percent of total revenue	43%	40%

Quarter Ended March 31, 2008 Compared to the Quarter Ended March 31, 2007: The increase in sales and marketing expenses was primarily due to an increase in the number of sales and marketing employees, as sales and marketing headcount grew to 336 employees as of March 31, 2008 from 175 employees as of March 31, 2007. The increase in employees resulted in higher salary expense and employee related benefits. Additionally, commission expense increased in the three months ended March 31, 2008 as compared to the three months ended March 31, 2007 due to the substantial increase in revenue. Salaries, bonuses and commissions accounted for $5.9 million, marketing related activities accounted for $1.7 million, facilities and information technology expense accounted for $1.2 million and travel and entertainment expenses accounted for $755,000 of the $14.1 million increase in sales and marketing expenses. Stock-based compensation, which was $5.4 million in the three months ended March 31, 2008 compared to $2.7 million in the three months ended March 31, 2007, accounted for approximately $2.7 million of the increase in sales and marketing expenses.

We plan to continue to make investments in sales and marketing with the intent to add new customers and increase penetration within our existing customer base by increasing the number of sales personnel worldwide, expanding our domestic and international sales and marketing activities, increasing channel penetration, building brand awareness and sponsoring additional marketing events. We expect future sales and marketing expenses to continue to increase and continue to be our most significant operating expense. Generally, sales personnel are not immediately productive and sales and marketing expenses do not immediately result in increased revenue. Hiring additional sales personnel reduces short-term operating margins until the sales personnel become productive and generate revenue. Accordingly, the timing of sales personnel hiring and the rate at which they become productive will affect our future performance.

Research and Development Expenses

Research and development expenses primarily consist of personnel costs and facilities costs. We expense research and development expenses as incurred.

	Three months ended March 31,
(dollars in thousands)	2008	2007
Research and development expenses	$13,608	$7,458
Percent of total revenue	19%	17%

Quarter Ended March 31, 2008 Compared to the Quarter Ended March 31, 2007: Research and development expenses increased in the three months ended March 31, 2008 compared to the three months ended March 31, 2007 due to an increase in personnel and facility-related costs as a result of research and development headcount increasing to 208 employees as of March 31, 2008 from 119 employees as of March 31, 2007. Salaries and bonuses accounted for $2.4 million and facilities and information technology expense accounted for $914,000 of the $6.2 million increase in research and development expenses. Stock-based compensation, which was $2.9 million in the three months ended March 31, 2008 compared to $1.5 million in the three months ended March 31, 2007, accounted for $1.4 million of the increase in research and development expenses. We plan to continue to invest in research and development as we develop new products and make further enhancements to existing models.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation for personnel and facilities costs related to our executive, finance, human resources, information technology and legal organizations, and fees for professional services. Professional services include legal, audit and information technology consulting costs.

	Three months ended March 31,
(dollars in thousands)	2008	2007
General and administrative expenses	$9,373	$4,037
Percent of total revenue	13%	9%

Quarter Ended March 31, 2008 Compared to the Quarter Ended March 31, 2007: The increase in general and administrative expenses for the three months ended March 31, 2008 compared to the three months ended March 31, 2007 is due to an increase in personnel costs, primarily as a result of headcount increasing to 87 employees as of March 31, 2008 from 42 employees as of March 31, 2007, and an increase in professional services fees. Salaries and bonuses accounted for $940,000 and professional service fees accounted for approximately $2.1 million of the $5.3 million increase in general and administrative expenses. Professional service fees increased due to increased audit and tax advisory fees and increased intellectual property related legal fees associated with IP litigation in the amount of $940,000. Stock-based compensation, which was $1.9 million in the three months ended March 31, 2008 compared to $798,000 in the three months ended March 31, 2007, accounted for approximately $1.1 million of the increase in general and administrative expenses.

Other Income, Net

Other income, net consists primarily of interest income, and foreign currency exchange losses.

	Three months ended March 31,
(dollars in thousands)	2008	2007
Interest income	$2,349	$1,769
Other	(49)	(50)

Total other income, net	$2,300	$1,719

Quarter Ended March 31, 2008 Compared to the Quarter Ended March 31, 2007: Other income, net, increased in the three months ended March 31, 2008 primarily due to interest income on higher cash and marketable securities balances.

Provision for Income Taxes

After applying our available tax credit carryforwards, considering our remaining valuation allowance, and taking into account discrete tax items that occurred in the first quarter, our income tax expense for the three months ended March 31, 2008 was approximately $510,000 and consists of federal, foreign and state provisions for income tax.

We expect our effective tax rate in 2008 to fluctuate significantly on a quarterly basis. The effective tax rate could be affected by our stock-based compensation expense, by changes in the valuation of our deferred tax assets and liabilities, changes in actual results versus our estimates, or by changes in tax laws, regulations, accounting principles, or interpretations thereof.

Liquidity and Capital Resources

(in thousands)	As of March 31, 2008	As of December 31, 2007
Working capital	$254,076	$241,135
Cash and cash equivalents	148,216	162,979
Marketable securities	120,848	83,103

	Three months ended March 31,
(in thousands)	2008	2007
Cash provided by operating activities	$21,665	$7,019
Cash used in investing activities	(38,070)	(7,063)
Cash provided by financing activities	1,570	87,745

Cash and Cash Equivalents

Cash and cash equivalents consist of money market mutual funds, government sponsored enterprise obligations, treasury bills, commercial paper and other money market securities with remaining maturities at date of purchase of 90 days or less.

Marketable securities consist of government sponsored enterprise obligations, treasury bills and corporate bonds and notes. At December 31, 2007, the marketable securities are recorded at amortized cost, which approximates fair market value. As of March 31, 2008, the fair value of marketable securities is determined in accordance with SFAS No. 157, which defines the fair value as the exit price in the principal market in which we would transact.

Pursuant to certain lease agreements and as security for our merchant services agreement with our financial institution, we are required to maintain cash reserves, classified as restricted cash. Current restricted cash totaled $56,000 at March 31, 2008 and $142,000 at December 31, 2007, and long-term restricted cash totaled $3.5 million at March 31, 2008 and December 31, 2007. Long-term restricted cash is included in other assets in the condensed consolidated balance sheets and consists primarily of funds held as collateral for letters of credit for the security deposit on the leases of our corporate headquarters and is restricted until the end of the lease terms on August 30, 2010 and July 31, 2014.

Since the fourth quarter of 2004, we have expanded our operations internationally. Our sales contracts are principally denominated in United States dollars and as such the increase in our revenue derived from international customers has not affected our cash flows from operations. As we fund our international operations, our cash and cash equivalents are affected by changes in exchange rates. To date, the foreign currency effect on our cash and cash equivalents has not been material.

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

Cash provided by operating activities was $21.7 million in the three months ended March 31, 2008 compared to $7.0 million in the three months ended March 31, 2007 primarily due to increased profitability after excluding the effects of non-cash stock-based compensation expense and lower accounts receivable balances due to increased collections.

Cash Flows from Investing Activities

Cash flows used in investing activities primarily relate to investments in marketable securities and capital expenditures to support our growth.

Cash used in investing activities increased in the three months ended March 31, 2008 compared to the three months ended March 31, 2007 due to additional purchases of marketable securities. Cash used for capital expenditures in the three months ended March 31, 2008 decreased compared to the three months ended March 31, 2007. The three months ended March 31, 2007, included expenditures related to leasehold improvements for our corporate office and software purchased for internal use associated with our ERP system.

Cash Flows from Financing Activities

Cash flows from financing activities in the three months ended March 31, 2008, consisted primarily of cash proceeds received from the exercise of stock options and stock purchases under our Purchase Plan.

We believe that our net proceeds from operations, together with our cash and marketable securities balances at March 31, 2008, will be sufficient to fund our projected operating requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of expansion into new territories, the timing of introductions of new products and enhancements to existing products, and the continuing market acceptance of our products. We may enter into arrangements for potential investments in, or acquisitions of, complementary businesses, services or technologies, which also could require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

On April 21, 2008, our Board of Directors approved a share repurchase program that authorizes us to purchase up to $100 million of our common stock.

Contractual Obligations

The following is a summary of our contractual obligations as of March 31, 2008:

	Total	Remaining nine months of 2008	2009	2010	2011	2012 and beyond
	(in thousands)
Contractual Obligations
Operating leases	$31,003	$3,776	$5,299	$4,849	$5,388	$11,691
Purchase obligations (1)	7,432	6,997	408	27	—	—

Total contractual obligations	$38,435	$10,773	$5,707	$4,876	$5,388	$11,691

(1)	Represents amounts associated with agreements that are enforceable, legally binding and specify terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of payment. Obligations under contracts that we can cancel without a significant penalty are not included in the table above.

Off-Balance Sheet Arrangements

At March 31, 2008 and December 31, 2007, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes, nor did we have any undisclosed material transactions or commitments involving related persons or entities.

Other

At March 31, 2008 and December 31, 2007, we did not have commercial commitments under lines of credit, standby repurchase obligations or other such debt arrangements.

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

Interest Rate Sensitivity

We had unrestricted cash and cash equivalents totaling $148.2 million and $163.0 million at March 31, 2008 and December 31, 2007, respectively. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Cash and cash equivalents include highly liquid investments with a maturity of ninety days or less at the time of purchase. Cash equivalents consist primarily of money market mutual funds, government sponsored enterprise obligations, treasury bills, and other money market securities. Due to the high investment quality and short duration of these investments, we do not believe that we have any material exposure to changes in the fair market value as a result of changes in interest rates. In the first quarter of 2008, declines in interest rates did reduce our investment income. If overall interest rates had fallen by an additional 10% in the quarter ended March 31, 2008, our interest income on cash and cash equivalents would have declined approximately $135,000, assuming consistent investment levels.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008, the end of the period covered by this report on Form 10-Q. This controls evaluation was done under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, such as this report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed such that information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Based upon the controls evaluation, our CEO and CFO have concluded that as of March 31, 2008, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the Security Exchange Commission and to ensure that material information relating to us and our consolidated subsidiaries is made known to management, including the CEO and CFO.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the first quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting means a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Inherent Limitations of Internal Controls

Our management, including our CEO and CFO, does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we are subject to various legal proceedings, claims and litigation arising in the ordinary course of business. Other than as discussed in Note 12 to the Condensed Consolidated Financial Statements, we do not believe we are party to any currently pending legal proceedings the outcome of which may have a material adverse effect on our financial position, results of operations or cash flows.

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

We were incorporated in May 2002 and shipped our first Steelhead appliance in May 2004. We have a limited operating history and offer a focused line of products in an industry characterized by rapid technological change. It is very difficult to forecast our future operating results. You should consider and evaluate our prospects in light of the risks and uncertainty frequently encountered by early stage companies in rapidly evolving markets characterized by rapid technological change, changing customer needs, evolving industry standards and frequent introductions of new products and services. As we encounter rapidly changing customer requirements and increasing competitive pressures, we likely will be required to reposition our product and service offerings and introduce new products and services. We may not be successful in doing so in a timely and appropriately responsive manner, or at all. Furthermore, because we compete in an early stage market, many of our target customers have not purchased products similar to ours and might not have a specific budget for the purchase of our products and services. All of these factors make it difficult to predict our future operating results.

Our operating results may fluctuate significantly, which makes our future results difficult to predict and could cause our operating results to fall below expectations or our guidance.

Our quarterly and annual operating results have varied significantly in the past and could vary significantly in the future, which makes it difficult for us to predict our future operating results. Our operating results may fluctuate due to a variety of factors, many of which are outside of our control, including the changing U.S. and global economic environment, and any of which may cause our stock price to fluctuate. As a result, comparing our operating results on a period-to-period basis may not be meaningful. You should not rely on our past results as an indication of our future performance. In addition, revenues in any quarter are largely dependent on customer contracts entered into during that quarter. Moreover, a significant portion of our quarterly sales typically occurs during the last month of the quarter, which we believe reflects customer buying patterns of products similar to ours and other products in the technology industry generally. As a result, our quarterly operating results are difficult to predict even in the near term and a delay in an anticipated sale past the end of a particular quarter may negatively impact our results of operations for that quarter, or in some cases, that year. A delay in the recognition of revenue, even from just one account, may have a significant negative impact on our results of operations for a given period. If our revenue or operating results fall below the expectations of investors or securities analysts or below any guidance we may provide to the market, as it did in the quarter ended March 31, 2008, the price of our common stock could decline substantially. Such a stock price decline could occur, and has occurred in the past, even when we have met our publicly stated revenue and/or earnings guidance.

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

Competitive products may in the future have better performance, more and/or better features, lower prices and broader acceptance than our products. Many of our current or potential competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, sales, marketing and other resources than we do. Potential customers may prefer to purchase from their existing suppliers rather than a new supplier regardless of product performance or features. Currently, we face competition from a number of established companies, including Cisco Systems, Juniper Networks, Packeteer, Blue Coat Systems, F5 Networks and Citrix Systems. We also face competition from a large number of smaller private companies and new market entrants.

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

Currently, we use third-party logistics partners to perform storage, packaging, shipment and handling for us. We intend to utilize additional logistics service providers in connection with any expansion of our international sales, including a new logistics partner that will begin shipping European orders in the second quarter. Although the logistics services required by us may be readily available from a number of providers, it is time consuming and costly to qualify and implement these relationships. If one or more of our logistics partners suffers an interruption in its business, or experiences delays, disruptions or quality control problems in its operations, or we choose to change or add additional logistics partners, our ability to ship products to our customers would be delayed and our business, operating results and financial condition would be adversely affected.

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

Other providers of network infrastructure products are offering or announcing functionality aimed at addressing the problems addressed by our products. For example, Cisco Systems incorporates WAN optimization functionality into certain of its router blades. The inclusion of, or the announcement of intent to include, functionality perceived to be similar to that offered by our products in products that are already generally accepted as necessary components of network architecture or in products that are sold by more established vendors may have an adverse effect on our ability to market and sell our products. Furthermore, even if the functionality offered by other network infrastructure providers is more limited than our products, a significant number of customers may elect to accept such limited functionality in lieu of adding additional appliances from an additional vendor. Many organizations have invested substantial personnel and financial resources to design and operate their networks and have established deep relationships with other providers of network infrastructure products, which may make them reluctant to add new components to their networks, particularly from new vendors. In addition, an organization’s existing vendors or new vendors with a broad product offering may be able to offer concessions that we are not able to match because we currently offer a focused line of products and have fewer resources than many of our competitors. If organizations are reluctant to add additional network infrastructure from new vendors or otherwise decide to work with their existing vendors, our business, operating results and financial condition will be adversely affected.

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

Our industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patent and other intellectual property rights. In the ordinary course of our business, we are involved in disputes and licensing discussions with others regarding their claimed proprietary rights and cannot assure you that we will always successfully defend ourselves against such claims. Third parties have claimed and may in the future claim that our products or technology infringe their proprietary rights. For example, on October 9, 2007, Quantum Corporation served us with a lawsuit, filed in the United States District Court, Northern District of California, alleging patent infringement. This lawsuit, although dismissed by the Court on February 4, 2008, was then consolidated on March 4, 2008 with our patent infringement lawsuit against Quantum Corporation in the United States District Court, Northern District of California. Also, on March 4, 2008, Quantum Corporation filed a lawsuit against us in the United States District Court, Northern District of California, alleging patent infringement of an additional patent. We expect that infringement claims may increase as the number of products and competitors in our market increases and overlaps occur. In addition, as we have gained greater visibility and market exposure as a public company, we face a higher risk of being the subject of intellectual property infringement claims. Any claim of infringement by a third party, even those without merit, could cause us to incur substantial costs defending against the claim, and could distract our management from our business. Furthermore, we could be subject to a judgment or voluntarily enter into a settlement, either of which could require us to pay substantial damages. A judgment or settlement could also include an injunction or other court order that could prevent us from offering our products. In addition, we might elect or be required to seek a license for the use of third-party intellectual property, which may not be available on commercially reasonable terms or at all, or if available, the payments under such license may harm our operating results and financial condition. Alternatively, we may be required to develop non-infringing technology, which could require significant effort and expense and may ultimately not be successful. Any of these events pursuant to existing or future infringement claims could seriously harm our business, operating results and financial condition. Third parties may also assert infringement claims against our customers and channel partners. Any of these claims would require us to initiate or defend potentially protracted and costly litigation on their behalf, regardless of the merits of these claims, because we generally indemnify our customers and channel partners from claims of infringement of proprietary rights of third parties. If any of these claims succeed, or if we voluntarily enter into a settlement, we may be forced to pay damages on behalf of our customers or channel partners, which could have a material adverse effect on our business, operating results and financial condition.

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

Our success is substantially dependent upon the performance of our senior management and key technical and sales personnel. Our management and employees can terminate their employment at any time, and the loss of the services of one or more of our executive officers or other key employees could harm our business. Our success also is substantially dependent upon our ability to attract additional personnel for all areas of our organization, particularly in our sales, research and development and customer service departments. Competition for qualified personnel is intense, and we may not be successful in attracting and retaining such personnel on a timely basis, on competitive terms, or at all. Additionally, fluctuations in the price of our stock could affect our ability to attract and retain key personnel. If we are unable to attract and retain the necessary technical, sales and other personnel on a cost-effective basis, our business, operating results and financial condition would be adversely affected.

We may not generate positive returns on our research and development investments.

Developing our products is expensive, and the investment in product development may involve a long payback cycle or may not generate additional revenue at all. In the three months ended March 31, 2008, our research and development expenses were $13.6 million, or approximately 19% of our total revenue. Our future plans include significant investments in research and development and related product opportunities. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. These investments may take several years to generate positive returns, if ever.

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

We have expanded our operations significantly since inception and anticipate that further significant expansion will be required. This future growth, if it occurs, will place significant demands on our management, infrastructure and other resources. To manage any future growth, we will need to hire, integrate and retain highly skilled and motivated employees. We will also need to continue to improve our financial and management controls, reporting systems and procedures. We have an enterprise resource planning software system that supports our finance, sales and inventory management processes. If we were to encounter delays or difficulties as a result of this system, including loss of data and decreases in productivity, our ability to properly run our business could be adversely impacted. If we do not effectively manage our growth, our business would be harmed.

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

If our products do not interoperate with our customers’ infrastructure, installations could be delayed or cancelled, which would harm our business.

Our products must interoperate with our customers’ existing infrastructure, which often have different specifications, utilize multiple protocol standards, deploy products from multiple vendors, and contain multiple generations of products that have been added over time. If we find errors in the existing software or defects in the hardware used in our customers’ infrastructure or problematic network configurations or settings, as we have in the past, we may have to modify our software or hardware so that our products will interoperate with our customers’ infrastructure. Our products may be unable to provide significant performance improvements for applications deployed in our customers’ infrastructure. These issues could cause longer installation times for our products and could cause order cancellations, any of which would adversely affect our business, operating results and financial condition. In addition, government and other customers may require our products to comply with certain security or other certifications and standards. If our products are late in achieving or fail to achieve compliance with these certifications and standards, or our competitors achieve compliance with these certifications and standards, we may be disqualified from selling our products to such customers, or at a competitive disadvantage, which would harm our business, operating results and financial condition.

Our products are highly technical and may contain undetected software or hardware errors, which could cause harm to our reputation and our business.

Our products, including software product upgrades and releases, are highly technical and complex and, when deployed, are critical to the operation of many networks. Our products have contained and may contain undetected errors, defects or security vulnerabilities. Some errors in our products may only be discovered after a product has been installed and used by customers. Some of these errors may be attributable to third-party technologies incorporated into our products, which makes us dependant upon the cooperation and expertise of such third parties for the diagnosis and correction of such errors. Any errors, defects or security vulnerabilities discovered in our products after commercial release could result in loss of revenue or delay in revenue recognition, loss of customers and increased service and warranty cost, any of which could harm our reputation, business, operating results and financial condition. Any such errors, defects or security vulnerabilities could also adversely affect the market’s perception of our products and business. In addition, we could face claims for product liability, tort or breach of warranty, including claims relating to changes to our products made by our channel partners. Our contracts with customers contain provisions relating to warranty disclaimers and liability limitations, which may not be upheld. Defending a lawsuit, regardless of its merit, is costly and may divert management’s attention and harm the market’s perception of us and our products. In addition, if our business liability insurance coverage proves inadequate or future coverage is unavailable on acceptable terms or at all, our business, operating results and financial condition could be adversely impacted.

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

In the year ended December 31, 2007, we derived approximately 37% of our revenue from customers outside the United States; in the three months ended March 31, 2008, this number was 45%. We have personnel in numerous countries worldwide. We expect to continue to add personnel in additional countries. Our international operations subject us to a variety of risks, including:

•	the difficulty and cost of managing and staffing international offices and the increased travel, infrastructure, legal and other compliance costs associated with multiple international locations;

•	difficulties in enforcing contracts and collecting accounts receivable, and longer payment cycles, especially in emerging markets;

•	tariffs and trade barriers and other regulatory or contractual limitations on our ability to sell or develop our products in certain foreign markets;

•	increased exposure to foreign currency exchange rate risk; and

•	reduced protection for intellectual property rights in some countries.

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

The Sarbanes-Oxley Act requires that we test our internal control over financial reporting and disclosure controls and procedures. In particular, for the year ended December 31, 2007, we performed system and process evaluation and testing of our internal control over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our compliance with Section 404 will require that we incur substantial expense and expend significant management time on compliance-related issues. Moreover, if we are not able to comply with the requirements of Section 404 in the future, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock may decline and we could be subject to sanctions or investigations by the Nasdaq Stock Market’s Global Select Market, the SEC or other regulatory authorities, which would require significant additional financial and management resources.

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

Our business is subject to the risks of earthquakes, fire, floods, pandemics and other natural catastrophic events, and to interruption by manmade problems such as computer viruses or terrorism.

Our main operations are located in the San Francisco Bay Area, a region known for seismic activity. A significant natural disaster, such as an earthquake, fire or a flood, could harm our business, operating results and financial condition. In addition, our servers are vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with our computer systems. In addition, acts of terrorism or war could cause disruptions in our or our customers’ business or the economy as a whole. To the extent that such disruptions result in delays or cancellations of customer orders or the deployment of our products, our business, operating results and financial condition would be adversely affected.

Risks Related to Ownership of Our Common Stock

The trading price of our common stock has been volatile and is likely to be volatile in the future.

The trading prices of the securities of technology companies have been highly volatile. Further, our common stock has a limited trading history. Since our initial public offering in September 2006 through April 24, 2008, our stock price has fluctuated from a low of $10.84 to a high of $52.81. Factors that could affect the trading price of our common stock include, but are not limited to:

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

•	significant sales, or announcement of significant sales, of our common stock by us or our stockholders, including our directors and executive officers;

•	announcements by or about us regarding events or news adverse to our business;

•	market conditions in our industry, the industries of our customers and the economy as a whole;

•	adoption or modification of regulations, policies, procedures or programs applicable to our business; and

•	an announced acquisition of a competitor or us.

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

As of March 31, 2008, our directors and executive officers and their affiliates beneficially owned, in the aggregate, approximately 21.1% of our outstanding common stock. As a result, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit your ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

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

Item 6.	EXHIBITS

Exhibit No.	Description
3.2	Restated Certificate of Incorporation. (1)

3.4	Amended and Restated Bylaws. (1)

4.2	Form of Common Stock Certificate. (1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Dated: April 29, 2008

RIVERBED TECHNOLOGY, INC.

By:	/s/ Jerry M. Kennelly
Jerry M. Kennelly President and Chief Executive Officer

Dated: April 29, 2008

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