Form 10-Q
period 2008-06-30
Riverbed Technology, Inc.
filed 2008-07-29
CIK 1357326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒            Accelerated filer  ☐            Non-accelerated filer  ☐             Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock, par value $0.0001, outstanding as of July 24, 2008 was: 71,616,387.

Riverbed Technology, Inc.

INDEX

PART I. FINANCIAL INFORMATION

Item 1 –Financial Statements

RIVERBED TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

As of June 30, 2008 and December 31, 2007

(in thousands, except per share data)

	June 30, 2008	December 31, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$115,679	$162,979
Marketable securities	153,624	83,103
Trade receivables, net of allowances of $648 and $734 as of June 30, 2008 and December 31, 2007, respectively	45,055	50,072
Other receivables	493	1,273
Inventory	12,883	9,413
Prepaid expenses and other current assets	7,604	5,136

Total current assets	335,338	311,976

Fixed assets, net	22,403	18,826
Other assets	7,794	6,800

Total assets	$365,535	$337,602

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,077	$20,325
Accrued compensation and benefits	12,981	14,290
Other accrued liabilities	12,158	9,381
Deferred revenue	35,755	26,845

Total current liabilities	75,971	70,841

Deferred revenue, non-current	8,599	6,634
Other long-term liabilities	317	409

Total long-term liabilities	8,916	7,043

Stockholders’ equity:
Preferred stock, $0.0001 par value – 30,000 shares authorized, no shares outstanding	—	—
Common stock and additional paid-in-capital; $0.0001 par value — 600,000 shares authorized; 71,616 and 71,332 shares issued and outstanding as of June 30, 2008 and December 31, 2007, respectively	315,400	295,487
Deferred stock-based compensation	(2,001)	(3,287)
Accumulated deficit	(32,766)	(32,535)
Accumulated other comprehensive income	15	53

Total stockholders’ equity	280,648	259,718

Total liabilities and stockholders’ equity	$365,535	$337,602

See Notes to Condensed Consolidated Financial Statements.

RIVERBED TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Revenue:
Product	$62,607	$45,188	$120,336	$80,827
Support and services	18,985	8,814	34,238	15,959

Total revenue	81,592	54,002	154,574	96,786

Cost of revenue:
Cost of product	14,564	12,856	28,500	23,024
Cost of support and services	6,967	3,502	12,977	5,888

Total cost of revenue	21,531	16,358	41,477	28,912

Gross profit	60,061	37,644	113,097	67,874

Operating expenses:
Sales and marketing	34,930	20,804	66,137	37,896
Research and development	15,088	9,036	28,696	16,494
General and administrative	10,133	5,600	19,506	9,637

Total operating expenses	60,151	35,440	114,339	64,027

Operating income (loss)	(90)	2,204	(1,242)	3,847

Other income, net	1,472	2,555	3,772	4,274

Income before provision for income taxes	1,382	4,759	2,530	8,121
Provision for income taxes	2,251	814	2,761	918

Net income (loss)	$(869)	$3,945	$(231)	$7,203

Net income (loss) per common share:
Basic	$(0.01)	$0.06	$(0.00)	$0.11

Diluted	$(0.01)	$0.05	$(0.00)	$0.10

Shares used in computing net income (loss) per common share:
Basic	71,143	68,085	70,870	66,561
Diluted	71,143	74,091	70,870	72,221
Stock-based compensation expense included in above:
Cost of product	$42	$33	$77	$41
Cost of support and services	1,314	620	2,345	992
Sales and marketing	6,559	3,545	11,948	6,286
Research and development	3,559	1,991	6,460	3,447
General and administrative	2,444	1,251	4,296	2,050

Total stock-based compensation expense	$13,918	$7,440	$25,126	$12,816

See Notes to Condensed Consolidated Financial Statements.

RIVERBED TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six months ended June 30,
	2008	2007
Operating Activities:
Net income (loss)	$(231)	$7,203
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,532	2,203
Stock-based compensation	25,126	12,816
Excess tax benefit from employee stock plans	(1,427)	—
Changes in operating assets and liabilities:
(Increase) decrease in trade receivables	4,107	(7,742)
Increase in inventory	(5,900)	(2,184)
(Increase) decrease in prepaid expenses and other assets	(1,962)	470
Decrease in accounts payable and other current liabilities	(741)	(198)
Increase in income taxes payable	1,284	779
Increase in deferred revenue	11,108	7,262

Net cash provided by operating activities	35,896	20,609

Investing Activities:
Capital expenditures	(8,120)	(3,488)
Purchase of available for sale securities	(94,641)	(66,078)
Proceeds from sales and maturities of available for sale securities	24,003	4,000
Increase in other assets	—	(1,600)

Net cash used in investing activities	(78,758)	(67,166)

Financing Activities:
Proceeds from public offerings, net of expenses	—	87,681
Proceeds from issuance of common stock under employee stock plans, net of repurchases	6,540	5,215
Payments for repurchases of common stock	(12,484)	—
Excess tax benefit from employee stock plans	1,427	—

Net cash provided by (used in) financing activities	(4,517)	92,896

Effect of exchange rate changes on cash and cash equivalents	79	18

Net increase (decrease) in cash and cash equivalents	(47,300)	46,357
Cash and cash equivalents at beginning of period	162,979	105,330

Cash and cash equivalents at end of period	$115,679	$151,687

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

Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements include our accounts and the accounts of our wholly owned subsidiaries. Intercompany transactions and balances have been eliminated. The accompanying condensed consolidated balance sheet as of June 30, 2008, the condensed consolidated statements of operations for the three and six months ended June 30, 2008 and June 30, 2007, and the condensed consolidated statements of cash flows for the six months ended June 30, 2008 and June 30, 2007 are unaudited. The accompanying statements should be read in conjunction with the audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2007.

The accompanying condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, or GAAP, pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. They do not include all of the financial information and footnotes required by GAAP for complete financial statements. We believe the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments necessary for the fair presentation of our balance sheet as of June 30, 2008, and our results of operations and cash flows for the three and six months ended June 30, 2008 and June 30, 2007. All adjustments are of a normal recurring nature. Certain prior period amounts have been reclassified to conform to the current period presentation. In the first quarter of 2008, we reported cash flows provided by operating activities of $21.7 million and cash flows used in investing activities of $38.1 million. In the second quarter of 2008, we revised these amounts to $26.1 million and $42.5 million, respectively. This reclassification did not affect the March 31, 2008 balance sheet. The results for the three and six months ended June 30, 2008 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending December 31, 2008.

Other than the adoption of the provisions of Financial Accounting Standards Board Statement No. 157, Fair Value Measurements, or SFAS No. 157, there have been no significant changes in our accounting policies during the three and six months ended June 30, 2008 as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2007.

Use of Estimates

GAAP requires us to make certain estimates and judgments that can affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the periods presented. Significant estimates and assumptions made by management include the determination of the fair value of stock awards issued, the allowance for doubtful accounts and inventory valuation and the determination of the timing of the release of our valuation allowances related to our deferred tax asset balances. We believe that the estimates and judgments upon which we rely are reasonable based upon information available to us at the time that these estimates and judgments were made. To the extent there are material differences between these estimates and actual results, our consolidated financial statements will be affected.

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

We use the residual method to recognize revenue when a product agreement includes one or more elements to be delivered at a future date and vendor specific objective evidence, or VSOE, of the fair value of all undelivered elements exists. Through June 30, 2008, in virtually all of our contracts, the only element that remained undelivered at the time of delivery of the product was support and updates. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the contract fee is recognized as product revenue. If evidence of the fair value of one or more undelivered elements does not exist, all revenue is generally deferred and recognized when delivery of those elements occurs or when fair value can be established. When the undelivered element for which we do not have a fair value is support, revenue for the entire arrangement is bundled and recognized ratably over the support period. VSOE of fair value for elements of an arrangement is based upon the normal pricing and discounting practices for those services when sold separately, and for support and updates is additionally measured by the renewal rate offered to the customer.

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

In accordance with APB 25, stock-based compensation expense, which is a non-cash charge, resulted from stock option grants at exercise prices that, for financial reporting purposes, were deemed to be below the estimated fair value of the underlying common stock on the date of grant. Through December 31, 2005, we recorded deferred stock-based compensation relative to these options of approximately $9.9 million, which is being amortized on a straight-line basis over the service period, which generally corresponds to the vesting period. During the three months ended June 30, 2008 and 2007, we amortized $511,000 and $573,000, respectively, of deferred compensation expense, net of reversals for terminations, related to these options, and in the six months ended June 30, 2008 and 2007, we amortized $1.0 million and $1.1 million, respectively.

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment, using the prospective transition method, which requires us to apply the provisions of SFAS No. 123(R) to new awards granted, and to awards modified, repurchased or cancelled, after the effective date. New awards granted include stock options, restricted stock units, or RSUs, and stock purchased under our Employee Stock Purchase Plan, or Purchase Plan. Under this method, stock-based compensation expense recognized beginning January 1, 2006 is based on a combination of the following: (a) the grant-date fair value of stock option, RSU and employee stock purchase plan awards granted or modified after January 1, 2006; and (b) the amortization of deferred stock-based compensation related to stock option awards granted prior to January 1, 2006, which was calculated using the intrinsic value method as previously permitted under APB 25.

Under SFAS No. 123(R), we estimated the fair value of stock options granted using the Black-Scholes option-pricing formula and a single option award approach. This model utilizes the estimated fair value of common stock and requires that, at the date of grant, we use the expected term of the option, the expected volatility of the price of our common stock, risk free interest rates and expected dividend yield of our common stock. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally four years.

On September 20, 2006, the effective date of the registration statement relating to our IPO, we implemented the Purchase Plan, which has a two year offering period and two purchases per year. The fair value of shares granted under the Purchase Plan is amortized over the two year offering period. Under the Purchase Plan, employees may purchase shares of common stock through payroll deductions at a price per share that is 85% of the lesser of the fair market value of our common stock as of the beginning of an applicable offering period or the applicable purchase date, with purchases generally every six months.

In the second quarter of 2008, we granted 856,700 RSUs. The fair value of RSUs is based on the closing market price of our common stock on the date of grant and the related compensation expense, net of estimated forfeitures, is amortized on a straight-line basis over the service period of four years.

The fair value of options granted and Purchase Plan shares was estimated at the date of grant using the following assumptions:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Employee Stock Options
Expected life in years	2.5-4.5	4.5	2.5-4.5	4.5
Risk-free interest rate	2.4%-2.9%	4.9%	2.4%-2.9%	4.5%-4.9%
Volatility	48%-50%	57%	48%-51%	57%-62%
Weighted average fair value of grants	$11.96	$16.94	$11.73	$16.80

	Three and six months ended June 30,
	2008	2007
Purchase Plan
Expected life in years	0.5-2.0	0.5-2.0
Risk-free interest rate	1.7%-2.6%	4.9%-5.0%
Volatility	47%-53%	38%-46%
Weighted average fair value of grants	$5.33	$11.04

The expected term represents the period that stock-based awards are expected to be outstanding. For the three and six months ended June 30, 2008 and June 30, 2007, we have elected to use the simplified method of determining the expected term as permitted by SEC Staff Accounting Bulletin 107 and 110. The computation of expected volatility for the three and six months ended June 30, 2008 and 2007 is based on the historical volatility of comparable companies from a representative peer group selected based on industry and market capitalization data. As required by SFAS No. 123(R), management estimated expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest.

As of June 30, 2008, the total compensation cost related to stock options and RSUs granted under SFAS No. 123(R) but not yet recognized was approximately $177.7 million, net of estimated forfeitures of $24.8 million. This cost will be amortized on a straight-line basis over the remaining vesting period. Amortization in the three months ended June 30, 2008 and 2007, was $10.3 million and $4.0 million, respectively, and was $18.1 million and $6.2 million in the six months ended June 30, 2008 and 2007, respectively.

As of June 30, 2008, there was $7.3 million, net of estimated forfeitures of approximately $1.6 million, left to be amortized under our Purchase Plan, which will be amortized over the remaining vesting period, which is between 2 and 22 months. Amortization in the three months ended June 30, 2008 and 2007 was $3.1 million and $2.9 million, respectively. Amortization in the six months ended June 30, 2008 and 2007 was $6.0 and $5.5 million, respectively.

On May 1, 2008, we filed a Tender Offer Statement on Schedule TO with the SEC pursuant to which we extended an offer to non-section 16 officer employees to exchange up to an aggregate of 5,511,495 options to purchase shares of our common stock, whether vested or unvested. Options granted prior to May 1, 2008 with an exercise price greater than 120% of the closing market price on April 30, 2008 were eligible to be tendered pursuant to the offer. The closing market price on April 30, 2008 was $13.67. In accordance with the Tender Offer (TO), the number of new options issued was based on an exchange ratio of 0.85 new shares for each share exchanged. A total of 5,246,325 options were tendered and cancelled, and a total of 4,459,392 options were granted on May 30, 2008 at $17.95 per share. The new options retain the vesting schedule of the options exchanged. The TO is subject to modification accounting pursuant to SFAS No. 123(R) whereby the total compensation cost measured at the date of modification is the portion of the grant-date fair value of the original award for which the requisite service is expected to be rendered (or has already been rendered) at that date plus the incremental cost resulting from the modification. The incremental cost resulting from the modification is measured as the excess of the fair value of the modified award over the fair value of the original award immediately before its terms were modified. The incremental fair value of $5.5 million for the new awards was computed using an expected life of 2.5 years to 3.6 years, a risk-free interest rate of 2.4% to 2.6% and a volatility of 48% to 49%. The $407,000 incremental fair value of the vested awards was recognized as compensation expense on the modification date of May 30, 2008. The $5.1 million incremental fair value of the unvested awards will be amortized over the remaining service period.

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

Inventory Valuation

Inventory consists of hardware and related component parts and is stated at the lower of cost (on a first-in, first-out basis) or market. A portion of our inventory relates to evaluation units located at customer locations, as some of our customers test our equipment prior to purchasing. Inventory that is obsolete or in excess of our forecasted demand is written down to its estimated realizable value based on historical usage, expected demand, and with respect to evaluation units, the historical conversion rate and age of the units. Inherent in our estimates of market value in determining inventory valuation are estimates related to economic trends, future demand for our products and technological obsolescence of our products. Inventory write-downs are reflected as cost of product and amounted to approximately $1.1 million and $536,000 in the three months ended June 30, 2008 and 2007, respectively, and $1.5 million and $800,000 in the six months ended June 30, 2008 and 2007, respectively.

Warranty Reserve

Upon shipment of products to our customers, we provide for the estimated cost to repair or replace products that may be returned under warranty. Our warranty period is typically 12 months from the date of shipment to the end-user customer for hardware and 90 days for software. For existing products, the reserve is estimated based on actual historical experience. For new products, the warranty reserve is based on historical experience of similar products until such time as sufficient historical data has been collected for the new product. Warranty reserves amounted to approximately $1.4 million and $1.1 million at June 30, 2008 and December 31, 2007, respectively.

The following is a summary of the warranty reserve activity for the six months ended June 30, 2008:

(in thousands)	Beginning balance	Additions charged to operations	Warranty costs incurred	Ending balance
Warranty reserve	$1,089	$1,332	$(1,067)	$1,354

Deferred Inventory Costs

When our products have been delivered, but the product revenue associated with the arrangement has been deferred as a result of not meeting the revenue recognition criteria in SOP 97-2, we also defer the related inventory costs for the delivered items in accordance with Accounting Research Bulletin 43, Restatement and Revision of Accounting Research Bulletins. Deferred inventory costs amounted to approximately $1.9 million and $2.3 million at June 30, 2008 and December 31, 2007, respectively, and are included in prepaid expenses and other current assets in the condensed consolidated balance sheets.

Spares

We hold spare parts to service our customers who purchase support. We classify spare parts as other long term assets and amortize the spares over an estimated useful life of three years. At June 30, 2008 and December 31, 2007 our spare parts balance was $3.5 million and $2.5 million, respectively. In the three months ended June 30, 2008 and 2007, we amortized $447,000 and $128,000, respectively to cost of support and services related to spares. In the six months ended June 30, 2008 and 2007, we amortized $800,000 and $234,000, respectively.

Concentrations of Risk

Financial instruments that are potentially subject to concentrations of credit risk consist primarily of cash, cash equivalents, marketable securities, and trade receivables. Investment policies have been implemented that limit investments to investment grade securities and the average portfolio maturity is less than six months. The risk with respect to trade receivables is mitigated by credit evaluations we perform on our customers and by the diversification of our customer base. No customer represented more than 10% of our revenue for the three and six months ended June 30, 2008 and June 30, 2007.

We outsource the production of our hardware to third-party manufacturing facilities. We rely on purchase orders or long-term contracts with our contract manufacturers. At June 30, 2008, we had no long-term contractual commitment with any manufacturer; however, we did have 90 day purchase commitments totaling $12.9 million.

2.	NET INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of vested common shares outstanding during the period. Diluted net income (loss) per common share is computed by giving effect to all potential dilutive common shares.

The following table sets forth the computation of income (loss) per share:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2008	2007	2008	2007
Net income (loss)	$(869)	$3,945	$(231)	$7,203

Weighted average common shares outstanding - basic	71,143	68,085	70,870	66,561
Dilutive effect of employee stock plans	—	6,006	—	5,660

Weighted average common shares outstanding - diluted	71,143	74,091	70,870	72,221

Basic net income (loss) per share	$(0.01)	$0.06	$(0.00)	$0.11

Diluted net income (loss) per share	$(0.01)	$0.05	$(0.00)	$0.10

The following weighted average outstanding options and RSUs were excluded from the computation of diluted net income (loss) per common share for the periods presented because including them would have had an anti-dilutive effect:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2008	2007	2008	2007
Options to purchase common stock and RSUs	10,881	2,837	10,449	1,910

3.	CASH, CASH EQUIVALENTS, MARKETABLE SECURITIES AND RESTRICTED CASH

Cash, Cash Equivalents and Marketable Securities

Cash and cash equivalents consist primarily of highly liquid investments in money market mutual funds, government sponsored enterprise obligations, treasury bills, commercial paper and other money market securities with remaining maturities at date of purchase of 90 days or less. The carrying value of cash and cash equivalents at June 30, 2008 and December 31, 2007 was approximately $115.7 million and $163.0 million, respectively, and approximates fair value.

Marketable securities, which are classified as available for sale at June 30, 2008, are carried at fair value, with the unrealized gains and losses, reported as a separate component of stockholders’ equity. Marketable securities consist of government sponsored enterprise obligations, treasury bills and corporate bonds and notes. As of December 31, 2007, the marketable securities are recorded at amortized cost which approximates fair market value. As of June 30, 2008, the fair value of our marketable securities is determined in accordance with SFAS No. 157, which defines fair value as the exit price in the principal market in which we would transact. Under SFAS No. 157, level 1 instruments are valued based on quoted market prices in active markets and include treasury bills and money market funds. Level 2 instruments are valued based on quoted prices in markets that are not active, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency and include corporate bonds and notes and government sponsored enterprise obligations.

As of June 30, 2008, the fair value measurements of our cash, cash equivalents and marketable securities consisted of the following:

(in thousands)	Total	Level 1	Level 2
Government sponsored enterprise obligations	$99,560	$—	$99,560
Corporate bonds and notes	47,115	—	47,115
Treasury bills	58,283	58,283	—
Money market funds	47,572	47,572	—

Total cash equivalents and marketable securities	252,530	$105,855	$146,675

Cash	16,773

Total cash, cash equivalents and marketable securities	$269,303

Restricted Cash

Pursuant to certain lease agreements and as security for our merchant services agreement with our financial institution, we are required to maintain cash reserves, classified as restricted cash. Current restricted cash totaled $55,000 and $142,000 at June 30, 2008 and December 31, 2007, respectively, and long-term restricted cash totaled $3.5 million at June 30, 2008 and December 31, 2007. Long-term restricted cash is included in other assets in the condensed consolidated balance sheets and consists primarily of funds held as collateral for letters of credit for the security deposit on the leases of our corporate headquarters. The long-term restricted cash is restricted until the end of the lease terms on August 30, 2010 and July 31, 2014.

4.	INVENTORY

Inventory consists primarily of hardware and related component parts and is stated at the lower of cost (on a first-in, first-out basis) or market. Inventory is comprised of the following:

(in thousands)	June 30, 2008	December 31, 2007
Raw materials	$589	$513
Finished goods	12,294	8,900

Total	$12,883	$9,413

5.	FIXED ASSETS

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

Fixed assets consisted of the following:

(in thousands)	Estimated Useful Lives	June 30, 2008	December 31, 2007
Computer hardware and equipment	3 years	$13,349	$10,191
Leasehold improvements	2-5 years	9,329	8,039
Furniture and fixtures	3 years	4,255	3,796
Software	2-5 years	5,752	3,552

Total fixed assets		32,685	25,578
Accumulated depreciation and amortization		(10,282)	(6,752)

Fixed assets, net		$22,403	$18,826

6.	DEFERRED REVENUE

Deferred revenue consisted of the following:

(in thousands)	June 30, 2008	December 31, 2007
Product	$4,768	$4,406
Support and services	30,987	22,439

Deferred revenue, current	35,755	26,845

Deferred revenue, non-current	8,599	6,634

Total deferred revenue	$44,354	$33,479

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

We lease our facilities under non-cancelable operating lease agreements. Future minimum commitments for these operating leases in place as of June 30, 2008 with a remaining non-cancelable lease term in excess of one year are as follows:

(in thousands)	June 30, 2008
2008 (the six months ending December 31)	$2,260
2009	5,149
2010	4,901
2011	5,388
2012 and thereafter	11,691

Total	$29,389

The terms of certain lease agreements provide for rental payments on a graduated basis. We recognize rent expense on the straight-line basis over the lease period and have accrued for rent expense incurred but not paid. Rent expense under operating leases was $1.7 million and $1.1 million for the three months ended June 30, 2008 and 2007, respectively, and $3.5 million and $2.0 million for the six months ended June 30, 2008 and 2007, respectively.

On September 26, 2006, we entered into an Agreement of Sublease, or Sublease, for new corporate headquarters, and on March 21, 2007 entered into another lease agreement to expand our corporate headquarters as well as extend the term of the existing Sublease. The terms of the leases are from February 1,

2007 and March 31, 2007, respectively, to July 31, 2014. The aggregate minimum lease commitment for the combined leases is $20.2 million and is included in the table above. We have entered into two letters of credit totaling $3.0 million to serve as the security deposit for the leases, which is included in other assets in the condensed consolidated balance sheet.

On July 3, 2007, we entered into a lease agreement for office space in Sunnyvale, California. The lease commenced on January 1, 2008, and has a term of five years and seven months. The aggregate minimum lease commitment is $4.4 million and is reflected in the table above. On July 2, 2007, we entered into a letter of credit in the amount of $500,000 to serve as the security deposit for the lease.

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

Options issued under our stock option plans are generally for periods not to exceed 10 years and are issued with an exercise price equal to the market value of our common stock on the date of grant, as determined by the last sale price of such stock on the Nasdaq Global Market. Options typically vest either 25% of the shares one year after the options’ vesting commencement date and the remainder ratably on a monthly basis over the following three years, or ratably on a monthly basis over four years. Options granted under the 2002 Plan prior to May 31, 2006 have a maximum term of ten years, and beginning May 31, 2006 have a maximum term of seven years. Options granted under the 2006 Plan had a maximum term of seven years. Options granted under the 2006 Director Option Plan prior to March 4, 2008 had a maximum term of ten years, and beginning March 4, 2008 have a maximum term of seven years.

Prior to March 28, 2006, employees in the United States had the right to exercise their options granted under the 2002 Plan prior to vesting. For options granted beginning March 28, 2006, optionees may only exercise vested shares. Any unvested stock issued upon early exercise under the 2002 Plan is subject to repurchase by us. Grants made pursuant to the 2006 Plan do not provide for the early exercise of options. At June 30, 2008 and December 31, 2007, there were 621,000 and 1,088,000 shares, respectively, subject to repurchase under all common stock repurchase agreements. The cash received from the sale of these shares is initially recorded as a liability and is subsequently reclassified to common stock as the shares vest. At June 30, 2008 and December 31, 2007, there was $205,000 and $346,000, respectively, recorded in accrued liabilities and other long-term liabilities related to the issuance of these shares.

In April 2008, we awarded 856,700 restricted stock units to employees. The restricted stock units, which upon vesting entitle the holder to one share of common stock for each restricted stock unit, vest over four years. The fair value of the restricted stock units is based on our stock price on the date of grant and compensation expense, net of estimated forfeitures, is recognized on a straight-line basis over the vesting period.

As of June 30, 2008, 1,601,234 shares were available under the 2006 Plan and the 2006 Director Option Plan.

The Purchase Plan became effective on the effective date of the registration statement relating to our IPO. Under the Purchase Plan, employees may purchase shares of common stock through payroll deductions at a price per share that is 85% of the lesser of the fair market value of our common stock as of the beginning of an applicable offering period or the applicable purchase date, with purchases generally every six months. Employees’ payroll deductions may not exceed 15% of their compensation. Employees may purchase up to 2,000 shares per purchase period provided that the value of the shares purchased in any calendar year does not exceed IRS limitations. As of June 30, 2008, 1,651,333 shares were available under the Purchase Plan.

On April 21, 2008, our Board of Directors authorized a Share Repurchase Program, or Program, which authorizes us to repurchase up to $100 million of our outstanding common stock during a period not to exceed 24 months from the Board authorization date. The Program does not require us to purchase a minimum number of shares, and may be suspended, modified or discontinued at any time. During the second quarter of 2008, we repurchased 794,200 shares of common stock under this Program on the open market for an aggregate purchase price of approximately $12.5 million, or an average of $15.70 per share. The timing and amounts of these purchases were based on market conditions and other factors including price, regulatory requirements and capital availability. The share repurchases were financed by available cash balances and cash from operations.

10.	INCOME TAXES

Based upon our estimated annual effective tax rate and after consideration of discrete tax items in the quarter, our estimated tax provision for the six months ended June 30, 2008 consisted of federal, foreign and state provisions for income tax. Our effective tax rate was 163% and 17% for the three months ended June 30, 2008 and 2007, and 109% and 11% for the six months ended June 30, 2008 and 2007, respectively. Our effective tax rate is and can be affected by such items as disqualifying dispositions of stock from the Purchase Plan and incentive stock options, by changes in the valuation of our deferred tax assets or liabilities, or by changes in tax laws, regulations, accounting principles, or interpretations thereof. Our effective tax rate for the six months ended June 30, 2008 differs from the federal statutory rate as follows:

Tax at federal statutory rate	35%
State taxes	7%
Foreign rate differential	14%
Valuation allowance and other	53%

Effective tax rate	109%

As of June 30, 2008, our tax provision includes a deferred tax benefit for the projected reduction in a portion of our valuation allowance as a result of forecasted taxable income and utilization of tax credit carryforwards. In determining future taxable income, we make assumptions to forecast federal, state and international operating income, the reversal of temporary differences, and the implementation of any feasible and prudent tax planning strategies. The assumptions require significant judgment regarding the forecasts of taxable income, and are consistent with our forecasts used to manage our business.

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

Revenue by geography is based on the billing address of the customer. The following table sets forth revenue and long-lived assets by geographic area.

Revenue

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2008	2007	2008	2007
Domestic revenue	$47,596	$32,883	$88,098	$62,462
International revenue	33,996	21,119	66,476	34,324

Total revenue	$81,592	$54,002	$154,574	$96,786

Long-lived Assets

(in thousands)	June 30, 2008	December 31, 2007
Domestic long-lived assets	$21,497	$17,805
International long-lived assets	906	1,021

Total long-lived assets	$22,403	$18,826

12.	LEGAL MATTERS

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

The cases involving the ‘810 Patent and ‘249 Patent have been consolidated. Discovery is ongoing, and trial is currently scheduled to begin on March 30, 2009.

On March 4, 2008, Quantum served us with a lawsuit, filed in the United States District Court, Northern District of California, alleging patent infringement of United States Patent No. 6,622,164 (the “‘164 Patent”). Quantum seeks unspecified damages and injunctive relief. Discovery is ongoing, and trial is currently scheduled to begin on August 31, 2009.

We believe that Quantum’s actions against us are without merit and we intend to vigorously defend against these claims. We currently are unable to estimate the possible loss or range of loss associated with these actions.

From time to time, we are involved in various legal proceedings, claims and litigation arising in the ordinary course of business. There are no other currently pending legal proceedings at June 30, 2008 that, in the opinion of management, might have a material adverse effect on our financial position, results of operations or cash flows.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 became effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued Staff Position (FSP) No. 157-2, which delayed the effective date of SFAS No. 157 one year for all non-financial assets and non-financial liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis. Assets and liabilities measured at fair value under SFAS No. 157 in the six months ended June 30, 2008 did not have a material impact on our condensed consolidated financial statements. In accordance with FSP No. 157-2, we will measure the remaining assets and liabilities no later than the quarter ended March 31, 2009, and have not yet determined the impact of this standard on our consolidated financial statements.

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

Overview

We were founded in May 2002 by experienced industry leaders with a vision to improve the performance of wide-area distributed computing. Having significant experience in caching technology, our executive management team understood that existing approaches failed to address adequately all of the root causes of this poor performance. We determined that these performance problems could be best solved by simultaneously addressing inefficiencies in software applications and wide area networks, or WANs, as well as insufficient or unavailable bandwidth. This innovative approach served as the foundation of the development of our products. We began commercial shipments of our products in May 2004 and have since sold our products to over 4,500 customers worldwide. We now offer several product lines including Steelhead appliances, Central Management Console, Interceptor and Steelhead Mobile.

In August 2007, we began selling our Steelhead® Mobile product line, which includes a software client version of our Steelhead appliances, which delivers LAN-like application performance to any employee laptop, whether on the road, working from home or connected wirelessly in the office.

In February 2008, we announced the Riverbed Services Platform (RSP), which enables the delivery of virtualized edge services without the need to deploy additional physical servers at remote or branch offices. RSP allows customers to deploy services from an array of vendors on Steelhead appliances in a self-contained partition to minimize the hardware infrastructure footprint at the branch office.

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

Revenue. We derive our revenue from sales of our products and support and services. Our revenue has grown rapidly since we began shipping products in May 2004, increasing from $2.6 million in 2004 to $236.4 million in 2007. Revenue for the three and six months ended June 30, 2008 was $81.6 million and $154.6 million, respectively, compared to $54.0 million and $96.8 million, for the three and six months ended June 30, 2007, respectively.

We sell our products directly through our sales force and indirectly through resellers. We derived 91% of our revenue through indirect channels in the second quarter of 2008. We expect revenue from resellers to continue to constitute a substantial majority of our future revenue.

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

Gross Margin. Our gross margin has been and will continue to be affected by a variety of factors, including the mix and average selling prices of our products, new product introductions and enhancements, the cost of our appliance hardware, cost of support and service personnel, and the mix of distribution channels through which our products are sold.

Operating Expenses. Operating expenses consist of sales and marketing, research and development and general and administrative expenses. Personnel-related costs are the most significant component of each of these expense categories. We grew from 623 employees at December 31, 2007 to 761 employees at June 30, 2008. The timing of additional hires has and could materially affect our operating expenses, both in absolute dollars and as a percentage of revenue, in any particular period.

Sales and marketing expenses represent the largest component of our operating expenses and include personnel costs, sales commissions, marketing programs and facilities costs. Marketing programs are intended to generate revenue from new and existing customers, and are expensed as incurred. We expect sales and marketing expenses to increase as we hire additional personnel and spend more on marketing programs with the intent to grow our revenue. The majority of our international personnel are engaged in sales, marketing and support activities. The percentage of sales and marketing expenses incurred internationally grew from 11% in 2004 to 17% in the six months ended June 30, 2008.

Research and development expenses primarily include personnel costs and facilities costs. We expense research and development expenses as incurred. We are devoting substantial resources to the continued development of additional functionality for existing products and the development of new products. We intend to continue to invest significantly in our research and development efforts because we believe they are essential to maintaining our competitive position. Investments in research and development personnel costs are expected to increase in total dollars.

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

The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following: revenue recognition, stock-based compensation, accounting for income taxes, inventory valuation and allowances for doubtful accounts. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended December 31, 2007 for a more complete discussion of our critical accounting policies and estimates. Our critical accounting policies have been discussed with the Audit Committee of the Board of Directors. We believe there have been no material changes to our critical accounting policies and estimates during the three and six months ended June 30, 2008, compared to those discussed in our Form 10-K for the year ended December 31, 2007, except as discussed below.

In the second quarter of 2008, we granted 856,700 RSUs. The fair value of RSUs is based on the closing market price of our common stock on the date of grant and the related compensation expense, net of estimated forfeitures, is amortized on a straight-line basis over the service period of four years.

On May 1, 2008, we filed a Tender Offer Statement on Schedule TO with the SEC pursuant to which we extended an offer to non-section 16 officer employees to exchange up to an aggregate of 5,511,495 options to purchase shares of our common stock, whether vested or unvested. Options granted prior to May 1, 2008 with an exercise price greater than 120% of the closing market price on April 30, 2008 were eligible to be tendered pursuant to the offer. The closing market price on April 30, 2008 was $13.67. In accordance with the Tender Offer (TO), the number of new options issued was based on an exchange ratio of 0.85 new shares for each share exchanged based on the number of options tendered. A total of 5,246,325 options were tendered and cancelled, and a total of 4,459,392 options were granted on May 30, 2008 at $17.95 per share. The new options retain the vesting schedule of the options exchanged. The TO is subject to modification accounting pursuant to SFAS No. 123(R) whereby the total compensation cost measured at the date of modification is the portion of the grant-date fair value of the original award for which the requisite service is expected to be rendered (or has already been rendered) at that date plus the incremental cost resulting from the modification. The incremental cost resulting from the modification is measured as the excess of the fair value of the modified award over the fair value of the original award immediately before its terms are modified. The incremental fair value of $5.5 million for the new awards was computed using an expected life of 2.5 years to 3.6 years, a risk-free interest rate of 2.4% to 2.6% and a volatility of 48% to 49%. The $407,000 incremental fair value of the vested awards was recognized as compensation expense on the modification date of May 30, 2008. The $5.1 million incremental fair value of the unvested awards will be amortized over the remaining service period.

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

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2008	2007	2008	2007
Total Revenue	$81,592	$54,002	$154,574	$96,786
Total Revenue by Type:
Product	$62,607	$45,188	$120,336	$80,827
Support and services	$18,985	$8,814	$34,238	$15,959
% Revenue by Type:
Product	77%	84%	78%	84%
Support and services	23%	16%	22%	16%
Total Revenue by Geography:
Domestic	$47,596	$32,883	$88,098	$62,462
International	$33,996	$21,119	$66,476	$34,324
% Revenue by Geography:
Domestic	58%	61%	57%	65%
International	42%	39%	43%	35%
Total Revenue by Sales Channel:
Direct	$7,290	$5,256	$15,353	$9,279
Indirect	$74,302	$48,746	$139,221	$87,507
% Revenue by Sales Channel:
Direct	9%	10%	10%	10%
Indirect	91%	90%	90%	90%

Quarter Ended June 30, 2008 Compared to the Quarter Ended June 30, 2007: Product revenue increased in the three months ended June 30, 2008 as compared to the three months ended June 30, 2007 due primarily to an increase in unit volume from increasing sales to existing customers and the addition of new customers. We believe the market for our products has grown due to increased market awareness of wide-area data services and distributed organizations, which increases dependence on timely access to data and applications.

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

In the three months ended June 30, 2008, we derived 91% of our revenue from indirect channels compared to 90% in the three months ended June 30, 2007. We expect indirect channel revenue to continue to be a significant portion of our revenue.

We generated 42% of our revenue in the three months ended June 30, 2008 from international locations, compared to 39% in the three months ended June 30, 2007. We continue to expand into international locations and introduce our products in new markets and expect international revenue to increase in absolute dollars over time.

Six Months Ended June 30, 2008 Compared to the Six Months Ended June 30, 2007: Product revenue increased in the six months ended June 30, 2008 due primarily to an increase in new customers and additional purchases by existing customers.

Support and services revenue increased in the six months ended June 30, 2008 in line with the significant increase in product revenue and the renewal of support contracts for existing customers.

Cost of Revenue and Gross Margin

Cost of product revenue consists of the costs of appliance hardware, manufacturing, shipping and logistics costs and expenses for inventory obsolescence and warranty obligations. Cost of support and service revenue consists of salary and related costs of technical support and professional services personnel.

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2008	2007	2008	2007
Revenue:
Product	$62,607	$45,188	$120,336	$80,827
Support and services	18,985	8,814	34,238	15,959

Total revenue	81,592	54,002	154,574	96,786
Cost of revenue:
Cost of product	14,564	12,856	28,500	23,024
Cost of support and services	6,967	3,502	12,977	5,888

Total cost of revenue	21,531	16,358	41,477	28,912

Gross profit	$60,061	$37,644	$113,097	$67,874

Gross margin for product	77%	72%	76%	72%
Gross margin for support and services	63%	60%	62%	63%
Total gross margin	74%	70%	73%	70%

Quarter Ended June 30, 2008 Compared to the Quarter Ended June 30, 2007: The increase in cost of product revenue was due primarily to increased unit volume associated with higher revenue. Cost of support and services revenue increased as we added more technical support headcount domestically and abroad to support our growing customer base. Technical support and services headcount was 87 employees as of June 30, 2008 compared to 53 employees as of June 30, 2007.

Gross margins increased to 74% in the three months ended June 30, 2008 from 70% in the three months ended June 30, 2007. Gross margin for product increased primarily due to higher margins on product revenue as a result of lower unit product costs as well as favorable product mix. Gross margin for support and services increased as a result of revenues increasing at a higher rate than support and services costs. This increase was slightly offset by a decrease in support margins as a result of stock-based compensation, which was $1.3 million in the three months ended June 30, 2008, compared to $620,000 in the three months ended June 30, 2007.

Six Months Ended June 30, 2008 Compared to the Six Months Ended June 30, 2007: The increase in the cost of product revenue was due primarily due to increased unit volume associated with higher revenue. Cost of support and services revenue increased due to increased personnel related costs as a result of increased headcount.

Gross margins increased to 73% in the six months ended June 30, 2008 from 70% in the six months ended June 30, 2007 primarily due to higher margins on product revenue primarily as a result of lower unit product costs. Gross margins for support and services decreased 1% as a result of stock-based compensation, which was $2.3 million in the six months ended June 30, 2008, compared to $992,000 in the six months ended June 30, 2007.

Sales and Marketing Expenses

Sales and marketing expenses primarily include personnel costs, sales commissions, marketing programs and facilities costs.

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2008	2007	2008	2007
Sales and marketing expenses	$34,930	$20,804	$66,137	$37,896
Percent of total revenue	43%	39%	43%	39%

Quarter Ended June 30, 2008 Compared to the Quarter Ended June 30, 2007: The increase in sales and marketing expenses was primarily due to an increase in the number of sales and marketing employees, as sales and marketing headcount grew to 361 employees as of June 30, 2008 from 204 employees as of June 30, 2007. The increase in employees resulted in higher salary expense and employee related benefits. Additionally, commission expense increased in the three months ended June 30, 2008 as compared to the three months ended June 30, 2007 due to increased revenue and personnel. Salaries, bonuses and commissions accounted for $6.9 million, facilities and information technology expenses accounted for $1.0 million and travel and entertainment expenses accounted for $1.3 million of the $14.1 million increase in sales and marketing expenses. Stock-based compensation, which was $6.6 million in the three months ended June 30, 2008 compared to $3.5 million in the three months ended June 30, 2007, accounted for approximately $3.1 million of the increase in sales and marketing expenses.

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

Six Months Ended June 30, 2008 Compared to the Six Months Ended June 30, 2007: The increase in sales and marketing expenses was primarily due to an increase in the number of sales and marketing employees. The increase in employees resulted in higher salary expense and employee related benefits. Additionally, commission expense increased in the six months ended June 30, 2008 as compared to the six months ended June 30, 2007 due to the increase in revenue and additional personnel. Salaries, bonuses and commissions accounted for $12.8 million, marketing related activities accounted for $1.7 million, facilities and information technology expenses accounted for $2.3 million, and travel and entertainment expenses accounted for $2.0 million of the $28.2 million increase in sales and marketing expenses. Stock-based compensation, which was $11.9 million in the six months ended June 30, 2008 compared to $6.3 million in the six months ended June 30, 2007, accounted for approximately $5.6 million of the increase in sales and marketing expenses.

Research and Development Expenses

Research and development expenses primarily consist of personnel costs and facilities costs. We expense research and development expenses as incurred.

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2008	2007	2008	2007
Research and development expenses	$15,088	$9,036	$28,696	$16,494
Percent of total revenue	18%	17%	19%	17%

Quarter Ended June 30, 2008 Compared to the Quarter Ended June 30, 2007: Research and development expenses increased in the three months ended June 30, 2008 compared to the three months ended June 30, 2007 due to an increase in personnel and facility-related costs as a result of research and development headcount increasing to 219 employees as of June 30, 2008 from 136 employees as of June 30, 2007. Salaries and bonuses accounted for $2.5 million and facilities and related costs accounted for $675,000 of the $6.1 million increase in research and development expenses. Stock-based compensation, which was $3.6 million in the three months ended June 30, 2008 compared to $2.0 million in the three months ended June 30, 2007, accounted for $1.6 million of the increase in research and development expenses. We plan to continue to invest in research and development as we develop new products and make further enhancements to existing models.

Six Months Ended June 30, 2008 Compared to the Six Months Ended June 30, 2007: Research and development expenses increased in the six months ended June 30, 2008 compared to the six months ended June 30, 2007 due to an increase in personnel and facility-related costs. Salaries and bonuses accounted for $4.9 million and facilities and related costs accounted for $1.6 million of the $12.2 million increase in research and development expenses. Stock-based compensation, which was $6.5 million in the six months ended June 30, 2008 compared to $3.4 million in the six months ended June 30, 2007, accounted for $3.1 million of the increase in research and development expenses.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation for personnel and facilities costs related to our executive, finance, human resources, information technology and legal organizations, and fees for professional services. Professional services include legal, audit and information technology consulting costs.

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2008	2007	2008	2007
General and administrative expenses	$10,133	$5,600	$19,506	$9,637
Percent of total revenue	12%	10%	13%	10%

Quarter Ended June 30, 2008 Compared to the Quarter Ended June 30, 2007: The increase in general and administrative expenses for the three months ended June 30, 2008 compared to the three months ended June 30, 2007 is due to an increase in personnel costs, primarily as a result of headcount increasing to 88 employees as of June 30, 2008 from 49 employees as of June 30, 2007, and an increase in professional services fees. Salaries and bonuses accounted for $867,000 and professional service fees accounted for approximately $1.7 million of the $4.5 million increase in general and administrative expenses. Professional service fees increased primarily due to increased intellectual property related legal fees associated with IP litigation in the amount of $1.4 million. We expect legal fees to continue to be significant until the IP litigation is resolved. Stock-based compensation, which was $2.4 million in the three months ended June 30, 2008 compared to $1.3 million in the three months ended June 30, 2007, accounted for approximately $1.1 million of the increase in general and administrative expenses.

Six Months Ended June 30, 2008 Compared to the Six Months Ended June 30, 2007: The increase in general and administrative expenses for the six months ended June 30, 2008 compared to the six months ended June 30, 2007 is due to an increase in personnel costs and professional services fees. Salaries and bonuses accounted for $1.8 million and professional service fees accounted for approximately $3.8 million of the $9.9 million increase in general and administrative expenses. Professional service fees increased due to increased audit and tax advisory fees, information technology consulting fees and increased legal fees, including intellectual property related legal fees associated with IP litigation in the amount of $2.3 million. Stock-based compensation, which was $4.3 million in the six months ended June 30, 2008 compared to $2.1 million in the six months ended June 30, 2007, accounted for approximately $2.2 million of the increase in general and administrative expenses.

Other Income, Net

Other income, net consists primarily of interest income, and foreign currency exchange losses.

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2008	2007	2008	2007
Interest income	$1,584	$2,658	$3,933	$4,427
Other	(112)	(103)	(161)	(153)

Total other income, net	$1,472	$2,555	$3,772	$4,274

Quarter Ended June 30, 2008 Compared to the Quarter Ended June 30, 2007: Other income, net, decreased in the three months ended June 30, 2008 due to decreased interest income on cash and marketable securities balances as a result of declining interest rates. Weighted average interest rates applicable to our cash and marketable securities balances decreased to 2.4% in the three months ended June 30, 2008 compared to 5.2% in the three months ended June 30, 2007.

Six Months Ended June 30, 2008 Compared to the Six Months Ended June 30, 2007: Other income, net, decreased in the six months ended June 30, 2008 due to decreased interest income on cash and marketable securities balances as a result of declining interest rates. Weighted average interest rates applicable to our cash and marketable securities balances decreased to 3.0% in the six months ended June 30, 2008 compared to 5.2% in the six months ended June 30, 2007.

Provision for Income Taxes

After applying our available tax credit carryforwards, considering our remaining valuation allowance, and taking into account discrete tax items that occurred in the first quarter, our income tax expense for the three months and six months ended June 30, 2008 was $2.3 million and $2.8 million, respectively, and consists of federal, foreign and state provisions for income tax.

We expect our effective tax rate in 2008 to fluctuate significantly on a quarterly basis. The effective tax rate could be affected by our stock-based compensation expense, by changes in the valuation of our deferred tax assets and liabilities, changes in actual results versus our estimates, or by changes in tax laws, regulations, accounting principles, or interpretations thereof.

We record a valuation allowance to reduce our deferred tax assets to the amount we believe is more likely than not to be realized. In assessing the need for a valuation allowance, we have considered our historical levels of income, expectations of future taxable income and tax planning strategies. Because of the uncertainty of the realization of the deferred tax assets, we have recorded a full valuation allowance against our deferred tax assets except for certain deferred tax assets which we can forecast to reverse within a period that will allow us to recover income taxes that were previously paid. The effect of the potential reversal of these deferred tax assets is included in our annual estimated effective tax rate. Realization of our deferred tax assets is dependent primarily upon future U.S. taxable income.

We review the amount of our valuation allowance on a quarterly basis. A release of all or part of our valuation allowance in a future quarter could materially affect our statement of operations and financial position in the period of such release.

Liquidity and Capital Resources

(in thousands)	As of June 30, 2008	As of December 31, 2007
Working capital	$259,367	$241,135
Cash and cash equivalents	$115,679	$162,979
Marketable securities	$153,624	$83,103

	Six months ended June 30,
(in thousands)	2008	2007
Cash provided by operating activities	$35,896	$20,609
Cash used in investing activities	$(78,758)	$(67,166)
Cash provided by (used in) financing activities	$(4,517)	$92,896

Cash and Cash Equivalents

Cash and cash equivalents consist of money market mutual funds, government sponsored enterprise obligations, treasury bills, commercial paper and other money market securities with remaining maturities at date of purchase of 90 days or less.

Marketable securities consist of government sponsored enterprise obligations, treasury bills and corporate bonds and notes. At December 31, 2007, marketable securities are recorded at amortized cost, which approximates fair market value. As of March 31, 2008, the fair value of marketable securities is determined in accordance with SFAS No. 157, which defines the fair value as the exit price in the principal market in which we would transact.

Pursuant to certain lease agreements and as security for our merchant services agreement with our financial institution, we are required to maintain cash reserves, classified as restricted cash. Current restricted cash totaled $55,000 at June 30, 2008 and $142,000 at December 31, 2007, and long-term restricted cash totaled $3.5 million at June 30, 2008 and December 31, 2007. Long-term restricted cash is included in other assets in the condensed consolidated balance sheets and consists primarily of funds held as collateral for letters of credit for the security deposit on the leases of our corporate headquarters and is restricted until the end of the lease terms on August 30, 2010 and July 31, 2014.

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

Cash Flows from Operating Activities

Our largest source of operating cash flows is cash collections from our customers. Our primary uses of cash from operating activities are for personnel related expenditures, product costs, outside services, and rent payments. Our cash flows from operating activities will continue to be affected principally by the extent to which we grow our revenue and spend on hiring personnel in order to grow our business. The timing of hiring sales personnel in particular affects cash flows as there is a lag between the hiring of sales personnel and the generation of revenue and cash flows from sales personnel.

Cash provided by operating activities was $35.9 million in the six months ended June 30, 2008 compared to $20.6 million in the six months ended June 30, 2007 primarily due to increased profitability after excluding the effects of non-cash stock-based compensation expense and lower accounts receivable balances due to increased collections. In the first quarter of 2008, we reported cash flows provided by operating activities of $21.7 million and cash flows used in investing activities of $38.1 million. In the second quarter of 2008, we revised these amounts to $26.1 million and $42.5 million, respectively.

Cash Flows from Investing Activities

Cash flows used in investing activities primarily relate to investments in marketable securities and capital expenditures to support our growth.

Cash used in investing activities increased in the six months ended June 30, 2008 compared to the six months ended June 30, 2007 primarily due to additional purchases of marketable securities and additional capital expenditures related to further development of our ERP system and an increase in our research and development lab equipment.

Cash Flows from Financing Activities

Cash flows from financing activities in the three months ended June 30, 2008, consisted of repurchases of common stock and proceeds and tax benefits received from the exercise of stock options and stock purchases under our Purchase Plan.

On April 21, 2008, our Board of Directors authorized a Share Repurchase Program, which authorizes us to repurchase up to $100 million of our outstanding common stock during a period not to exceed 24 months from the Board authorization date. The Program does not require us to purchase a minimum number of shares, and may be suspended, modified or discontinued at any time. During the second quarter of 2008, we repurchased 794,200 shares of common stock under this Program on the open market for an aggregate purchase price of approximately $12.5 million, or an average of $15.70 per share. The timing and amounts of these purchases were based on market conditions and other factors including price, regulatory requirements and capital availability. The share repurchases were financed by available cash balances and cash from operations.

We believe that our net proceeds from operations, together with our cash balance at June 30, 2008, will be sufficient to fund our projected operating requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of expansion into new territories, the timing of introductions of new products and enhancements to existing products, and the continuing market acceptance of our products. We may enter into arrangements for potential investments in, or acquisitions of, complementary businesses, services or technologies, which also could require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Contractual Obligations

The following is a summary of our contractual obligations as of June 30, 2008:

	Total	Remaining six months of 2008	2009	2010	2011	2012 and beyond
			(in thousands)
Contractual Obligations
Operating leases	$29,389	$2,260	$5,149	$4,901	$5,388	$11,691
Purchase obligations (1)	13,611	13,171	413	27	—	—

Total contractual obligations	$43,000	$15,431	$5,562	$4,928	$5,388	$11,691

(1)	Represents amounts associated with agreements that are enforceable, legally binding and specify terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of payment. Obligations under contracts that we can cancel without a significant penalty are not included in the table above.

Off-Balance Sheet Arrangements

At June 30, 2008 and December 31, 2007, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes, nor did we have any undisclosed material transactions or commitments involving related persons or entities.

Other

At June 30, 2008 and December 31, 2007, we did not have commercial commitments under lines of credit, standby repurchase obligations or other such debt arrangements.

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

Interest Rate Sensitivity

We had unrestricted cash and cash equivalents totaling $115.7 million and $163.0 million at June 30, 2008 and December 31, 2007, respectively. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Cash and cash equivalents include highly liquid investments with a maturity of ninety days or less at the time of purchase. Cash equivalents consist primarily of money market mutual funds, government sponsored enterprise obligations, treasury bills, and other money market securities. Due to the high investment quality and short duration of these investments, we do not believe that we have any material exposure to changes in the fair market value as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income. If overall interest rates had fallen by 10% in 2008, our interest income on cash and cash equivalents would have declined approximately $234,000, assuming consistent investment levels.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008, the end of the period covered by this report on Form 10-Q. This controls evaluation was done under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

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

Based upon the controls evaluation, our CEO and CFO have concluded that as of June 30, 2008, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the Security Exchange Commission and to ensure that material information relating to us and our consolidated subsidiaries is made known to management, including the CEO and CFO.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the second quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting means a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

We were incorporated in May 2002 and shipped our first Steelhead appliance in May 2004. We have a limited operating history and offer a focused line of products in an industry characterized by rapid technological change. It is very difficult to forecast our future operating results. You should consider and evaluate our prospects in light of the risks and uncertainty frequently encountered by early stage companies in rapidly evolving markets characterized by rapid technological change, changing customer needs, increasing competition, evolving industry standards and frequent introductions of new products and services. As we encounter rapidly changing customer requirements and increasing competitive pressures, we likely will be required to reposition our product and service offerings and introduce new products and services. We may not be successful in doing so in a timely and appropriately responsive manner, or at all. Furthermore, because we compete in an early stage market, many of our target customers have not purchased products similar to ours and might not have a specific budget for the purchase of our products and services. All of these factors make it difficult to predict our future operating results.

Our operating results may fluctuate significantly, which makes our future results difficult to predict and could cause our operating results to fall below expectations or our guidance.

Our quarterly and annual operating results have varied significantly in the past and could vary significantly in the future, which makes it difficult for us to predict our future operating results. Our operating results may fluctuate due to a variety of factors, many of which are outside of our control, including the changing U.S. and global economic environment, and any of which may cause our stock price to fluctuate. As a result, comparing our operating results on a period-to-period basis may not be meaningful. You should not rely on our past results as an indication of our future performance. In addition, revenues in any quarter are largely dependent on customer contracts entered into during that quarter. Moreover, a significant portion of our quarterly sales typically occurs during the last month of the quarter, which we believe reflects customer buying patterns of products similar to ours and other products in the technology industry generally. As a result, our quarterly operating results are difficult to predict even in the near term and a delay in an anticipated sale past the end of a particular quarter may negatively impact our results of operations for that quarter, or in some cases, that year. A delay in the recognition of revenue, even from just one account, may have a significant negative impact on our results of operations for a given period. If our revenue or operating results fall below the expectations of investors or securities analysts or below any guidance we may provide to the market, as occurred in the quarter ended March 31, 2008, the price of our common stock could decline substantially. Such a stock price decline could occur, and has occurred in the past, even when we have met our publicly stated revenue and/or earnings guidance.

In addition to other risks listed in this “Risk Factors” section, factors that may affect our operating results include, but are not limited to:

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

•

our ability to successfully work with partners on combined solutions, for example, where our product features the Riverbed Services Platform (RSP), we are required to work closely with our partners in product validation, marketing, selling and support;

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

Our business depends on the overall demand for information technology, and in particular for Wide-area Data Services, and on the economic health and general willingness to make capital commitments of our current and prospective customers. The market we serve is emerging and the purchase of our products involves material changes to established purchasing patterns and policies. The purchase of our products is often discretionary and may involve a significant commitment of capital and other resources. In addition, our operating expenses are largely based on anticipated revenue trends and a high percentage of our expenses are, and will continue to be, fixed in the short-term. Uncertainty about future economic conditions makes it difficult to forecast operating results and to make decisions about future investments. Weak economic conditions, or a reduction in information technology spending even if economic conditions improve, would likely harm our business and operating results in a number of ways, including longer sales cycles, lower prices for our products and services and reduced unit sales. In addition, the recent surge in worldwide commodity prices has resulted and may continue to result in higher component prices and increased shipping costs, both of which may negatively impact our financial results.

We expect our gross margins to vary over time and our recent level of product gross margin may not be sustainable.

Our product gross margins vary from quarter to quarter and the recent level of gross margins may not be sustainable and may be adversely affected in the future by numerous factors, including product or sales channel mix shifts, increased price competition, increases in material or labor costs, excess product component or obsolescence charges from our contract manufacturers, write-downs for obsolete or excess inventory increased costs due to changes in component pricing or charges incurred due to component holding periods if our forecasts do not accurately anticipate product demand, warranty related issues, or our introduction of new products or entry into new markets with different pricing and cost structures.

We rely on third parties to perform shipping and other logistics functions on our behalf. A failure or disruption at a logistics partner would harm our business.

Currently, we use third-party logistics partners to perform storage, packaging, shipment and handling for us, including a new logistics service providers in connection with an expansion of our international sales that began shipping European orders in the second quarter. Although the logistics services required by us may be readily available from a number of providers, it is time consuming and costly to qualify and implement these relationships. If one or more of our logistics partners suffers an interruption in its business, or experiences delays, disruptions or quality control problems in its operations, or we choose to change or add additional logistics partners, our ability to ship products to our customers would be delayed and our business, operating results and financial condition would be adversely affected.

We are susceptible to shortages or price fluctuations in our supply chain. Any shortages or price fluctuations in components used in our products could delay shipment of our products or increase our costs and harm our operating results.

As we increase the Riverbed-designed content of our hardware platforms to provide greater capabilities to our customers, we increase our susceptibility to scarcity or delivery delays for custom components within our systems. Shortages in components that we use in our products are possible and our and our suppliers’ ability to predict the availability of such components may be limited. Some of these components are available only from limited sources of supply. The unavailability of any of these components would prevent us from shipping products because each of these components is necessary to the proper functioning of our appliances. In addition, the lead times associated with certain components are lengthy and preclude rapid changes in quantity requirements and delivery schedules.

Any growth in our business or the economy is likely to create greater pressures on us and our suppliers to project overall component demand accurately and to establish optimal component inventory levels. In addition, increased demand by third parties for the components we use in our products may lead to decreased availability and higher prices for those components. We carry limited inventory of our product components, and we rely on suppliers to deliver components in a timely manner based on forecasts we provide. We rely on both purchase orders and long-term contracts with our suppliers, but we may not be able to secure sufficient components at reasonable prices or of acceptable quality, which would seriously impact our ability to deliver products to our customers, and as a result adversely impact our revenue.

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

Other providers of network infrastructure products are offering or announcing functionality aimed at addressing the problems addressed by our products. For example, Cisco Systems incorporates WAN optimization functionality into certain of its router blades. The inclusion of, or the announcement of intent to include, functionality perceived to be similar to that offered by our products in products that are already generally accepted as necessary components of network architecture or in products that are sold by more established vendors may have an adverse effect on our ability to market and sell our products. Furthermore, even if the functionality offered by other network infrastructure providers is more limited than our products, a significant number of customers may elect to accept such limited functionality in lieu of adding appliances from an additional vendor. Many organizations have invested substantial personnel and financial resources to design and operate their networks and have established deep relationships with other providers of network infrastructure products, which may make them reluctant to add new components to their networks, particularly from new vendors. In addition, an organization’s existing vendors or new vendors with a broad product offering may be able to offer concessions that we are not able to match because we currently offer a focused line of products and have fewer resources than many of our competitors. If organizations are reluctant to add network infrastructure from new vendors or otherwise decide to work with their existing vendors, our business, operating results and financial condition will be adversely affected.

If we are unable to protect our intellectual property rights, our competitive position could be harmed or we could be required to incur significant expenses to enforce our rights.

We depend on our ability to protect our proprietary technology. We rely on trade secret, patent, copyright and trademark laws and confidentiality agreements with employees and third parties, all of which offer only limited protection. Despite our efforts, the steps we have taken to protect our proprietary rights may not be adequate to preclude misappropriation of our proprietary information or infringement of our intellectual property rights, and our ability to police such misappropriation or infringement is uncertain, particularly in countries outside of the United States. Further, with respect to patent rights, we do not know whether any of our pending patent applications will result in the issuance of patents or whether the examination process will require us to narrow our claims, and even if patents are issued, they may be contested, circumvented or invalidated over the course of our business. The invalidation of any of our key patents could benefit our competitors by allowing them to more easily design products similar to ours. Moreover, the rights granted under any issued patents may not provide us with proprietary protection or competitive advantages, and competitors may in any event be able to develop similar or superior technologies to our own now or in the future. Protecting against the unauthorized use of our products, trademarks and other proprietary rights is expensive, difficult and, in some cases, impossible. Litigation has been necessary and may be necessary in the future to enforce or defend our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. For example, on November 13, 2007, we served Quantum Corporation with a lawsuit, filed in the United States District Court, Northern District of California, alleging patent infringement. Such litigation has resulted and will likely continue to result in substantial costs and diversion of management resources, and may in the future harm our business, operating results and financial condition. Furthermore, many of our current and potential competitors have the ability to dedicate substantially greater resources to enforce their intellectual property rights than we do. Accordingly, despite our efforts, we may not be able to prevent third parties from infringing upon or misappropriating our intellectual property.

Claims by others that we infringe their proprietary technology could harm our business.

Our industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patent and other intellectual property rights. In the ordinary course of our business, we are involved in disputes and licensing discussions with others regarding their claimed proprietary rights and we cannot assure you that we will always successfully defend ourselves against such claims. Third parties have claimed and may in the future claim that our products or technology infringe their proprietary rights. For example, on October 9, 2007, Quantum Corporation served us with a lawsuit, filed in the United States District Court, Northern District of California, alleging patent infringement. Also, on March 4, 2008, Quantum Corporation filed a lawsuit against us in the United States District Court, Northern District of California, alleging patent infringement of an additional patent. We expect that infringement claims may increase as the number of products and competitors in our market increases and overlaps occur. In addition, as we have gained greater visibility and market exposure as a public company, we face a higher risk of being the subject of intellectual property infringement claims. Any claim of infringement by a third party, even those without merit, could cause us to incur substantial legal costs defending against the claim, and could distract our management from our business. The Quantum lawsuits have already resulted and will likely continue to result in substantial costs and diversion of management resources. Furthermore, we could be subject to a judgment or voluntarily enter into a settlement, either of which could require us to pay substantial damages. A judgment or settlement could also include an injunction or other court order that could prevent us from offering our products. In addition, we might elect or be required to seek a license for the use of third-party intellectual property, which may not be available on commercially reasonable terms or at all, or if available, the payments under such license may harm our operating results and financial condition. Alternatively, we may be required to develop non-infringing technology, which could require significant effort and expense and may ultimately not be successful. Any of these events pursuant to existing or future infringement claims could seriously harm our business, operating results and financial condition. Third parties may also assert infringement claims against our customers and channel partners. Any of these claims would require us to initiate or defend potentially protracted and costly litigation on their behalf, regardless of the merits of these claims, because we generally indemnify our customers and channel partners from claims of infringement of proprietary rights of third parties. If any of these claims succeed, or if we voluntarily enter into a settlement, we may be forced to pay damages on behalf of our customers or channel partners, which could have a material adverse effect on our business, operating results and financial condition.

Our sales cycles can be long and unpredictable, and our sales efforts require considerable time and expense. As a result, our revenue is difficult to predict and may vary substantially from quarter to quarter.

The timing of our revenue is difficult to predict. Our sales efforts involve educating our customers about the use and benefit of our products, including their technical capabilities and potential cost savings to an organization. Customers typically undertake a significant evaluation process that has in the past resulted in a lengthy sales cycle, in some cases over twelve months. Also, as our distribution strategy has evolved into a channel model, utilizing value-added resellers, distributors, systems integrators and service providers, the level of variability in the length of sales cycle across transactions may increase and make it more difficult to predict the timing of many of our sales transactions. We spend substantial time, effort and money in our sales efforts without any assurance that our efforts will produce any sales. In addition, product purchases are frequently subject to budget constraints, multiple approvals, and unplanned administrative, processing and other delays. If sales expected from a specific customer for a particular quarter are not realized in that quarter or at all, revenue will be harmed and we may miss our stated guidance for that period.

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

Developing our products is expensive, and the investment in product development may involve a long payback cycle or may not generate additional revenue at all. In the six months ended June 30, 2008, our research and development expenses were $28.7 million, or approximately 19% of our total revenue. Our future plans include significant investments in research and development and related product opportunities. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. These investments may take several years to generate positive returns, if ever.

Our ability to sell our products is highly dependent on the quality of our support and services offerings, and our failure to offer high quality support and services would harm our operating results and reputation.

Once our products are deployed within our customers’ networks, our customers depend on our support organization to resolve any issues relating to our products. A high level of support is critical for the successful marketing and sale of our products. If we or our channel partners do not effectively assist our customers in deploying our products, succeed in helping our customers quickly resolve post-deployment issues, and provide effective ongoing support, it would adversely affect our ability to sell our products to existing customers and would harm our reputation with potential customers. In addition, as we expand our operations internationally, our support organization will face additional challenges, including those associated with delivering support, training and documentation in languages other than English. As a result, our failure to maintain high quality support and services would harm our operating results and reputation.

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

Our products are designed to remove the redundancy associated with repeated data requests over a WAN, either through a private network or a virtual private network (VPN). The ability of our products to reduce such redundancy depends on our products’ ability to recognize the data being requested. Our products currently detect and decrypt some forms of encrypted data. Since most organizations currently encrypt most of their data transmissions only between sites and not on the LAN, the data is not encrypted when it passes through our products. For those organizations that elect to encrypt their data transmissions from the end-user to the server in a format that we’re not able to decrypt, our products will offer limited performance improvement unless we are successful in incorporating additional functionality into our products that address those encrypted transmissions. Our failure to provide such additional functionality could limit the growth of our business and harm our operating results.

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

Our products, including software product upgrades and releases, are highly technical and complex and, when deployed, are critical to the operation of many networks. Our products have contained and may contain undetected errors, defects or security vulnerabilities. Some errors in our products may only be discovered after a product has been installed and used by customers. Some of these errors may be attributable to third-party technologies incorporated into our products, which makes us dependent upon the cooperation and expertise of such third parties for the diagnosis and correction of such errors. The diagnosis and correction of third-party technology errors is particularly difficult where our product features the Riverbed Services Platform (RSP), because it is not always immediately clear whether a particular error is attributable to a technology incorporated into our product or to the third-party RSP software deployed on our product. In addition, our RSP solutions, because they involve a third party, are more complex, and the solutions may lead to new technical errors that may prove difficult to diagnose and support. Any delay or mistake in the initial diagnosis of an error will likely result in a delay in the formulation of an effective action plan to correct such error. Any errors, defects or security vulnerabilities discovered in our products after commercial release could result in loss of revenue or delay in revenue recognition, loss of customers and increased service and warranty cost, any of which could harm our reputation, business, operating results and financial condition. Any such errors, defects or security vulnerabilities could also adversely affect the market’s perception of our products and business. In addition, we could face claims for product liability, tort or breach of warranty, including claims relating to changes to our products made by our channel partners. Our contracts with customers contain provisions relating to warranty disclaimers and liability limitations, which may not be upheld. Defending a lawsuit, regardless of its merit, is costly and may divert management’s attention and harm the market’s perception of us and our products. In addition, if our business liability insurance coverage proves inadequate or future coverage is unavailable on acceptable terms or at all, our business, operating results and financial condition could be adversely impacted.

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

In the year ended December 31, 2007, we derived approximately 37% of our revenue from customers outside the United States; in the six months ended June 30, 2008, this number was 43%. We have personnel in numerous countries worldwide. We expect to continue to add personnel in additional countries. Our international sales and operations subject us to a variety of risks, including:

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

As we continue to expand our business globally, our success will depend, in large part, on our ability to anticipate and effectively manage these and other risks associated with our international sales and operations. Our failure to manage any of these risks successfully could harm our international operations, reduce our international sales and harm our business, operating results and financial condition.

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

We also incorporate certain third-party technologies, including software programs, into our products and may need to utilize additional third-party technologies in the future. However, licenses to relevant third-party technology may not continue to be available to us on commercially reasonable terms, or at all. Therefore, we could face delays in product releases until equivalent technology can be identified, licensed or developed, and integrated into our current products. These delays, if they occur, could materially adversely affect our business, operating results and financial condition. We currently use third-party software programs in our Steelhead appliances, our Interceptor appliances, our Central Management Console appliances and our Steelhead Mobile software client and controller. For example, in our Steelhead appliances, we use third-party software to configure a storage adapter for specific redundant disk setups as well as to initialize and diagnose hardware on certain models, and in our Central Management Console and Steelhead Mobile Controller appliances we use third-party software to help manage statistics and reporting. Each of these software programs is currently available from only one vendor. As a result, any disruption in our access to these software programs could result in significant delays in our product releases and could require substantial effort to locate or develop a replacement program. If we decide in the future to incorporate into our products any other software program licensed from a third party, and the use of such software program is necessary for the proper operation of our appliances, then our loss of any such license would similarly adversely affect our ability to release our products in a timely fashion.

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

We historically have used stock options, RSUs, and an employee stock purchase plan as a significant component of our employee compensation program in order to align employees’ interests with the interests of our stockholders, encourage employee retention, and provide competitive compensation packages. The Financial Accounting Standards Board has adopted changes that require companies to record a charge to earnings for employee stock option grants and other equity incentives. We adopted this standard effective January 1, 2006. By causing us to record significantly increased compensation costs, such accounting changes have reduced, and will continue to reduce, our reported earnings, will harm our operating results in future periods, and may require us to reduce the availability and amount of equity incentives provided to employees, which could make it more difficult for us to attract, retain and motivate key personnel. Moreover, if securities analysts, institutional investors and other investors adopt financial models that include stock option expense in their primary analysis of our financial results, our stock price could decline as a result of reliance on these models with higher expense calculations.

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

Our main operations, including our primary data centers, are located in the San Francisco Bay Area, a region known for seismic activity. A significant natural disaster, such as an earthquake, fire or a flood, could harm our business, operating results and financial condition. In addition, our servers are vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with our computer systems. Acts of terrorism or war could also cause disruptions in our or our customers’ business or the economy as a whole. To the extent that such disruptions result in delays or cancellations of customer orders or the deployment of our products, our business, operating results and financial condition would be adversely affected.

Risks Related to Ownership of Our Common Stock

The trading price of our common stock has been volatile and is likely to be volatile in the future.

The trading prices of the securities of technology companies have been highly volatile. Further, our common stock has a limited trading history. Since our initial public offering in September 2006 through July 24, 2008, our stock price has fluctuated from a low of $10.84 to a high of $52.81. Factors that could affect the trading price of our common stock include, but are not limited to:

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

•	significant sales or purchases, or announcement of significant sales or purchases, of our common stock by us or our stockholders, including our directors and executive officers;

•	announcements by or about us regarding events or news adverse to our business;

•	market conditions in our industry, the industries of our customers and the economy as a whole;

•	adoption or modification of regulations, policies, procedures or programs applicable to our business; and

•	an announced acquisition of a competitor or us.

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

As of June 30, 2008, our directors and executive officers and their affiliates beneficially owned, in the aggregate, approximately 21.3% of our outstanding common stock. As a result, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit your ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On April 21, 2008, our Board of Directors authorized a Share Repurchase Program, which authorizes us to repurchase up to $100 million of our outstanding common stock during a period not to exceed 24 months from the Board authorization date. The Program does not require the purchase of any minimum number of shares, and may be suspended, modified or discontinued at any time without prior notice.

During the second quarter of 2008, we repurchased 794,200 shares of common stock under this Program for an aggregate purchase price of approximately $12.5 million, or an average of $15.70 per share. The timing and amounts of these purchases were based on market conditions and other factors including price, regulatory requirements and capital availability. The share repurchases were financed by available cash balances and cash from operations.

The following table summarizes the stock repurchase activity for the three months ended June 30, 2008 and the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program:

(in thousands, except share amounts)	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
April 1, 2008 – April 30, 2008	55,300	$13.66	55,300	$99,245
May 1, 2008 – May 31, 2008	483,100	$16.12	483,100	$91,457
June 1, 2008 – June 30, 2008	255,800	$15.34	255,800	$87,532

Total	794,200	$15.70	794,200	$87,532

Item 4.	Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders of Riverbed Technology, Inc. was held on May 29, 2008. The results of the voting on the matters submitted to the stockholders were as follows:

1. To elect two (2) members of the Board of Directors to serve until the 2011 annual meeting of stockholders of the Company or until such persons’ successors have been duly elected and qualified.

	Votes For	Withheld
Michael R. Kourey	65,878,376	614,174
Steven McCanne	64,203,336	2,289,214

The following directors, in addition to Messrs. Kourey and McCanne, will continue to serve as members of the Board of Directors until the expiration of their respective terms or until their respective successors have been duly elected and qualified: Mark A. Floyd, Jerry M. Kennelly, Stanley J. Meresman, Christopher J. Schaepe and James R. Swartz.

2. To ratify the appointment by the Board of Directors of Ernst & Young LLP as the independent registered public accounting firm of the Company for its fiscal year ending December 31, 2008.

Votes for	66,204,214
Votes against	137,988
Abstain	150,348

Item 6.	EXHIBITS

Exhibit No.	Description

3.2	Restated Certificate of Incorporation. (1)

3.4	Amended and Restated Bylaws. (1)

4.2	Form of Common Stock Certificate. (1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Dated: July 29, 2008

RIVERBED TECHNOLOGY, INC.

By:	/s/ Jerry M. Kennelly
Jerry M. Kennelly
President and Chief Executive Officer

Dated: July 29, 2008

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