Form 10-Q
period 2008-09-30
Riverbed Technology, Inc.
filed 2008-10-30
CIK 1357326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

The number of shares of the registrant’s common stock, par value $0.0001, outstanding as of October 23, 2008 was: 71,322,183.

Riverbed Technology, Inc.

INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

RIVERBED TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

As of September 30, 2008 and December 31, 2007

(in thousands)

	September 30, 2008	December 31, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$117,324	$162,979
Marketable securities	164,180	83,103
Trade receivables, net of allowances of $600 and $734 as of September 30, 2008 and December 31, 2007, respectively	43,245	50,072
Other receivables	1,022	1,273
Inventory	13,796	9,413
Prepaid expenses and other current assets	10,396	5,136

Total current assets	349,963	311,976

Fixed assets, net	21,614	18,826
Other assets	9,146	6,800

Total assets	$380,723	$337,602

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,539	$20,325
Accrued compensation and benefits	13,029	14,290
Other accrued liabilities	27,469	9,381
Deferred revenue	40,451	26,845

Total current liabilities	99,488	70,841

Deferred revenue, non-current	9,836	6,634
Other long-term liabilities	302	409

Total long-term liabilities	10,138	7,043

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value – 30,000 shares authorized, no shares outstanding	—	—
Common stock and additional paid-in-capital; $0.0001 par value – 600,000 shares authorized; 71,302 and 71,332 shares issued and outstanding as of September 30, 2008 and December 31, 2007, respectively	318,067	295,487
Deferred stock-based compensation	(1,469)	(3,287)
Accumulated deficit	(45,189)	(32,535)
Accumulated other comprehensive income (loss)	(312)	53

Total stockholders’ equity	271,097	259,718

Total liabilities and stockholders’ equity	$380,723	$337,602

See Notes to Condensed Consolidated Financial Statements.

RIVERBED TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Revenue:
Product	$65,238	$52,508	$185,574	$133,335
Support and services	21,309	10,802	55,547	26,761

Total revenue	86,547	63,310	241,121	160,096

Cost of revenue:
Cost of product	16,653	14,029	45,153	37,053
Cost of support and services	7,174	4,111	20,151	9,999

Total cost of revenue	23,827	18,140	65,304	47,052

Gross profit	62,720	45,170	175,817	113,044

Operating expenses:
Sales and marketing	34,855	25,139	100,992	63,035
Research and development	14,582	10,890	43,278	27,384
General and administrative	10,419	7,177	29,925	16,814
Other charges	11,000	—	11,000	—

Total operating expenses	70,856	43,206	185,195	107,233

Operating income (loss)	(8,136)	1,964	(9,378)	5,811

Other income, net	1,287	2,754	5,059	7,028

Income (loss) before provision for income taxes	(6,849)	4,718	(4,319)	12,839
Provision for income taxes	5,574	1,950	8,335	2,868

Net income (loss)	$(12,423)	$2,768	$(12,654)	$9,971

Net income (loss) per common share:
Basic	$(0.17)	$0.04	$(0.18)	$0.15

Diluted	$(0.17)	$0.04	$(0.18)	$0.14

Shares used in computing net income (loss) per common share:
Basic	71,005	69,069	70,915	67,397
Diluted	71,005	74,360	70,915	72,934
Stock-based compensation expense included in above:
Cost of product	$54	$27	$131	$68
Cost of support and services	1,125	806	3,470	1,798
Sales and marketing	5,921	4,455	17,869	10,741
Research and development	3,419	2,511	9,879	5,958
General and administrative	2,512	1,564	6,808	3,614

Total stock-based compensation expense	$13,031	$9,363	$38,157	$22,179

See Notes to Condensed Consolidated Financial Statements.

RIVERBED TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine months ended September 30,
	2008	2007
Operating Activities:
Net income (loss)	$(12,654)	$9,971
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,338	3,418
Stock-based compensation	38,157	22,179
Provision for inventory	4,797	935
Excess tax benefit from employee stock plans	(1,427)	—
Changes in operating assets and liabilities:
Trade receivables	5,521	(19,645)
Inventory	(12,517)	(5,394)
Prepaid expenses and other assets	(5,065)	(174)
Accounts payable and other current liabilities	16,102	12,139
Income taxes payable	4,762	2,645
Deferred revenue	17,385	9,051

Net cash provided by operating activities	62,399	35,125

Investing Activities:
Capital expenditures	(10,761)	(5,707)
Purchase of available for sale securities	(121,077)	(69,132)
Proceeds from sales and maturities of available for sale securities	39,803	10,980
Increase in other assets	(1,404)	(2,100)

Net cash used in investing activities	(93,439)	(65,959)

Financing Activities:
Proceeds from public offerings, net of expenses	—	87,681
Proceeds from issuance of common stock under employee stock plans, net of repurchases	9,119	7,094
Payments for repurchases of common stock	(24,992)	—
Excess tax benefit from employee stock plans	1,427	—

Net cash provided by (used in) financing activities	(14,446)	94,775

Effect of exchange rate changes on cash and cash equivalents	(169)	74

Net increase (decrease) in cash and cash equivalents	(45,655)	64,015
Cash and cash equivalents at beginning of period	162,979	105,330

Cash and cash equivalents at end of period	$117,324	$169,345

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

Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements include our accounts and the accounts of our wholly owned subsidiaries. Intercompany transactions and balances have been eliminated. The accompanying condensed consolidated balance sheet as of September 30, 2008, the condensed consolidated statements of operations for the three and nine months ended September 30, 2008 and September 30, 2007, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2008 and September 30, 2007 are unaudited. The accompanying statements should be read in conjunction with the audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2007.

The accompanying condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, or GAAP, pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. They do not include all of the financial information and footnotes required by GAAP for complete financial statements. We believe the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments necessary for the fair presentation of our balance sheet as of September 30, 2008, and our results of operations and cash flows for the three and nine months ended September 30, 2008 and September 30, 2007. All adjustments are of a normal recurring nature. Certain prior period amounts have been reclassified to conform to the current period presentation. The results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending December 31, 2008.

Other than the adoption of the provisions of Financial Accounting Standards Board Statement No. 157, Fair Value Measurements, or SFAS No. 157, there have been no significant changes in our accounting policies during the three and nine months ended September 30, 2008 as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2007.

Use of Estimates

GAAP requires us to make certain estimates and judgments that can affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the periods presented. Significant estimates and assumptions made by management include the determination of the fair value of stock awards issued, the allowance for doubtful accounts, inventory valuation and the accounting for income taxes including the determination of the timing of the release of our valuation allowance related to our deferred tax asset balances. We believe that the estimates and judgments upon which we rely are reasonable based upon information available to us at the time that these estimates and judgments were made. To the extent there are material differences between these estimates and actual results, our consolidated financial statements will be affected.

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

Product revenue consists of revenue from sales of our appliances and software licenses. Product sales include a perpetual license to our software. Product revenue is generally recognized upon transfer of title at shipment, assuming all other revenue recognition criteria are met. Shipping charges billed to customers are included in product revenue and the related shipping costs are included in cost of product revenue. Product revenue on sales to channel partners is recorded once we have received persuasive evidence of an end-user and all other revenue recognition criteria have been met.

Substantially all of our product sales have been sold in combination with support services, which consist of software updates and support. Software updates provide customers with rights to unspecified software product upgrades and to maintenance releases and patches released during the term of the support period. Support includes access to technical support personnel and content via the internet and telephone. Support services also include an extended warranty for the repair or replacement of defective hardware. Revenue for support services is recognized on a straight-line basis over the service contract term, which is typically one year.

We use the residual method to recognize revenue when a product agreement includes one or more elements to be delivered at a future date and vendor specific objective evidence, or VSOE, of the fair value of all undelivered elements exists. Through September 30, 2008, in virtually all of our contracts, the only element that remained undelivered at the time of delivery of the product was support and updates. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the contract fee is recognized as product revenue. If evidence of the fair value of one or more undelivered elements does not exist, all revenue is generally deferred and recognized when delivery of those elements occurs or when fair value can be established. When the undelivered element for which we do not have a fair value is support, revenue for the entire arrangement is bundled and recognized ratably over the support period. VSOE of fair value for elements of an arrangement is based upon the normal pricing and discounting practices for those services when sold separately, and VSOE for support services is measured by the renewal rate offered to the customer.

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

In accordance with APB 25, stock-based compensation expense, which is a non-cash charge, resulted from stock option grants at exercise prices that, for financial reporting purposes, were deemed to be below the estimated fair value of the underlying common stock on the date of grant. Through December 31, 2005, we recorded deferred stock-based compensation relative to these options of approximately $9.9 million, which is being amortized on a straight-line basis over the service period, which generally corresponds to the vesting period. During the three months ended September 30, 2008 and 2007, we amortized $457,000 and $566,000, respectively, of deferred compensation expense, net of reversals for terminations, related to these options, and in the nine months ended September 30, 2008 and 2007, we amortized $1.5 million and $1.7 million, respectively.

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

On September 20, 2006, the effective date of the registration statement relating to our initial public offering, or IPO, we implemented the Purchase Plan, which has a two year offering period and two purchases per year. The fair value of shares granted under the Purchase Plan is amortized over the two year offering period. Under the Purchase Plan, employees may purchase shares of common stock through payroll deductions at a price per share that is 85% of the lesser of the fair market value of our common stock as of the beginning of an applicable offering period or the applicable purchase date, with purchases generally every six months.

In the second quarter of 2008, we granted 856,700 RSUs. The fair value of RSUs is based on the closing market price of our common stock on the date of grant and the related compensation expense, net of estimated forfeitures, is amortized on a straight-line basis over the service period of four years. No RSUs were granted in the third quarter of 2008.

The fair value of options granted and Purchase Plan shares was estimated at the date of grant using the following assumptions:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Employee Stock Options
Expected life in years	4.5	4.5	2.5 - 4.5	4.5
Risk-free interest rate	3.1%	4.2%	2.4% - 3.1%	4.2% - 4.9%
Volatility	50%	57%	48% - 51%	57% - 62%
Weighted average fair value of grants	$6.82	$22.31	$11.56	$18.23

	Three and nine months ended September 30,
	2008	2007
Purchase Plan
Expected life in years	0.5-2.0	0.5-2.0
Risk-free interest rate	1.7% - 2.6%	4.9% - 5.0%
Volatility	47% - 53%	38% - 46%
Weighted average fair value of grants	$5.33	$11.04

The expected term represents the period that stock-based awards are expected to be outstanding. For the three and nine months ended September 30, 2008 and September 30, 2007, we have elected to use the simplified method of determining the expected term as permitted by SEC Staff Accounting Bulletin 107 and 110. The computation of expected volatility for the three and nine months ended September 30, 2008 and 2007 is based on the historical volatility of comparable companies from a representative peer group selected based on industry and market capitalization data. As required by SFAS No. 123(R), management estimated expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest.

As of September 30, 2008, the total compensation cost related to stock options and RSUs granted under SFAS No. 123(R) but not yet recognized was approximately $111.3 million, net of estimated forfeitures of $15.4 million. This cost will be amortized on a straight-line basis over the remaining vesting period. Amortization in the three months ended September 30, 2008 and 2007, was $10.4 million and $5.8 million, respectively, and was $28.5 million and $12.0 million in the nine months ended September 30, 2008 and 2007, respectively.

As of September 30, 2008, there was $4.7 million, net of estimated forfeitures, left to be amortized under our Purchase Plan, which will be amortized over the remaining vesting period, which is 19 months. Amortization in the three months ended September 30, 2008 and 2007 was $2.2 million and $3.0 million, respectively. Amortization in the nine months ended September 30, 2008 and 2007 was $8.2 and $8.5 million, respectively.

In the second quarter of 2008, we filed a Tender Offer Statement on Schedule TO with the SEC pursuant to which we extended an offer to non-section 16 officer employees to exchange up to an aggregate of 5,511,495 options to purchase shares of our common stock, whether vested or unvested. Options granted prior to May 1, 2008 with an exercise price greater than 120% of the closing market price on April 30, 2008 were eligible to be tendered pursuant to the offer. The closing market price on April 30, 2008 was $13.67. In accordance with the Tender Offer (TO), the number of new options issued was based on an exchange ratio of 0.85 new shares for each share exchanged based on the number of options tendered. A total of 5,246,325 options were tendered and cancelled, and a total of 4,459,392 options were granted on May 30, 2008 at $17.95 per share. The new options retain the vesting schedule of the options exchanged. The TO is subject to modification accounting pursuant to SFAS No. 123(R) whereby the total compensation cost measured at the date of modification is the portion of the grant-date fair value of the original award for which the requisite service is expected to be rendered (or has already been rendered) at that date plus the incremental cost resulting from the modification. The incremental cost resulting from the modification is measured as the excess of the fair value of the modified award over the fair value of the original award immediately before its terms are modified. The incremental fair value of $5.5 million for the new awards was computed using an expected life of 2.5 years to 3.6 years, a risk-free interest rate of 2.4% to 2.6% and a volatility of 48% to 49%. The $407,000 incremental fair value of the vested awards was recognized as compensation expense on the modification date in the second quarter of 2008. The $5.1 million incremental fair value of the unvested awards will be amortized over the remaining service period.

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

As part of the process of preparing our consolidated financial statements, we are required to estimate our income tax expense and tax contingencies in each of the tax jurisdictions in which we operate. This process involves estimating current income tax expense together with assessing temporary differences in the treatment of items for tax purposes versus financial accounting purposes that may create net deferred tax assets and liabilities. We rely on management estimates and assumptions in preparing our income tax provision including forecasted annual income.

We record a valuation allowance to reduce our deferred tax assets to the amount we believe is more likely than not to be realized. In assessing the need for a valuation allowance, we have considered our historical levels of income and expectations of future taxable income. In determining future taxable income, we make assumptions to forecast federal, state and foreign operating income, the reversal of temporary differences, and the implementation of any feasible and prudent tax planning strategies. The assumptions require significant judgment regarding the forecasts of taxable income, and are consistent with our forecasts used to manage our business.

Because of the uncertainty of the realization of the deferred tax assets, we have recorded a valuation allowance against our deferred tax assets except for certain deferred tax assets which we can forecast to reverse within a period that will allow us to recover income taxes that were previously paid. The effect of the potential reversal of these deferred tax assets is included in our estimated annual effective tax rate. Realization of our deferred tax assets is dependent primarily upon future U.S. taxable income.

In the future, we may conclude that it is more likely than not that our deferred tax assets will be realized based on expectations of taxable income and other factors. This would result in a reduction of the valuation allowance and a decrease to income tax expense for the period such determination is made.

Inventory Valuation

Inventory consists of hardware and related component parts and is stated at the lower of cost (on a first-in, first-out basis) or market. A portion of our inventory relates to evaluation units located at customer locations, as some of our customers test our equipment prior to purchasing. Inventory that is obsolete or in excess of our forecasted demand is written down to its estimated realizable value based on historical usage, expected demand, and with respect to evaluation units, the historical conversion rate and age of the units. Inherent in our estimates of market value in determining inventory valuation are estimates related to economic trends, future demand for our products, the timing of new product introductions and technological obsolescence of our products. Inventory write-downs are reflected as cost of product and amounted to approximately $3.3 million and $135,000 in the three months ended September 30, 2008 and 2007, respectively, and $4.8 million and $935,000 in the nine months ended September 30, 2008 and 2007, respectively.

Warranty Reserve

Upon shipment of products to our customers, we provide for the estimated cost to repair or replace products that may be returned under warranty. Our warranty period is typically 12 months from the date of shipment to the end-user customer for hardware and 90 days for software. For existing products, the reserve is estimated based on actual historical experience. For new products, the warranty reserve is based on historical experience of similar products until such time as sufficient historical data has been collected for the new product. Our warranty reserves liability was approximately $1.4 million and $1.1 million at September 30, 2008 and December 31, 2007, respectively.

The following is a summary of the warranty reserve activity for the nine months ended September 30, 2008 and 2007:

	Nine months ended September 30,
(in thousands)	2008	2007
Beginning balance	$1,089	$735
Additions charged to operations	1,569	1,692
Warranty costs incurred	(1,244)	(1,270)

Ending balance	$1,414	$1,157

Deferred Inventory Costs

When our products have been delivered, but the product revenue associated with the arrangement has been deferred as a result of not meeting the revenue recognition criteria in SOP 97-2, we also defer the related inventory costs for the delivered items in accordance with Accounting Research Bulletin 43, Restatement and Revision of Accounting Research Bulletins. Deferred inventory costs amounted to approximately $2.0 million and $2.3 million at September 30, 2008 and December 31, 2007, respectively, and are included in prepaid expenses and other current assets in the condensed consolidated balance sheets.

Spares

We hold spare parts to service our customers who purchase support. We classify spare parts as other long term assets and amortize the spares over an estimated useful life of three years. At September 30, 2008 and December 31, 2007 our spare parts balance was $4.1 million and $2.5 million, respectively. In the three months ended September 30, 2008 and 2007, we amortized $528,000 and $171,000, respectively, to cost of support and services related to spares. In the nine months ended September 30, 2008 and 2007, we amortized $1.3 million and $405,000, respectively.

Concentrations of Risk

Financial instruments that are potentially subject to concentrations of credit risk consist primarily of cash, cash equivalents, marketable securities, and trade receivables. Investment policies have been implemented that limit investments to investment grade securities and the average portfolio maturity is less than six months. The risk with respect to trade receivables is mitigated by credit evaluations we perform on our customers and by the diversification of our customer base. One value added reseller represented 11% of our revenue for the three months ended September 30, 2008. No customer represented more than 10% of our revenue for the nine months ended September 30, 2008 and for the three and nine months ended September 30, 2007.

We outsource the production of our hardware to third-party manufacturers. We rely on purchase orders or long-term contracts with our contract manufacturers. At September 30, 2008, we had no long-term contractual commitment with any manufacturer; however, we did have 90 day purchase commitments totaling $12.8 million.

2.	NET INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of vested common shares outstanding during the period. Diluted net income (loss) per common share is computed by giving effect to all potential dilutive common shares.

The following table sets forth the computation of income (loss) per share:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2008	2007	2008	2007
Net income (loss)	$(12,423)	$2,768	$(12,654)	$9,971

Weighted average common shares outstanding - basic	71,005	69,069	70,915	67,397
Dilutive effect of employee stock plans	—	5,291	—	5,537

Weighted average common shares outstanding - diluted	71,005	74,360	70,915	72,934

Basic net income (loss) per share	$(0.17)	$0.04	$(0.18)	$0.15

Diluted net income (loss) per share	$(0.17)	$0.04	$(0.18)	$0.14

The following weighted average outstanding options and RSUs were excluded from the computation of diluted net income (loss) per common share for the periods presented because including them would have had an anti-dilutive effect:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2008	2007	2008	2007
Stock options and awards outstanding:
In-the-money awards	2,169	—	2,999	—
Out-of-the-money awards	9,547	3,471	8,301	2,721

Total potential shares of common stock excluded from the computation of earning per share	11,716	3,471	11,300	2,721

Stock options outstanding with an exercise price lower than our average stock price for the periods presented, RSUs, and Plan Shares (“In-the-money awards”) that would otherwise have a dilutive effect under the treasury stock method, are excluded from the calculations of the diluted loss per share in periods with a loss since the effect in such periods would have been anti-dilutive.

Stock options outstanding with an exercise price higher than our average stock price for the periods presented, (“Out-of-the-money awards”) are excluded from the calculations of the diluted net income (loss) per share since the effect would have been anti-dilutive under the treasury stock method.

3.	CASH, CASH EQUIVALENTS, MARKETABLE SECURITIES AND RESTRICTED CASH

Cash, Cash Equivalents and Marketable Securities

Cash and cash equivalents consist primarily of highly liquid investments in money market mutual funds, government sponsored enterprise obligations, treasury bills, commercial paper and other money market securities with remaining maturities at date of purchase of 90 days or less. The carrying value of cash and cash equivalents at September 30, 2008 and December 31, 2007 was approximately $117.3 million and $163.0 million, respectively, and approximates fair value.

Marketable securities, which are classified as available for sale at September 30, 2008, are carried at fair value, with the unrealized gains and losses, reported as a separate component of stockholders’ equity. Marketable securities consist of government sponsored enterprise obligations, treasury bills and corporate bonds and notes. As of September 30, 2008, the fair value of our marketable securities is determined in accordance with SFAS No. 157, which defines fair value as the exit price in the principal market in which we would transact. Under SFAS No. 157, level 1 instruments are valued based on quoted market prices in active markets and include treasury bills and money market funds. Level 2 instruments are valued based on quoted prices in markets that are not active, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency and include corporate bonds and notes and government sponsored enterprise obligations. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect our own assumptions in measuring fair value. We have no level 3 instruments.

As of September 30, 2008, the fair value measurements of our cash, cash equivalents and marketable securities consisted of the following:

(in thousands)	Total	Level 1	Level 2
Government sponsored enterprise obligations	$106,679	$—	$106,679
Corporate bonds and notes	49,795	—	49,795
Treasury bills	59,265	59,265	—
Money market funds	61,060	61,060	—

Total cash equivalents and marketable securities	276,799	$120,325	$156,474

Cash	4,705

Total cash, cash equivalents and marketable securities	$281,504

Restricted Cash

Pursuant to certain lease agreements and as security for our merchant services agreement with our financial institution, we are required to maintain cash reserves, classified as restricted cash. Current restricted cash totaled $55,000 and $142,000 at September 30, 2008 and December 31, 2007, respectively, and long-term restricted cash totaled $3.5 million at September 30, 2008 and December 31, 2007. Long-term restricted cash is included in other assets in the condensed consolidated balance sheets and consists primarily of funds held as collateral for letters of credit for the security deposit on the leases of our corporate headquarters. The long-term restricted cash is restricted until the end of the lease terms on August 30, 2010 and July 31, 2014.

4.	INVENTORY

Inventory consists primarily of hardware and related component parts and is stated at the lower of cost (on a first-in, first-out basis) or market. Inventory is comprised of the following:

(in thousands)	September 30, 2008	December 31, 2007
Raw materials	$504	$513
Finished goods	13,292	8,900

Total	$13,796	$9,413

5.	OTHER ACCRUED LIABILITIES

Other accrued liabilities consisted of the following:

(in thousands)	September 30, 2008	December 31, 2007
Litigation settlement	$11,000	$—
Other accrued liabilities	16,469	9,381

Total other accrued liabilities	$27,469	$9,381

6.	DEFERRED REVENUE

Deferred revenue consisted of the following:

(in thousands)	September 30, 2008	December 31, 2007
Product	$4,395	$4,406
Support and services	36,056	22,439

Deferred revenue, current	40,451	26,845

Deferred revenue, non-current	9,836	6,634

Total deferred revenue	$50,287	$33,479

Deferred product revenue relates to arrangements where not all revenue recognition criteria have been met. Deferred support revenue represents customer payments made in advance for annual support contracts. Support contracts are typically billed on a per annum basis in advance and revenue is recognized ratably over the support period. Deferred revenue, non-current consists of customer payments made in advance for support contracts with terms of more than 12 months.

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

We lease our facilities under non-cancelable operating lease agreements. Future minimum commitments for these operating leases in place as of September 30, 2008 with a remaining non-cancelable lease term in excess of one year are as follows:

(in thousands)	September 30, 2008
2008 (the three months ending December 31)	$1,096
2009	5,008
2010	4,757
2011	5,296
2012 and thereafter	11,691

Total	$27,848

The terms of certain lease agreements provide for rental payments on a graduated basis. We recognize rent expense on the straight-line basis over the lease period and have accrued for rent expense incurred but not paid. Rent expense under operating leases was $1.8 million and $1.5 million for the three months ended September 30, 2008 and 2007, respectively, and $5.2 million and $3.5 million for the nine months ended September 30, 2008 and 2007, respectively.

On September 26, 2006, we entered into an Agreement of Sublease, or Sublease, for new corporate headquarters, and on March 21, 2007 entered into another lease agreement to expand our corporate headquarters as well as extend the term of the existing Sublease. The terms of the leases are from February 1, 2007 and March 31, 2007, respectively, to July 31, 2014. The aggregate minimum lease commitment for the combined leases is $19.7 million and is included in the table above. We have entered into two letters of credit totaling $3.0 million to serve as the security deposit for the leases, which is included in other assets in the condensed consolidated balance sheet.

9.	COMMON STOCK

Options issued under our stock option plans are generally for periods not to exceed 10 years and are issued with an exercise price equal to the market value of our common stock on the date of grant, as determined by the last sale price of such stock on the Nasdaq Global Select Market. Options typically vest either 25% of the shares one year after the options’ vesting commencement date and the remainder ratably on a monthly basis over the following three years, or ratably on a monthly basis over four years. Options granted under the 2002 Plan prior to May 31, 2006 have a maximum term of ten years, and beginning May 31, 2006 have a maximum term of seven years. Options granted under the 2006 Plan have a maximum term of seven years. Options granted under the 2006 Director Option Plan prior to March 4, 2008 have a maximum term of ten years, and options granted beginning March 4, 2008 have a maximum term of seven years.

Options granted under the 2002 Plan to the employees in the United States prior to March 28, 2006 were immediately exercisable. For options granted beginning March 28, 2006, optionees may only exercise vested shares. Any unvested stock issued upon early exercise under the 2002 Plan is subject to repurchase by us. Grants made pursuant to the 2006 Plan do not provide for the early exercise of options. At September 30, 2008 and December 31, 2007, there were 441,000 and 1,088,000 shares, respectively, subject to repurchase under all common stock repurchase agreements. The cash received from the sale of these shares is initially recorded as a liability and is subsequently reclassified to common stock as the shares vest. At September 30, 2008 and December 31, 2007, there was $149,000 and $346,000, respectively, recorded in accrued liabilities and other long-term liabilities related to the issuance of these shares.

In April 2008, we awarded 856,700 RSUs to employees. The RSUs, which upon vesting entitle the holder to one share of common stock for each RSU, vest over four years. The fair value of the RSUs is based on our stock price on the date of grant, and compensation expense, net of estimated forfeitures, is recognized on a straight-line basis over the vesting period.

As of September 30, 2008, 1,304,171 shares were available for grant under the 2006 Plan and the 2006 Director Option Plan.

The Purchase Plan became effective on the effective date of the registration statement relating to our IPO. Under the Purchase Plan, employees may purchase shares of common stock through payroll deductions at a price per share that is 85% of the lesser of the fair market value of our common stock as of the beginning of an applicable offering period or the applicable purchase date, with purchases generally every six months. Employees’ payroll deductions may not exceed 15% of their compensation. Employees may purchase up to 2,000 shares per purchase period provided that the value of the shares purchased in any calendar year does not exceed IRS limitations. As of September 30, 2008, 1,438,947 shares were available under the Purchase Plan.

On April 21, 2008, our Board of Directors authorized a Share Repurchase Program, or Program, which authorizes us to repurchase and retire up to $100 million of our outstanding common stock during a period not to exceed 24 months from the Board authorization date. The Program does not require us to purchase a minimum number of shares, and may be suspended, modified or discontinued at any time. For the three months ended September 30, 2008, we repurchased 753,856 shares of common stock under this Program on the open market for an aggregate purchase price of approximately $12.5 million, or an average of $16.59 per share. For the nine months ended September 30, 2008, we repurchased 1,548,056 shares of common stock under this Program on the open market for an aggregate purchase price of approximately $25.0 million, or an average of $16.13 per share. The timing and amounts of these purchases were based on market conditions and other factors including price, regulatory requirements and capital availability. The share repurchases were financed by available cash balances and cash from operations.

10.	INCOME TAXES

Our effective tax rate was (81.4%) and 41.3% for the three months ended September 30, 2008 and 2007, and (193.0%) and 22.3% for the nine months ended September 30, 2008 and 2007, respectively. Our income tax provision consists of federal, foreign, and state income taxes.

Our effective tax rate differs from the federal statutory rate due to state taxes, significant permanent differences and the valuation allowance on our net deferred tax assets. Significant permanent differences arise from the portion of stock-based compensation expense that is not expected to generate a tax deduction, such as stock compensation expense on grants to foreign employees, our purchase plan and incentive stock options, offset by the actual tax benefits in the current periods from disqualifying dispositions of our purchase plan shares and incentive stock options. The valuation allowance on our net deferred tax assets relate to temporary differences between our taxable income in our financial statements and our expected taxable income on our tax returns. Significant temporary differences such as stock-based compensation related to unexercised non-qualified options and the litigation settlement described in Note 12 generally do not receive a benefit in our tax provision due to the valuation allowance.

The entire tax effect of the litigation settlement, and the associated valuation allowance, was recorded in the tax provision for the three months ended September 30, 2008 and not included in our estimated annual effective tax rate. As a result, we recorded a significant current tax provision for both the three and nine months ended September 30, 2008 that was not offset by deferred tax benefits due to the valuation allowance. When compared to our pre-tax loss for the same period, this resulted in a negative effective tax rate.

As of September 30, 2008, our tax provision includes a deferred tax benefit for certain deferred tax assets which we can forecast to reverse within a period that will allow us to recover income taxes that were previously paid.

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

Revenue by geography is based on the billing address of the customer. The following table sets forth revenue by geographic area.

Revenue

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2008	2007	2008	2007
United States	$54,289	$38,736	$142,386	$101,198
Europe, Middle East and Africa	20,476	12,661	59,369	33,902
Rest of the World	11,782	11,913	39,366	24,996

Total revenue	$86,547	$63,310	$241,121	$160,096

12.	LEGAL MATTERS

On September 30, 2008, we entered into a Mutual Release and Settlement Agreement (the “Settlement Agreement”) with Quantum Corporation, a Delaware corporation (“Quantum”), and certain affiliates of Quantum. Pursuant to the Settlement Agreement, we and Quantum have jointly executed and filed dismissals of patent infringement actions brought in the United States District Court for the Northern District of California involving United States Patent Nos. 7,116,249; 5,990,810; and 6,622,164 (collectively, the “Litigation Patents,” and such actions being hereinafter referred to as the “Patent Infringement Actions”).

Pursuant to the terms of the Settlement Agreement, we paid Quantum a lump sum of $11.0 million, and the parties, on behalf of themselves and their affiliates, entered into a perpetual covenant not to sue (the “Perpetual Covenant”) the other parties, any of their respective affiliates, or, subject to certain qualifications, any of their respective resellers, customers, OEM partners or suppliers (i) alleging infringement of any patents relating to data de-duplication that a party or any of its affiliates currently owns, has the right to enforce or will acquire or have the right to enforce within five (5) years following the date of the Settlement Agreement, including the Litigation Patents (collectively, the “Subject Patents”), or (ii) challenging the validity or enforceability of any Subject Patent.

In addition to the Perpetual Covenant, the parties to the Settlement Agreement agreed, on behalf of themselves and their affiliates, for a period of three (3) years, not to file any patent infringement lawsuits against any other party to the Settlement Agreement, their affiliates, or, subject to certain qualifications, any of their respective resellers, customers, OEM partners or suppliers. In addition, we and Quantum released each other from any and all claims, demands, losses, liabilities and causes of action relating to the Patent Infringement Actions or any infringement of any patent based on acts occurring prior to the date of the Settlement Agreement.

Please refer to our Current Report on Form 8-K filed with the SEC on October 1, 2008 for further details.

The $11.0 million settlement was recorded as Other charges in our consolidated statements of operations for the quarter ended September 30, 2008.

From time to time, we are involved in various legal proceedings, claims and litigation arising in the ordinary course of business. There are no currently pending legal proceedings at September 30, 2008 that, in the opinion of management, might have a material adverse effect on our financial position, results of operations or cash flows.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 became effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued Staff Position (FSP) No. 157-2, which delayed the effective date of SFAS No. 157 one year for all non-financial assets and non-financial liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis. Assets and liabilities measured at fair value under SFAS No. 157 in the nine months ended September 30, 2008 did not have a material impact on our condensed consolidated financial statements. In accordance with FSP No. 157-2, we will measure the remaining assets and liabilities no later than the quarter ended March 31, 2009, and have not yet determined the impact of this standard on our consolidated financial statements.

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

Overview

We were founded in May 2002 by experienced industry leaders with a vision to improve the performance of wide-area distributed computing. Having significant experience in caching technology, our executive management team understood that existing approaches failed to address adequately all of the root causes of this poor performance. We determined that these performance problems could be best solved by simultaneously addressing inefficiencies in software applications and wide area networks, or WANs, as well as insufficient or unavailable bandwidth. This innovative approach served as the foundation of the development of our products. We began commercial shipments of our products in May 2004 and have since sold our products to over 5,000 customers worldwide. We now offer several product lines including Steelhead appliances, Central Management Console, Interceptor and Steelhead Mobile.

We are headquartered in San Francisco, California. Our personnel are located throughout the United States and in over twenty countries worldwide. We expect to continue to add personnel in the United States and internationally to provide additional geographic sales, research and development, general and administrative and technical support coverage.

In September 2006, we completed our IPO, of common stock in which we sold and issued 9,990,321 shares of our common stock at an issue price of $9.75 per share. We raised a total of $97.4 million in gross proceeds from the IPO, or approximately $87.5 million in net proceeds after deducting underwriting discounts and commissions of $6.8 million and other offering costs of $3.1 million. Upon the closing of the IPO, all shares of convertible preferred stock outstanding automatically converted into 39,441,439 shares of common stock.

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

In August 2008, we introduced the 50 series models of our Steelhead appliances.

We believe that our current value proposition, which enables customers to improve the performance of their applications and access to their data across WANs, while also offering the ability to simplify IT infrastructure and realize significant capital and operating cost savings, should allow us to grow our business. Our product revenue growth rate will depend significantly on continued growth in the wide-area data services, or WDS, market and our ability to continue to attract new customers in that market and generate additional sales from existing customers. Our growth in support and services revenue is dependent upon increasing the number of products under support contracts, which is dependent on both growing our installed base of customers and renewing existing support contracts. Our future profitability and rate of growth will be directly affected by the continued acceptance of our products in the marketplace, as well as the timing and size of orders, product mix, average selling prices and costs of our products and general economic conditions. Our ability to achieve profitability in the future will also be affected by the extent to which we must incur additional expenses to expand our sales, support, marketing, development, and general and administrative capabilities to grow our business. The largest component of our expenses is personnel costs. Personnel costs consist of salaries, benefits and incentive compensation for our employees, including commissions for sales personnel and stock-based compensation.

Revenue. We derive our revenue from sales of our products and support and services. Our revenue has grown rapidly since we began shipping products in May 2004, increasing from $2.6 million in 2004 to $236.4 million in 2007. Revenue for the three and nine months ended September 30, 2008 was $86.5 million and $241.1 million, respectively, compared to $63.3 million and $160.1 million, for the three and nine months ended September 30, 2007, respectively.

We sell our products directly through our sales force and indirectly through resellers. We derived 93% of our revenue through indirect channels in the third quarter of 2008. We expect revenue from resellers to continue to constitute a substantial majority of our future revenue.

Cost of Revenue. Cost of product revenue consists of the costs of the appliance hardware, manufacturing personnel, manufacturing, shipping and logistics costs, and expenses for inventory obsolescence and warranty obligations. We utilize third parties to assist in the design of and to manufacture our appliance hardware, embed our proprietary software and perform shipping logistics. Cost of support and service revenue is primarily comprised of the personnel costs of providing technical support and professional services, spare parts and logistics services. As we expand internationally and into other sectors, we may incur additional costs to conform our products to comply with local laws or local product specifications. In addition, as we expand internationally, we will continue to hire additional technical support personnel to support our growing international customer base.

Gross Margin. Our gross margin has been and will continue to be affected by a variety of factors, including the mix and average selling prices of our products, new product introductions and enhancements, the cost of our appliance hardware, expenses for inventory obsolescence and warranty obligations, cost of support and service personnel, and the mix of distribution channels through which our products are sold.

Operating Expenses. Operating expenses consist of sales and marketing, research and development and general and administrative expenses. Personnel-related costs, including stock-based compensation, are the most significant component of each of these expense categories. We grew from 623 employees at December 31, 2007 to 814 employees at September 30, 2008. The timing of additional hires has and could materially affect our operating expenses, both in absolute dollars and as a percentage of revenue, in any particular period.

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

Research and development expenses primarily include personnel costs and facilities costs. We expense research and development expenses as incurred. We are devoting substantial resources to the continued development of additional functionality for existing products and the development of new products. We intend to continue to invest significantly in our research and development efforts because we believe they are essential to maintaining our competitive position. Investments in research and development personnel costs are expected to increase in dollar amount.

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

The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following: revenue recognition, stock-based compensation, accounting for income taxes, inventory valuation and allowances for doubtful accounts. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended December 31, 2007 for a more complete discussion of our critical accounting policies and estimates. Our critical accounting policies have been discussed with the Audit Committee of the Board of Directors. We believe there have been no material changes to our critical accounting policies and estimates during the three and nine months ended September 30, 2008, compared to those discussed in our Form 10-K for the year ended December 31, 2007, except as discussed below.

In the second quarter of 2008, we granted 856,700 RSUs. The fair value of RSUs is based on the closing market price of our common stock on the date of grant and the related compensation expense, net of estimated forfeitures, is amortized on a straight-line basis over the service period of four years. No RSUs were granted during the third quarter of 2008.

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

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2008	2007	2008	2007
Total Revenue	$86,547	$63,310	$241,121	$160,096
Total Revenue by Type:
Product	$65,238	$52,508	$185,574	$133,335
Support and services	$21,309	$10,802	$55,547	$26,761
% Revenue by Type:
Product	75%	83%	77%	83%
Support and services	25%	17%	23%	17%
Total Revenue by Geography:
United States	$54,289	$38,736	$142,386	$101,198
Europe, Middle East and Africa	$20,476	$12,661	$59,369	$33,902
Rest of the World	$11,782	$11,913	$39,366	$24,996
% Revenue by Geography:
United States	63%	61%	59%	63%
Europe, Middle East and Africa	24%	20%	25%	21%
Rest of the World	13%	19%	16%	16%
Total Revenue by Sales Channel:
Direct	$5,649	$7,516	$21,003	$16,795
Indirect	$80,898	$55,794	$220,118	$143,301
% Revenue by Sales Channel:
Direct	7%	12%	9%	10%
Indirect	93%	88%	91%	90%

Quarter Ended September 30, 2008 Compared to the Quarter Ended September 30, 2007: Product revenue increased in the three months ended September 30, 2008 as compared to the three months ended September 30, 2007 due primarily to an increase in unit volume from increasing sales to existing customers and the addition of new customers. We believe the market for our products has grown due to increased market awareness of wide-area data services and distributed organizations, which increases dependence on timely access to data and applications.

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

In the three months ended September 30, 2008, we derived 93% of our revenue from indirect channels compared to 88% in the three months ended September 30, 2007. We expect indirect channel revenue to continue to be a significant portion of our revenue.

We generated 37% of our revenue in the three months ended September 30, 2008 from international locations, compared to 39% in the three months ended September 30, 2007. We continue to expand into international locations and introduce our products in new markets and expect international revenue to increase in dollar amount over time.

Nine Months Ended September 30, 2008 Compared to the Nine Months Ended September 30, 2007: Product revenue increased in the nine months ended September 30, 2008 due primarily to an increase in new customers and additional purchases by existing customers.

Support and services revenue increased in the nine months ended September 30, 2008 in line with the increase in product revenue and the renewal of support contracts for existing customers.

Cost of Revenue and Gross Margin

Cost of product revenue consists of the costs of appliance hardware, manufacturing, shipping and logistics costs and expenses for inventory obsolescence and warranty obligations. Cost of support and service revenue consists of salary and related costs of technical support and professional services personnel, spare parts and logistics services.

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2008	2007	2008	2007
Revenue:
Product	$65,238	$52,508	$185,574	$133,335
Support and services	21,309	10,802	55,547	26,761

Total revenue	86,547	63,310	241,121	160,096

Cost of revenue:
Cost of product	16,653	14,029	45,153	37,053
Cost of support and services	7,174	4,111	20,151	9,999

Total cost of revenue	23,827	18,140	65,304	47,052

Gross profit	$62,720	$45,170	$175,817	$113,044

Gross margin for product	74%	73%	76%	72%
Gross margin for support and services	66%	62%	64%	63%
Total gross margin	72%	71%	73%	71%

Quarter Ended September 30, 2008 Compared to the Quarter Ended September 30, 2007: The increase in cost of product revenue was due primarily to increased unit volume associated with higher revenue. Cost of product revenue in the three months ended September 30, 2008 also includes $3.3 million in provisions for inventory on hand in excess of forecasted demand. In the same period of the prior year, inventory obsolescence costs were $135,000. The increase in the provision for inventory is related to the write down of legacy inventory as we transition to the 50 series Steelhead appliances. Cost of support and services revenue increased as we added more technical support headcount domestically and abroad to support our growing customer base. Technical support and services headcount was 100 employees as of September 30, 2008 compared to 60 employees as of September 30, 2007.

Gross margins increased to 72% in the three months ended September 30, 2008 from 71% in the three months ended September 30, 2007. Gross margin for product increased primarily due to higher margins on product revenue as a result of lower unit product costs as well as favorable product mix. Gross margin for product in the three months ended September 30, 2008 was negatively affected by approximately 5% due to the inventory obsolescence costs. Gross margin for support and services increased as a result of revenues increasing at a higher rate than support and services costs. This increase was slightly offset by a decrease in support margins of approximately 1% as a result of stock-based compensation, which was $1.1 million in the three months ended September 30, 2008, compared to $806,000 in the three months ended September 30, 2007.

Nine Months Ended September 30, 2008 Compared to the Nine Months Ended September 30, 2007: The increase in the cost of product revenue was due primarily due to increased unit volume associated with higher revenue. Cost of product revenue in the nine months ended September 30, 2008 includes $4.8 million in provisions for inventory on hand in excess of forecasted demand. Inventory obsolescence costs in the nine months ended September 30, 2007 were $935,000. Cost of support and services revenue increased due to increased personnel related costs as a result of increased headcount.

Gross margins increased to 73% in the nine months ended September 30, 2008 from 71% in the nine months ended September 30, 2007 primarily due to higher margins on product revenue primarily as a result of lower unit product costs, partially offset by higher obsolescence costs. Gross margins for support and services increased to 64% as a result of revenues increasing at a higher rate than support and services costs. This increase was slightly offset by a decrease in support margins of approximately 3% as a result of stock-based compensation, which was $3.5 million in the nine months ended September 30, 2008, compared to $1.8 million in the nine months ended September 30, 2007.

Sales and Marketing Expenses

Sales and marketing expenses primarily include personnel costs, sales commissions, marketing programs and facilities costs.

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2008	2007	2008	2007
Sales and marketing expenses	$34,855	$25,139	$100,992	$63,035
Percent of total revenue	40%	40%	42%	39%

Quarter Ended September 30, 2008 Compared to the Quarter Ended September 30, 2007: The increase in sales and marketing expenses was primarily due to an increase in the number of sales and marketing employees, as sales and marketing headcount grew to 379 employees as of September 30, 2008 from 250 employees as of September 30, 2007. The increase in employees resulted in higher salary expense and employee related benefits. Additionally, commission expense increased in the three months ended September 30, 2008 as compared to the three months ended September 30, 2007 due to increased revenue and personnel. Salaries and related benefits, bonuses and commissions accounted for $6.4 million, marketing related activities accounted for $489,000, facilities and information technology expenses accounted for $561,000 and travel and entertainment expenses accounted for $512,000 of the $9.7 million increase in sales and marketing expenses. Stock-based compensation, which was $5.9 million in the three months ended September 30, 2008 compared to $4.5 million in the three months ended September 30, 2007, accounted for approximately $1.4 million of the increase in sales and marketing expenses.

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

Nine Months Ended September 30, 2008 Compared to the Nine Months Ended September 30, 2007: The increase in sales and marketing expenses was primarily due to an increase in the number of sales and marketing employees. The increase in employees resulted in higher salary expense and employee related benefits. Additionally, commission expense increased in the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007 due to the increase in revenue and additional personnel. Salaries and related benefits, bonuses and commissions accounted for $21.4 million, marketing related activities accounted for $2.2 million, facilities and information technology expenses accounted for $2.8 million, and travel and entertainment expenses accounted for $2.5 million of the $38.0 million increase in sales and marketing expenses. Stock-based compensation, which was $17.9 million in the nine months ended September 30, 2008 compared to $10.7 million in the nine months ended September 30, 2007, accounted for approximately $7.2 million of the increase in sales and marketing expenses.

Research and Development Expenses

Research and development expenses primarily consist of personnel costs and facilities costs. We expense research and development expenses as incurred.

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2008	2007	2008	2007
Research and development expenses	$14,582	$10,890	$43,278	$27,384
Percent of total revenue	17%	17%	18%	17%

Quarter Ended September 30, 2008 Compared to the Quarter Ended September 30, 2007: Research and development expenses increased in the three months ended September 30, 2008 compared to the three months ended September 30, 2007 due to an increase in personnel and facility-related costs as a result of research and development headcount increasing to 234 employees as of September 30, 2008 from 168 employees as of September 30, 2007. Salaries, bonuses and related benefits accounted for $1.9 million and facilities and related costs accounted for $344,000 of the $3.7 million increase in research and development expenses. Stock-based compensation, which was $3.4 million in the three months ended September 30, 2008 compared to $2.5 million in the three months ended September 30, 2007, accounted for $900,000 of the increase in research and development expenses. We plan to continue to invest in research and development as we develop new products and make further enhancements to existing models.

Nine Months Ended September 30, 2008 Compared to the Nine Months Ended September 30, 2007: Research and development expenses increased in the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 due to an increase in personnel and facility-related costs. Salaries, bonuses and related benefits accounted for $7.3 million and facilities and related costs accounted for $1.9 million of the $15.9 million increase in research and development expenses. Stock-based compensation, which was $9.9 million in the nine months ended September 30, 2008 compared to $6.0 million in the nine months ended September 30, 2007, accounted for $3.9 million of the increase in research and development expenses.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation for personnel and facilities costs related to our executive, finance, human resources, information technology and legal organizations, and fees for professional services. Professional services include legal, audit and information technology consulting costs.

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2008	2007	2008	2007
General and administrative expenses	$10,419	$7,177	$29,925	$16,814
Percent of total revenue	12%	11%	12%	11%

Quarter Ended September 30, 2008 Compared to the Quarter Ended September 30, 2007: The increase in general and administrative expenses for the three months ended September 30, 2008 compared to the three months ended September 30, 2007 is due to an increase in personnel costs, primarily as a result of headcount increasing to 95 employees as of September 30, 2008 from 69 employees as of September 30, 2007, and an increase in professional services fees. Salaries, bonuses and related benefits accounted for $629,000 and professional service fees accounted for approximately $1.6 million of the $3.2 million increase in general and administrative expenses. Professional service fees increased primarily due to increased intellectual property (IP) related legal fees associated with IP litigation. Legal fees associated with the IP litigation were $2.0 million in the quarter ended September 30, 2008. Legal fees are expected to decrease now that the IP litigation is resolved. Stock-based compensation, which was $2.5 million in the three months ended September 30, 2008 compared to $1.6 million in the three months ended September 30, 2007, accounted for approximately $948,000 of the increase in general and administrative expenses.

Nine Months Ended September 30, 2008 Compared to the Nine Months Ended September 30, 2007: The increase in general and administrative expenses for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 is due to an increase in personnel costs and professional services fees. Salaries, bonuses and related benefits accounted for $2.7 million and professional service fees accounted for approximately $5.4 million of the $13.1 million increase in general and administrative expenses. Professional service fees increased due to increased audit and tax advisory fees, information technology consulting fees and increased legal fees. Legal fees associated with IP litigation were $4.3 million in the nine months ended September 30, 2008. Stock-based compensation, which was $6.8 million in the nine months ended September 30, 2008 compared to $3.6 million in the nine months ended September 30, 2007, accounted for approximately $3.2 million of the increase in general and administrative expenses.

Other charges

On September 30, 2008, we entered into a mutual release and settlement agreement (the “Settlement Agreement”) with Quantum Corporation, (“Quantum”), whereby we agreed to jointly execute and file dismissals of patent infringement actions brought in the United States District Court for the Northern District of California. Pursuant to the terms of the Settlement Agreement, the Company will pay Quantum a lump sum of $11.0 million, and the parties entered into a perpetual covenant not to sue related to the patents in question and any patents related to data de-duplication as well as a three year covenant not to file any patent infringement lawsuits. In addition, the Company and Quantum released each other from any and all claims, demands, losses, liabilities and causes of action relating to any infringement of any patent based on acts occurring prior to the date of the Settlement Agreement. Based on the terms of the Settlement Agreement we recorded operating expense of $11.0 million in the third quarter of 2008.

Other Income, Net

Other income, net consists primarily of interest income, and foreign currency exchange losses.

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2008	2007	2008	2007
Interest income	$1,507	$2,866	$5,440	$7,293
Other	(220)	(112)	(381)	(265)

Total other income, net	$1,287	$2,754	$5,059	$7,028

Quarter Ended September 30, 2008 Compared to the Quarter Ended September 30, 2007: Other income, net, decreased in the three months ended September 30, 2008 due to decreased interest income on cash and marketable securities balances as a result of declining interest rates. Weighted average interest rates applicable to our cash and marketable securities balances decreased to 2.2% in the three months ended September 30, 2008 compared to 5.2% in the three months ended September 30, 2007.

Nine Months Ended September 30, 2008 Compared to the Nine Months Ended September 30, 2007: Other income, net, decreased in the nine months ended September 30, 2008 due to decreased interest income on cash and marketable securities balances as a result of declining interest rates. Weighted average interest rates applicable to our cash and marketable securities balances decreased to 2.8% in the nine months ended September 30, 2008 compared to 5.1% in the nine months ended September 30, 2007.

Provision for Income Taxes

The provision for income taxes for the three months ended September 30, 2008 and 2007 was $5.6 million and $2.0 million, respectively, and for the nine months ended September 30, 2008 and 2007 was $8.3 million and $2.9 million, respectively. Our income tax provision consists of federal, foreign, and state income taxes. Our effective tax rate was (81.4%) and 41.3% for the three months ended September 30, 2008 and 2007, respectively, and (193.0%) and 22.3% for the nine months ended September 30, 2008 and 2007, respectively.

Our effective tax rate differs from the federal statutory rate due to state taxes, significant permanent differences and the valuation allowance on our net deferred tax assets. Significant permanent differences arise from the portion of stock-based compensation expense that is not expected to generate a tax deduction, such as stock compensation expense on grants to foreign employees, our purchase plan and incentive stock options, offset by the actual tax benefits in the current periods from disqualifying dispositions of those shares. The valuation allowance on our net deferred tax assets relate to temporary difference between our taxable income in our financial statements and our expected taxable income on our tax returns. Significant temporary differences such as stock-based compensation related to unexercised non-qualified options and the litigation settlement generally do not receive a benefit in our tax provision due to the valuation allowance.

The entire tax effect of the litigation settlement, and the associated valuation allowance, was recorded in the tax provision for the three months ended September 30, 2008 and not included in our estimated annual effective tax rate. As a result, we recorded a significant current tax provision for both the three and nine months ended September 30, 2008 that was not offset by deferred tax benefits due to the valuation allowance. When compared to our pre-tax loss for the same period, this resulted in a negative effective tax rate.

Our tax provision in the three and nine months ended September 2007 benefited from federal and state net operating loss carryforwards and tax credit carryforwards.

We expect our effective tax rate in 2008 to fluctuate significantly on a quarterly basis. The effective tax rate could be affected by our stock-based compensation expense, by changes in the valuation of our deferred tax assets, changes in actual results versus our estimates, or by changes in tax laws, regulations, accounting principles, or interpretations thereof. In October of 2008, the federal research and development tax credit was reinstated. The impact of the credit on our effective tax rate will be reflected in the quarter ending December 31, 2008.

We record a valuation allowance to reduce our deferred tax assets to the amount we believe is more likely than not to be realized. In assessing the need for a valuation allowance, we have considered our historical levels of income and expectations of future taxable income. In determining future taxable income, we make assumptions to forecast federal, state and international operating income, the reversal of temporary differences, and the implementation of any feasible and prudent tax planning strategies. The assumptions require significant judgment regarding the forecasts of taxable income, and are consistent with our forecasts used to manage our business.

Because of the uncertainty of the realization of the deferred tax assets, we have recorded a valuation allowance against our deferred tax assets except for those items which we can forecast to reverse within a period that will allow us to recover income taxes that were previously paid. The effect of the expected reversal of these deferred tax assets is included in our estimated annual effective tax rate. Realization of our remaining deferred tax assets will be dependent primarily upon future U.S. taxable income.

In the future, we may conclude that it is more likely than not that our deferred tax assets will be realized based on expectations of taxable income and other factors. This would result in a reduction of the valuation allowance and a decrease to income tax expense for the period such determination is made.

Liquidity and Capital Resources

(in thousands)	As of September 30, 2008	As of December 31, 2007
Working capital	$250,475	$241,135
Cash and cash equivalents	$117,324	$162,979
Marketable securities	$164,180	$83,103

	Nine months ended September 30,
(in thousands)	2008	2007
Cash provided by operating activities	$62,399	$35,125
Cash used in investing activities	$(93,439)	$(65,959)
Cash provided by (used in) financing activities	$(14,446)	$94,775

Cash and Cash Equivalents

Cash and cash equivalents consist of money market mutual funds, government sponsored enterprise obligations, treasury bills, commercial paper and other money market securities with remaining maturities at date of purchase of 90 days or less.

Marketable securities consist of government sponsored enterprise obligations, treasury bills and corporate bonds and notes. As of March 31, 2008, the fair value of marketable securities is determined in accordance with SFAS No. 157, which defines the fair value as the exit price in the principal market in which we would transact. The fair value of our marketable securities has not materially fluctuated from historical cost. The accumulated unrealized losses on marketable securities recognized in accumulated other comprehensive income (loss) in our stockholders’ equity is approximately $211,000. The recent volatility in the credit markets has increased the risk of material fluctuations in the fair value of marketable securities.

Cash and cash equivalents, and marketable securities increased by $35.4 million to $281.5 million in the nine month period ended September 30, 2008.

Pursuant to certain lease agreements and as security for our merchant services agreement with our financial institution, we are required to maintain cash reserves, classified as restricted cash. Current restricted cash totaled $55,000 at September 30, 2008 and $142,000 at December 31, 2007, and long-term restricted cash totaled $3.5 million at September 30, 2008 and December 31, 2007. Long-term restricted cash is included in other assets in the condensed consolidated balance sheets and consists primarily of funds held as collateral for letters of credit for the security deposit on the leases of our corporate headquarters and is restricted until the end of the lease terms on August 30, 2010 and July 31, 2014.

Since the fourth quarter of 2004, we have expanded our operations internationally. Our sales contracts are principally denominated in United States dollars and therefore changes in foreign exchange rates have not affected our cash flows from operations. As we fund our international operations, our cash and cash equivalents are affected by changes in exchange rates. To date, the foreign currency effect on our cash and cash equivalents has not been material.

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

Cash provided by operating activities was $62.4 million in the nine months ended September 30, 2008 compared to $35.1 million in the nine months ended September 30, 2007 primarily due to increased profitability after excluding the effects of non-cash stock-based compensation expense and lower accounts receivable balances due to increased collections.

Cash Flows from Investing Activities

Cash flows used in investing activities primarily relate to investments in marketable securities and capital expenditures to support our growth.

Cash used in investing activities increased in the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 primarily due to additional purchases of marketable securities and additional capital expenditures.

Cash Flows from Financing Activities

Cash flows from financing activities in the nine months ended September 30, 2008 consisted of repurchases of common stock and proceeds and tax benefits received from the exercise of stock options and stock purchases under our Purchase Plan.

On April 21, 2008, our Board of Directors authorized a Share Repurchase Program, which authorizes us to repurchase up to $100 million of our outstanding common stock during a period not to exceed 24 months from the Board authorization date. The Program does not require us to purchase a minimum number of shares, and may be suspended, modified or discontinued at any time. During the third quarter of 2008, we repurchased 753,856 shares of common stock under this Program for an aggregate purchase price of approximately $12.5 million, or an average of $16.59 per share. The timing and amounts of these repurchases were based on market conditions and other factors including price, regulatory requirements and capital availability. The share repurchases were financed by available cash balances and cash from operations.

We believe that our net proceeds from operations, together with our cash balance at September 30, 2008, will be sufficient to fund our projected operating requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of expansion into new territories, the timing of introductions of new products and enhancements to existing products, and the continuing market acceptance of our products. We may enter into arrangements for potential investments in, or acquisitions of, complementary businesses, services or technologies, which also could require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Contractual Obligations

The following is a summary of our contractual obligations as of September 30, 2008:

	Total	Remaining three months of 2008	2009	2010	2011	2012 and beyond
	(in thousands)
Contractual Obligations
Operating leases	$27,848	$1,096	$5,008	$4,757	$5,296	$11,691
Purchase obligations (1)	$13,428	12,988	413	27	—	—

Total contractual obligations	$41,276	$14,084	$5,421	$4,784	$5,296	$11,691

(1)	Represents amounts associated with agreements that are enforceable, legally binding and specify terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of payment. Obligations under contracts that we can cancel without a significant penalty are not included in the table above.

Off-Balance Sheet Arrangements

At September 30, 2008 and December 31, 2007, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes, nor did we have any undisclosed material transactions or commitments involving related persons or entities.

Other

At September 30, 2008 and December 31, 2007, we did not have commercial commitments under lines of credit, standby repurchase obligations or other such debt arrangements.

Recent Accounting Pronouncements

See Note 13 of “Notes to Consolidated Financial Statements” for recent accounting pronouncements that could have an effect on us.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Risk

Our sales contracts are principally denominated in United States dollars and therefore our revenue and receivables are not subject to significant foreign currency risk. We do incur certain operating expenses in currencies other than the U.S. dollar and therefore are subject to volatility in cash flows due to fluctuations in foreign currency exchange rates, particularly changes in the British pound, Euro, Australian dollar and Singapore dollar. To date, we have not entered into any hedging contracts since exchange rate fluctuations have had minimal impact on our operating results and cash flows. We sell predominantly in U.S. dollars, and the recent increase in value of the U.S. dollar relative to most other major currencies may negatively affect our sales as any foreign currency devaluation against the U.S. dollar would increase the real cost of our products to our customers and partners in foreign markets where we sell in U.S. dollars. In addition, sales would be negatively affected if we chose to more heavily discount our product price in foreign markets to maintain competitive pricing.

Interest Rate Sensitivity

We had unrestricted cash and cash equivalents totaling $117.3 million and $163.0 million at September 30, 2008 and December 31, 2007, respectively. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Cash and cash equivalents include highly liquid investments with a maturity of ninety days or less at the time of purchase. Cash equivalents consist primarily of money market mutual funds, government sponsored enterprise obligations, treasury bills, and other money market securities. Due to the high investment quality and short duration of these investments, we do not believe that we have any material exposure to changes in the fair market value as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income. The recent volatility in the credit markets has caused a macro shift in investments into highly liquid short term investments such as U.S. Treasury bills. This has caused a significant decline in short term interest rates, which we expect will reduce future investment income. In addition, the volatility in the credit markets increases the risk of write-downs of investments to fair market value.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008, the end of the period covered by this report on Form 10-Q. This controls evaluation was done under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, such as this report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed such that information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Based upon the controls evaluation, our CEO and CFO have concluded that as of September 30, 2008, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission and to ensure that material information relating to us and our consolidated subsidiaries is made known to management, including the CEO and CFO.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the third quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting means a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

On September 30, 2008, we entered into a Mutual Release and Settlement Agreement (the “Settlement Agreement”) with Quantum Corporation, a Delaware corporation (“Quantum”), and certain affiliates of Quantum. Pursuant to the Settlement Agreement, we and Quantum have jointly executed and filed dismissals of patent infringement actions brought in the United States District Court for the Northern District of California involving United States Patent Nos. 7,116,249; 5,990,810; and 6,622,164 (collectively, the “Litigation Patents,” and such actions being hereinafter referred to as the “Patent Infringement Actions”).

Pursuant to the terms of the Settlement Agreement, we paid Quantum a lump sum of $11.0 million, and the parties, on behalf of themselves and their affiliates, entered into a perpetual covenant not to sue (the “Perpetual Covenant”) the other parties, any of their respective affiliates, or, subject to certain qualifications, any of their respective resellers, customers, OEM partners or suppliers (i) alleging infringement of any patents relating to data de-duplication that a party or any of its affiliates currently owns, has the right to enforce or will acquire or have the right to enforce within five (5) years following the date of the Settlement Agreement, including the Litigation Patents (collectively, the “Subject Patents”), or (ii) challenging the validity or enforceability of any Subject Patent.

In addition to the Perpetual Covenant, the parties to the Settlement Agreement agreed, on behalf of themselves and their affiliates, for a period of three (3) years, not to file any patent infringement lawsuits against any other party to the Settlement Agreement, their affiliates, or, subject to certain qualifications, any of their respective resellers, customers, OEM partners or suppliers. In addition, we and Quantum released each other from any and all claims, demands, losses, liabilities and causes of action relating to the Patent Infringement Actions or any infringement of any patent based on acts occurring prior to the date of the Settlement Agreement.

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

Our quarterly and annual operating results have varied significantly in the past and could vary significantly in the future, which makes it difficult for us to predict our future operating results. Our operating results may fluctuate due to a variety of factors, many of which are outside of our control, including the changing and recently volatile U.S. and global economic environment, and any of which may cause our stock price to fluctuate. As a result, comparing our operating results on a period-to-period basis may not be meaningful. You should not rely on our past results as an indication of our future performance. In addition, revenues in any quarter are largely dependent on customer contracts entered into during that quarter. Moreover, a significant portion of our quarterly sales typically occurs during the last month of the quarter, which we believe reflects customer buying patterns of products similar to ours and other products in the technology industry generally. As a result, our quarterly operating results are difficult to predict even in the near term and a delay in an anticipated sale past the end of a particular quarter may negatively impact our results of operations for that quarter, or in some cases, that year. A delay in the recognition of revenue, even from just one account, may have a significant negative impact on our results of operations for a given period. If our revenue or operating results fall below the expectations of investors or securities analysts or below any guidance we may provide to the market, as occurred in the quarter ended March 31, 2008, the price of our common stock could decline substantially. Such a stock price decline could occur, and has occurred in the past, even when we have met our publicly stated revenue and/or earnings guidance.

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

•	the sale of our products in the timeframes we anticipate, including the number and size of orders, and the product mix within any such orders, in each quarter;

•	our ability to develop, introduce and ship in a timely manner new products and product enhancements that meet customer requirements;

•	the timing and execution of product transitions or new product introductions, including any related or resulting inventory costs;

•	the timing of product releases or upgrades by us or by our competitors;

•	any significant changes in the competitive dynamics of our markets, including new entrants or substantial discounting of products;

•	our ability to control costs, including our operating expenses and the costs of the components we purchase;

•	any spending charges in response to changes in the marketplace or perceived marketplace opportunities;

•	our ability to derive benefits from our investments in sales, marketing, engineering or other activities;

•

our ability to successfully work with partners on combined solutions. For example, where our product features the Riverbed Services Platform (RSP), we are required to work closely with our partners in product validation, marketing, selling and support;

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

Competitive products may in the future have better performance, more and/or better features, lower prices and broader acceptance than our products. Many of our current or potential competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, sales, marketing and other resources than we do. Potential customers may prefer to purchase from their existing suppliers rather than a new supplier regardless of product performance or features. Currently, we face competition from a number of established companies, including Cisco Systems, Juniper Networks, Blue Coat Systems, F5 Networks and Citrix Systems. We also face competition from a large number of smaller private companies and new market entrants.

We expect increased competition from our current competitors as well as other established and emerging companies if our market continues to develop and expand. For example, third parties currently selling our products could market products and services that compete with our products and services. In addition, some of our competitors have made acquisitions or entered into partnerships or other strategic relationships with one another to offer a more comprehensive solution than they individually had offered. We expect this trend to continue as companies attempt to strengthen or maintain their market positions in an evolving industry and as companies enter into partnerships or are acquired. Many of the companies driving this consolidation trend have significantly greater financial, technical and other resources than we do and are better positioned to acquire and offer complementary products and technologies. The companies resulting from these possible consolidations may create more compelling product offerings and be able to offer greater pricing flexibility, making it more difficult for us to compete effectively, including on the basis of price, sales and marketing programs, technology or product functionality. Continued industry consolidation may adversely impact customers’ perceptions of the viability of smaller and even medium-sized technology companies and consequently customers’ willingness to purchase from such companies. These pressures could materially adversely affect our business, operating results and financial condition.

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

Continued adverse economic conditions or reduced information technology spending may harm our business. In addition, the recent turmoil in credit markets increases our exposure to our customers’ and partners’ credit risk, which could result in reduced revenue.

Our business depends on the overall demand for information technology, and in particular for Wide-area Data Services, and on the economic health and general willingness of our current and prospective customers to make capital commitments. If the conditions in the U.S. and global economic environment remain uncertain or continue to be volatile, or if they deteriorate further, our business, operating results, and financial condition may be materially adversely affected. In addition, the market we serve is emerging and the purchase of our products involves material changes to established purchasing patterns and policies. The purchase of our products is often discretionary and may involve a significant commitment of capital and other resources. In addition, our operating expenses are largely based on anticipated revenue trends and a high percentage of our expenses are, and will continue to be, fixed in the short-term. Uncertainty about future economic conditions makes it difficult to forecast operating results and to make decisions about future investments. Weak or volatile economic conditions, or a reduction in information technology spending even if economic conditions improve, would likely harm our business and operating results in a number of ways, including longer sales cycles, lower prices for our products and services and reduced unit sales. In addition, the increase in worldwide commodity prices in 2008 has resulted, and any future increase may result, in higher component prices and increased shipping costs, both of which may negatively impact our financial results.

Many of our customers and channel partners finance their purchases of our products. Any freeze, or reduced liquidity, in the credit markets, such as we have recently experienced, may result in customers or channel partners either delaying or entirely foregoing planned purchases of our products as they are unable to obtain the required financing. This would result in reduced revenues, and our business, operating results and financial condition would be harmed. In addition, these customers’ and partners’ ability to pay for products already purchased may be adversely affected by the credit market turmoil or an associated downturn in their own business, which in turn could harm our business, operating results and financial condition.

We compete in rapidly evolving markets and have a limited operating history, which make it difficult to predict our future operating results.

We were incorporated in May 2002 and shipped our first Steelhead appliance in May 2004. We have a limited operating history and offer a focused line of products in an industry characterized by rapid technological change. It is very difficult to forecast our future operating results. You should consider and evaluate our prospects in light of the risks and uncertainty frequently encountered by companies in rapidly evolving markets characterized by rapid technological change, changing customer needs, increasing competition, evolving industry standards and frequent introductions of new products and services. As we encounter rapidly changing customer requirements and increasing competitive pressures, we likely will be required to reposition our product and service offerings and introduce new products and services. We may not be successful in doing so in a timely and appropriately responsive manner, or at all. Furthermore, many of our target customers have not purchased products similar to ours and might not have a specific budget for the purchase of our products and services. All of these factors make it difficult to predict our future operating results.

We rely heavily on indirect distribution partners to sell our products. Disruptions to, or our failure to effectively develop and manage, our distribution channels and the processes and procedures that support them could harm our business.

Our future success is highly dependent upon establishing and maintaining successful relationships with a variety of indirect distribution partners, including value-added resellers and service providers. A substantial majority of our revenue is derived through indirect channel sales and we expect indirect channel sales to continue to account for a substantial majority of our total revenue. Accordingly, our revenue depends in large part on the effective performance of these channel partners, and the loss of or reduction in sales to our channel partners could materially reduce our revenues. By relying on indirect channels, we may have little or no contact with the ultimate users of our products, thereby making it more difficult for us to establish brand awareness, ensure proper delivery and installation of our products, service ongoing customer requirements and respond to evolving customer needs. In addition, we recognize a large portion of our revenue based on a sell-through model using information regarding the end user customers that is provided by our channel partners. If those channel partners provide us with inaccurate or untimely information, the amount or timing of our revenues could be adversely impacted.

Recruiting and retaining qualified channel partners and training them in our technology and product offerings requires significant time and resources. In order to develop and expand our distribution channel, we must continue to scale and improve our processes and procedures that support our distribution channel, including investment in systems and training, and those processes and procedures may become increasingly complex and difficult to manage. We have no minimum purchase commitments with any of our value-added resellers or other indirect distributors, and our contracts with these channel partners do not prohibit them from offering products or services that compete with ours. Our competitors may be effective in providing incentives to existing and potential channel partners to favor their products, to choose not to partner with us, or to prevent or reduce sales of our products. Our channel partners may choose not to offer our products exclusively or at all. If we fail to maintain successful relationships with our channel partners, fail to develop new relationships with channel partners in new markets or expand the number of channel partners in existing markets, fail to manage, train or motivate existing channel partners effectively or if these channel partners are not successful in their sales efforts, sales of our products may decrease and our business, operating results and financial condition would be materially adversely affected.

We expect our gross margins to vary over time and our recent level of product gross margin may not be sustainable. In addition, our product gross margins may continue to be adversely affected by our recent and future introductions of new products.

Our product gross margins vary from quarter to quarter and the recent level of gross margins may not be sustainable and may be adversely affected in the future by numerous factors, including but not limited to product or sales channel mix shifts, increased price competition, increases in material or labor costs, excess product component or obsolescence charges from our contract manufacturers, write-downs for obsolete or excess inventory, increased costs due to changes in component pricing or charges incurred due to component holding periods if our forecasts do not accurately anticipate product demand, warranty related issues, or our introduction of new products or new product platforms or entry into new markets with different pricing and cost structures.

We recently introduced our 50 series of Steelhead appliances. The introduction of, and planned transition to, a new product line requires us to forecast customer demand for both legacy and new product lines for a period of time, and to maintain adequate inventory levels to support the sales forecasts for both product lines. If new product line sales exceed our sales forecast, we could possibly experience stock shortages, which would negatively affect our revenues. If legacy product line sales fall short of our sales forecast, we could have excess inventory. In the second and third fiscal quarters of 2008, we recognized approximately $1.1 million and $3.3 million, respectively, in excess and obsolete inventory charges related to the new product line introduction. Our inventory level increased in our third fiscal quarter as we balanced the forecast demand for both product lines. If future sales between our legacy and any new product lines differ from our forecasts, and this results in an excess of legacy products, then additional inventory charges may be required. In addition, if future overall sales are less than forecasted, then additional inventory charges may be required. Any inventory charges would negatively impact our product gross margins.

We rely on third parties to perform shipping and other logistics functions on our behalf. A failure or disruption at a logistics partner would harm our business.

Currently, we use third-party logistics partners to perform storage, packaging, shipment and handling for us, including a logistics service provider that began shipping European orders in the second quarter. Although the logistics services required by us may be readily available from a number of providers, it is time consuming and costly to qualify and implement these relationships. If one or more of our logistics partners suffers an interruption in its business, or experiences delays, disruptions or quality control problems in its operations, or we choose to change or add additional logistics partners, our ability to ship products to our customers would be delayed and our business, operating results and financial condition would be adversely affected.

We are susceptible to shortages or price fluctuations in our supply chain. Any shortages or price fluctuations in components used in our products could delay shipment of our products or increase our costs and harm our operating results.

Our increase in the use of Riverbed-designed content in our hardware platforms has increased our susceptibility to scarcity or delivery delays for custom components within our systems. Shortages in components that we use in our products are possible and our and our suppliers’ ability to predict the availability of such components may be limited. Some of these components are available only from limited sources of supply. The unavailability of any of these components would prevent us from shipping products because each of these components is necessary to the proper functioning of our appliances. In addition, the lead times associated with certain components are lengthy and preclude rapid changes in quantity requirements and delivery schedules.

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

If we fail to accurately predict our manufacturing requirements, we could incur additional costs or experience manufacturing delays, which would harm our business. We are dependent on contract manufacturers, and changes to those relationships, expected or unexpected, may result in delays or disruptions that could harm our business.

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

We depend on our ability to protect our proprietary technology. We rely on trade secret, patent, copyright and trademark laws and confidentiality agreements with employees and third parties, all of which offer only limited protection. Despite our efforts, the steps we have taken to protect our proprietary rights may not be adequate to preclude misappropriation of our proprietary information or infringement of our intellectual property rights, and our ability to police such misappropriation or infringement is uncertain, particularly in countries outside of the United States. Further, with respect to patent rights, we do not know whether any of our pending patent applications will result in the issuance of patents or whether the examination process will require us to narrow our claims, and even if patents are issued, they may be contested, circumvented or invalidated over the course of our business. The invalidation of any of our key patents could benefit our competitors by allowing them to more easily design products similar to ours. Moreover, the rights granted under any issued patents may not provide us with proprietary protection or competitive advantages, and competitors may in any event be able to develop similar or superior technologies to our own now or in the future. Protecting against the unauthorized use of our products, trademarks and other proprietary rights is expensive, difficult and, in some cases, impossible. Litigation has been necessary in the past and may be necessary in the future to enforce or defend our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. For example, we recently settled a patent infringement lawsuit with Quantum Corporation where both we and Quantum asserted that the other party infringed a patent or patents. Intellectual property litigation has resulted and may in the future result in substantial costs and diversion of management resources, and may in the future harm our business, operating results and financial condition. Furthermore, many of our current and potential competitors have the ability to dedicate substantially greater resources to enforce their intellectual property rights than we do. Accordingly, despite our efforts, we may not be able to prevent third parties from infringing upon or misappropriating our intellectual property.

Claims by others that we infringe their proprietary technology could harm our business.

Our industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patent and other intellectual property rights. In the ordinary course of our business, we are involved in disputes and licensing discussions with others regarding their claimed proprietary rights and we cannot assure you that we will always successfully defend ourselves against such claims. Third parties have claimed and may in the future claim that our products or technology infringe their proprietary rights. For example, we recently settled a patent infringement lawsuit with Quantum Corporation. We expect that infringement claims may increase as the number of products and competitors in our market increases and overlaps occur. In addition, as we have gained greater visibility and market exposure as a public company, we face a higher risk of being the subject of intellectual property infringement claims. Any claim of infringement by a third party, even those without merit, could cause us to incur substantial legal costs defending against the claim, and could distract our management from our business. Furthermore, we could be subject to a judgment or voluntarily enter into a settlement, either of which could require us to pay substantial damages. A judgment or settlement could also include an injunction or other court order that could prevent us from offering our products. In addition, we might elect or be required to seek a license for the use of third-party intellectual property, which may not be available on commercially reasonable terms or at all, or if available, the payments under such license may harm our operating results and financial condition. Alternatively, we may be required to develop non-infringing technology, which could require significant effort and expense and may ultimately not be successful. Any of these events could seriously harm our business, operating results and financial condition. Third parties may also assert infringement claims against our customers and channel partners. Any of these claims would require us to initiate or defend potentially protracted and costly litigation on their behalf, regardless of the merits of these claims, because we generally indemnify our customers and channel partners from claims of infringement of proprietary rights of third parties. If any of these claims succeed, or if we voluntarily enter into a settlement, we may be forced to pay damages on behalf of our customers or channel partners, which could have a material adverse effect on our business, operating results and financial condition.

Our sales cycles can be long and unpredictable, and our sales efforts require considerable time and expense. As a result, our revenue is difficult to predict and may vary substantially from quarter to quarter.

The timing of our revenue is difficult to predict. Our sales efforts involve educating our customers about the use and benefit of our products, including their technical capabilities and potential cost savings to an organization. Customers typically undertake a significant evaluation process that has in the past resulted in a lengthy sales cycle, in some cases over twelve months. Also, as our channel model distribution strategy evolves, utilizing value-added resellers, distributors, systems integrators and service providers, the level of variability in the length of sales cycle across transactions may increase and make it more difficult to predict the timing of many of our sales transactions. We spend substantial time, effort and money in our sales efforts without any assurance that our efforts will produce any sales. In addition, product purchases are frequently subject to budget constraints, multiple approvals, and unplanned administrative, processing and other delays. Beginning earlier in 2008, product purchases have been delayed by the volatile U.S. and global economic environment, which has introduced additional risk into our ability to accurately forecast sales in a particular quarter. If sales expected from a specific customer for a particular quarter are not realized in that quarter or at all, revenue will be harmed and we may miss our stated guidance for that period.

Our international sales and operations subject us to additional risks that may harm our operating results.

In the year ended December 31, 2007, and in the nine months ended September 30, 2008, we derived approximately 37% and 41%, respectively, of our revenue from customers outside the United States. We have personnel in numerous countries worldwide. We expect to continue to add personnel in additional countries. Our international sales and operations subject us to a variety of risks, including:

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

Recently, certain foreign currencies have experienced rapid fluctuations in value against the U.S. dollar. Any foreign currency devaluation against the U.S. dollar would increase the real cost of our products to our customers and partners in foreign markets where we sell in U.S. dollars, which may result in delayed or cancelled purchases of our products and as a result adversely impact our revenues. In addition, this increase in cost increases the risk to us that we will be unable to collect amounts owed to us by such customers or partners, which in turn would impact our revenues and could materially adversely impact our business and financial results. Any devaluation may also lead us to more aggressively discount our prices in foreign markets in order to maintain competitive pricing, which would negatively impact our revenues and gross margins.

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

We are investing in engineering, sales, marketing, services and infrastructure, and these investments may achieve delayed or lower than expected benefits, which could harm our operating results.

We intend to continue to add personnel and other resources to our engineering, sales, marketing, services and infrastructure functions as we focus on developing new technologies, growing our market segment, capitalizing on existing or new market opportunities, increasing our market share, and enabling our business operations to meet anticipated demand. We are likely to recognize the costs associated with these investments earlier than some of the anticipated benefits, and the return on these investments may be lower, or may develop more slowly, than we expect. If we do not achieve the benefits anticipated from these investments, or if the achievement of these benefits is delayed, our operating results may be adversely affected.

If we lose key personnel or are unable to attract and retain personnel on a cost-effective basis, our business would be harmed.

Our success is substantially dependent upon the performance of our senior management and key technical and sales personnel. Our management and employees can terminate their employment at any time, and the loss of the services of one or more of our executive officers or other key employees could harm our business. Our success also is substantially dependent upon our ability to attract additional personnel for all areas of our organization, particularly in our sales, research and development and customer service departments. Competition for qualified personnel is intense, and we may not be successful in attracting and retaining such personnel on a timely basis, on competitive terms, or at all. Additionally, fluctuations or a sustained decrease in the price of our stock could affect our ability to attract and retain key personnel. If we are unable to attract and retain the necessary technical, sales and other personnel on a cost-effective basis, our business, operating results and financial condition would be adversely affected.

We may not generate positive returns on our research and development investments.

Developing our products is expensive, and the investment in product development may involve a long payback cycle or may not generate additional revenue at all. In the nine months ended September 30, 2008, our research and development expenses were $43.3 million, or approximately 18% of our total revenue. Our future plans include significant investments in research and development and related product opportunities. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. These investments may take several years to generate positive returns, if ever.

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

Organizations are increasingly concerned with the security of their data, and to the extent they elect to encrypt data being transmitted from the point of the end user in a format that we’re not able to decrypt, rather than only across the WAN, our products will become less effective.

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

Other providers of network infrastructure products are offering or announcing functionality aimed at addressing the problems addressed by our products. For example, Cisco Systems incorporates WAN optimization functionality into certain of its router blades. The inclusion of, or the announcement of intent to include, functionality perceived to be similar to that offered by our products in products that are already generally accepted as necessary components of network architecture or in products that are sold by more established vendors may have an adverse effect on our ability to market and sell our products. Furthermore, even if the functionality offered by other network infrastructure providers is more limited than our products, a significant number of customers may elect to accept such limited functionality in lieu of adding appliances from an additional vendor. Many organizations have invested substantial personnel and financial resources to design and operate their networks and have established deep relationships with other providers of network infrastructure products, which may make them reluctant to add new components to their networks, particularly from new vendors. In addition, an organization’s existing vendors or new vendors with a broad product offering may be able to offer concessions that we are not able to match because we currently offer a focused line of products and have fewer resources than many of our competitors. If organizations are reluctant to add network infrastructure products from new vendors or otherwise decide to work with their existing vendors, our business, operating results and financial condition will be adversely affected.

Our products are highly technical and may contain undetected software or hardware errors, which could cause harm to our reputation and our business.

Our products, including software product upgrades and releases, are highly technical and complex and, when deployed, are critical to the operation of many networks. Our products have contained and may contain undetected errors, defects or security vulnerabilities. In particular, new products and product platforms may be subject to increased risk of hardware issues. Some errors in our products may only be discovered after a product has been installed and used by customers. Some of these errors may be attributable to third-party technologies incorporated into our products, which makes us dependent upon the cooperation and expertise of such third parties for the diagnosis and correction of such errors. The diagnosis and correction of third-party technology errors is particularly difficult where our product features the Riverbed Services Platform (RSP), because it is not always immediately clear whether a particular error is attributable to a technology incorporated into our product or to the third-party RSP software deployed on our product. In addition, our RSP solutions, because they involve a third party, are more complex, and the solutions may lead to new technical errors that may prove difficult to diagnose and support. Any delay or mistake in the initial diagnosis of an error will result in a delay in the formulation of an effective action plan to correct such error. Any errors, defects or security vulnerabilities discovered in our products after commercial release could result in loss of revenue or delay in revenue recognition, loss of customers and increased service and warranty cost, any of which could harm our reputation, business, operating results and financial condition. Any such errors, defects or security vulnerabilities could also adversely affect the market’s perception of our products and business. In addition, we could face claims for product liability, tort or breach of warranty, including claims relating to changes to our products made by our channel partners. Our contracts with customers contain provisions relating to warranty disclaimers and liability limitations, which may not be upheld. Defending a lawsuit, regardless of its merit, is costly and may divert management’s attention and harm the market’s perception of us and our products. In addition, if our business liability insurance coverage proves inadequate or future coverage is unavailable on acceptable terms or at all, our business, operating results and financial condition could be adversely impacted.

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

The trading prices of the securities of technology companies have been highly volatile. Further, our common stock has a limited trading history. Since our initial public offering in September 2006 through September 30, 2008, our stock price has fluctuated from a low of $10.40 to a high of $52.81. Factors that could affect the trading price of our common stock include, but are not limited to:

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

As of September 30, 2008, our directors and executive officers and their affiliates beneficially owned, in the aggregate, approximately 20.3% of our outstanding common stock. As a result, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit your ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

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

The following table summarizes the stock repurchase activity for the three months ended September 30, 2008 and the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (2)
July 1, 2008 – July 31, 2008	70,700	$16.09	70,700	$86,395,000
August 1, 2008 – August 31, 2008	471,256	16.89	471,256	78,434,000
September 1, 2008 – September 30, 2008	211,900	16.09	211,900	75,023,000

Total	753,856	$16.59	753,856	$75,023,000

(1)	On April 21, 2008, our Board of Directors authorized a Share Repurchase Program, which authorizes us to repurchase up to $100 million of our outstanding common stock during a period not to exceed 24 months from the Board authorization date.

(2)	During the third quarter of 2008, we repurchased 753,856 shares of common stock under this Program for an aggregate purchase price of approximately $12.5 million, or an average of $16.59 per share. These shares were purchased in open market transactions. The timing and amounts of these purchases were based on market conditions and other factors including price, regulatory requirements and capital availability. The share repurchases were financed by available cash balances and cash from operations.

Item 6.	Exhibits

Exhibit No.	Description

3.2	Restated Certificate of Incorporation. (1)

3.4	Amended and Restated Bylaws. (1)

4.2	Form of Common Stock Certificate. (1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Dated: October 30, 2008

RIVERBED TECHNOLOGY, INC.

By:	/s/ Jerry M. Kennelly
Jerry M. Kennelly
President and Chief Executive Officer

Dated: October 30, 2008

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