Form 10-K
period 2008-12-31
Riverbed Technology, Inc.
filed 2009-02-23
CIK 1357326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2008, the last business day of our most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates was $664,900,067 based on the number of shares held by non-affiliates of the registrant as of June 30, 2008, and based on the reported last sale price of common stock on June 30, 2008. This calculation does not reflect a determination that persons are affiliates for any other purposes.

Number of shares of common stock outstanding as of February 3, 2009: 69,146,553.

Documents Incorporated by Reference: Portions of the registrant’s proxy statement relating to its 2009 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

RIVERBED TECHNOLOGY, INC.

YEAR ENDED DECEMBER 31, 2008

ANNUAL REPORT ON FORM 10-K

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

A common misconception is that increasing or optimizing bandwidth alone can adequately reduce the inefficiencies and performance problems inherent in wide-area distributed computing. Increasing or optimizing bandwidth may allow an organization to increase the amount of data that can traverse a WAN at a given point in time. However, application performance problems resulting from the distance between locations across a WAN and resulting from network and application protocol inefficiencies are not addressed by increasing or optimizing bandwidth alone. Inadequate bandwidth is only one of three inter-related causes of these performance problems. We believe that these problems can best be solved by simultaneously addressing all three inter-related root causes: software application protocol inefficiencies, transport network protocol inefficiencies and insufficient or unavailable bandwidth.

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

We were founded in May 2002. Prior to the first commercial shipments of our products in May 2004, our activities were primarily focused on research and development of a comprehensive WAN optimization solution for organizations relying on wide-area distributed computing, development of a customer and partner support program to support our product offerings and the hiring of the personnel needed to sell, market and support our products and services. Since that time, our products have been sold to more than 5,500 customers worldwide, from large global organizations with hundreds or thousands of locations to smaller organizations. We sell our products and support directly through our sales force and indirectly through distribution partners, including value-added distributors, value-added resellers (VARs), Systems Integrators and Service Providers. We operate internationally primarily through a number of wholly owned subsidiaries that are designed primarily to support our sales, marketing and support activities outside the U.S.

We have achieved broad industry recognition for our innovative technology. For five consecutive years, InfoWorld has named Riverbed Steelhead appliances as a Product of the Year. For the last two years (2006-2007) and since the inception of the report, Gartner has positioned Riverbed in the Leaders’ Quadrant in the “WAN Optimization Controller (WOC) Magic Quadrant,” which positions vendors in one of four quadrants based on the companies’ vision and ability to execute on that vision. In December 2008, Riverbed Steelhead appliances were ranked #2 in the 10 most influential Biztech products of 2008 by ZDNet. Riverbed’s WAN optimization solutions have received industry recognition from Forrester Research, IDC, NetworkWorld, The Wall Street Journal, eWeek, Storage Magazine, Network Computing and Byte & Switch, among others.

In February 2009, we acquired Mazu Networks, Inc. (“Mazu”), for approximately $25.0 million in cash, with an additional possible payment of up to $22.0 million in cash to be made based on achievement of certain bookings targets in a defined twelve-month period following the closing. Mazu helps organizations manage, secure and optimize the availability and performance of global applications. The acquisition allows us to meet enterprise and service provider customer demands by extending our suite of WAN optimization products to include global application performance, reporting and analytics.

Industry Background

We believe there are over four million remote offices of U.S. based companies alone. We also believe millions of remote computing locations exist for companies based outside the U.S. Many of these locations represent potential sites for our products.

The WAN optimization market provides global access to data and applications across WANs with local area network (LAN)-like performance. The WAN optimization market is large and growing. The key drivers of demand in this market are the increasingly geographically distributed nature of organizations and employees, the increasing desirability of consolidation of IT resources to achieve compelling cost, management and data protection benefits, and the growing business dependence on application performance and real-time access to data.

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

Deployment of Point Products

Our competitors have designed products that fail to address all of the root causes of wide-area distributed computing problems for a broad range of applications. Such products, which we refer to as point products, include most WAN optimization products, which typically offer some combination of compression, TCP optimization and quality-of-service functions, and can result in a reduction of network congestion and more efficient utilization of bandwidth. However, such WAN optimization products typically do not address application chattiness as comprehensively as we do and many do not provide for continued access to remote files during WAN failures.

In addition to their limited application, these point products often involve deployment and operational complexities that cause network disruption, inefficiency, and difficulties scaling to large numbers of locations. They may often require server or client re-configuration, or complex pre-installation configuration that demands significant amounts of time from IT personnel.

Over time, point product vendors have attempted to incorporate additional functionality to solve for their limitations. These amalgamations of legacy approaches with additional layers of features often suffer from the same underlying issues as their legacy underpinnings: insufficient performance improvement over a broad spectrum of data networking traffic, scaling difficulties, and deployment and operational complexity.

Need for a Comprehensive Solution

Alternative approaches have failed to comprehensively address all of the root causes of wide-area distributed computing problems for a broad range of applications, and offer only limited performance enhancement. Some vendors have attempted to combine capabilities of otherwise more limited approaches through partnerships and acquisitions, but the resulting products have been poorly integrated and have failed to improve the performance of a sufficiently wide array of applications. We believe significant demand exists for an integrated, flexible and comprehensive WAN optimization solution that adequately addresses the root causes of the fundamental performance problems of wide-area distributed computing.

The Riverbed Solution

We have developed an innovative and comprehensive solution that broadly addresses the inter-related root causes of poor performance of wide-area distributed computing: latency and protocol chattiness, and bandwidth limitations. By simultaneously addressing these causes, we are able to improve significantly the performance of applications and access to data across WANs and enable the consolidation of costly IT infrastructure. Our WAN optimization solution consists of the Riverbed Optimization System (RiOS®), our proprietary software that is embedded on a general purpose hardware computing platform to form our Steelhead appliances. We also embed RiOS in our Steelhead Mobile software designed for use on mobile worker laptop computers or desktop computers in locations with very few employees.

Through the application of our proprietary technology, our WAN optimization solution simultaneously addresses each of these root causes of poor WAN performance:

•

Application protocol chattiness — Our Application Streamlining technology significantly reduces unnecessary protocol chattiness for a broad range of applications and protocols such as CIFS (Windows file sharing), NFS (UNIX file sharing), MAPI (Microsoft Exchange), Oracle Forms, Lotus Notes, MS-SQL HTTP, SSL and others;

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

The Riverbed Strategy

Our goal is to establish our solution as the preeminent performance and efficiency standard for organizations relying on wide-area distributed computing. Key elements of our strategy include:

•

Maintain and extend our technological advantages — We believe that we offer the broadest ability to enable rapid, reliable access to applications and data for our customers. We intend to enhance our position as a leader and innovator in the WAN optimization market. We also intend to continue to sell new capabilities into our installed base;

•

Enhance and extend our product line — We plan to introduce new models of our current products as well as enhancements to their capabilities in order to address our customers’ size and application requirements. We also plan to introduce new products to extend our market and utilize our technology platform to extend our capabilities;

•	Increase market awareness — To generate increased demand for our products, we will continue promoting our brand and the effectiveness of our comprehensive WAN optimization solution;

•	Scale our distribution channels — We intend to leverage and expand our indirect channels to extend our geographic reach and market penetration; and

•	Enhance and extend our support and services capabilities — We plan to enhance and extend our support and services capabilities to continue to support our growing global customer base.

Products

Our Steelhead appliances consist of our RiOS proprietary software that is embedded on a general purpose hardware computing platform. Our line of Steelhead appliances addresses the needs of customers ranging from small office deployments to large headquarters and datacenter locations. The U.S. list prices for our current 13 Steelhead appliance models range from $3,495 to $129,995.

In addition to the functionality described for RiOS, all Steelhead appliances now support the Riverbed Services Platform (RSP), a virtualized environment within Steelhead appliances upon which 3rd party applications can be installed. RSP benefits customers by further enabling branch office IT consolidation; applications or services that require local deployment (for example, print services that must remain functional in the event of a WAN outage) can be deployed on the already installed Steelhead appliance, which enables the decommissioning of a dedicated print server in the branch.

In September 2008 we introduced the latest implementation of RSP in conjunction with version 5.5 of RiOS. RSP runs within the Steelhead appliances, and now supports up to five third party applications or services, including Microsoft Windows Server, print server, DNS/DHCP, security, video and selected other packages. Over time we expect additional products and services to become available for installation on RSP. The RSP software license costs $995, and requires a memory upgrade which costs $795.

Our Central Management Console (CMC) is an optional product designed to centrally manage many Steelhead appliances distributed across a WAN, simplifying the tasks of deploying, configuring, monitoring, reporting and upgrading large numbers of Steelhead appliances (one CMC can manage up to 500 Steelhead appliances). The U.S. list prices of our CMC appliances currently range from $4,995 to $49,995.

Our Interceptor® is a complementary product designed to enable flexible and scalable deployment of a cluster of Steelhead appliances in complex, high traffic data center environments without requiring complex network reconfiguration, making the deployment of a Riverbed-based solution simpler, faster and more scalable than alternatives. The U.S. list price of our Interceptor appliance is currently $34,995.

Steelhead Mobile is a software-only version of RiOS designed to run on Windows® laptop or desktop machines. Steelhead Mobile has the same architecture as Steelhead appliances, with Data, Transport and Application Streamlining. Steelhead Mobile is sold in two components: The Steelhead Mobile Controller (SMC) has a base list price of $12,995 and includes a license for up to thirty (30) concurrent licenses for Steelhead Mobile software. The SMC is required, as is at least one Steelhead appliance which is typically deployed in the data center. The SMC handles licensing and the distribution of the Steelhead Mobile software packages. Each SMC has the capacity to manage up to 2,000 concurrent Steelhead Mobile users. Customers may purchase additional concurrent licenses as needed above the default 30 that come with the SMC.

In addition to accelerating the performance of applications across the WAN, Steelhead and CMC products utilize our Management Streamlining technology to simplify deployment, configuration, management, and ongoing maintenance, thereby lowering the total cost of ownership of our products. Management Streamlining offers the following benefits:

•

Ease of deployment — Our products are designed to be more easily and seamlessly integrated into networks than alternative approaches with full support for most existing routing and networking configurations. Steelhead products can automatically detect each other within an organization’s WAN and can be automatically configured across WAN links to begin optimizing data without the need to manually set up complicated appliance-to-appliance network tunnels; and

•

Simplified management — Our products simplify remote-site appliance management by enabling remote configuration, management and updating of Steelhead products. In addition, our products also provide performance reporting capabilities necessary to deliver relevant performance information to centralized IT resources.

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

While most important business applications that run over TCP immediately benefit from Data Streamlining and Transport Streamlining, Application Streamlining enables us to add additional acceleration for specific applications. We have built specific Application Streamlining modules that support file, e-mail, web, ERP, and database application protocols (CIFS, MAPI, HTTP, Oracle Forms, SSL, Lotus Notes, NFS and MS-SQL and others). For example we have also built special modules to address protocol inefficiencies for common storage back-up and replication applications. We believe these applications are especially inefficient in wide-area distributed computing. We have designed our architecture to enable additional Application Streamlining modules to be incorporated easily over time.

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

Customers

Our products have been sold to over 5,500 customers worldwide in every major industry, including manufacturing, finance, technology, government, architecture, engineering and construction, professional services, utilities, healthcare and pharmaceuticals, media and retail. Our products are deployed in a wide range of organizations, from large global organizations with hundreds or thousands of locations to smaller organizations with few locations. During the years ended December 31, 2008, 2007 and 2006, no single customer accounted for 10% or more of our consolidated revenue.

Sales and Marketing

We sell our products and support through indirect distribution partners and our field sales force:

•

Indirect distribution partners — We have over 700 channel partners worldwide, primarily VARs, Service Providers and System Integrators. These partners help market and sell our products to a broad array of organizations and allow us to leverage our field sales force; and

•	Field sales force — We have a field sales force that is responsible for managing all direct and indirect sales within each of our geographic territories.

Our marketing activities include lead generation, advertising, website operations, direct marketing, public relations, technology conferences and trade shows.

Many companies in our industry experience adverse seasonal fluctuations in customer spending patterns, particularly in the first and third quarters. We have experienced these seasonal fluctuations in the past and expect that this trend will continue in the future.

Support and Services

We offer tiered customer support programs depending upon the service needs of our customers’ deployments. Support contracts provide customers the rights to receive unspecified software product upgrades and maintenance releases issued when and if available during the support period. Product support includes internet access to technical content, as well as telephone access to technical support personnel. Support contracts typically have a one-year term. We have support centers in New York, San Francisco Bay Area, Amsterdam area, London area, Singapore, Sydney and Tokyo, which enable us to respond at all times. As we expand internationally, we plan to continue to hire additional technical support personnel to service our growing international customer base.

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

Research and development expenses were $58.7 million, $39.7 million, and $19.2 million in 2008, 2007, and 2006, respectively.

Manufacturing

We outsource manufacturing of all hardware products. Our manufacturers provide us with limited warranties to cover general product failures, and our larger manufacturing partners provide specific quality control processes and replacement cycle time commitments. In addition, the lead times associated with certain components are lengthy and make rapid changes in quantity requirements and delivery schedules difficult. Although we outsource manufacturing operations for cost-effective scale and flexibility, we perform rigorous quality control testing intended to ensure the reliability of Steelhead appliances once deployed. We provide long-term forecasts to our manufacturing partners and we maintain oversight of their supply chain activities.

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

We outsource our logistics functions to third parties. These third parties ship our products on our behalf and perform certain other shipping and product integration capabilities.

Competition

The WAN optimization market is highly competitive and continually evolving. We believe we compete primarily on the basis of offering a comprehensive WAN optimization solution that broadly addresses the root causes of poor performance of wide-area distributed computing. We believe other principal competitive factors in our market include product performance, ability to deploy easily into existing networks and ability to remotely manage products. We believe that our solution performs better than competitive products as measured by a broad range of metrics encompassing application performance, compression ratios and data transfer times. Our ability to sustain such a competitive advantage depends on our ability to achieve continuous technological innovation and adapt to the evolving needs of our customers.

We believe we are currently the only provider of a comprehensive WAN optimization solution. However, a large number of vendors have made acquisitions to enter the WAN optimization market and continue to invest in this area.

Our primary competitors include Cisco Systems, Juniper Networks, Blue Coat Systems, F5 Networks and Citrix Systems. We also face competition from a large number of smaller private companies and new market entrants.

We believe that we compete favorably in each of the sub-segments of WAN optimization in addition to being the only provider of a comprehensive WAN optimization solution. As we have a purpose-built architecture, compared to many vendors attempts to combine separate technology elements, we believe we have a significant advantage in performance, ease-of-use, and ability to scale to large numbers of locations and employees.

Intellectual Property

Our success as a company depends upon our ability to protect our core technology and intellectual property. To accomplish this, we rely on a combination of intellectual property rights, including patents, trade secrets, copyrights and trademarks, as well as customary contractual protections.

Our worldwide patent portfolio includes twelve patents, including nine U.S. patents, two Republic of India patents, and one People’s Republic of China patent. Patents generally have a term of twenty years from their priority date, which is generally either the date they were initially filed or the filing date of the earliest patent from which priority is claimed. U.S. patent filings are intended to provide the holder with a right to exclude others from making, using, selling or importing in the U.S. the inventions covered by the claims of granted patents. We have U.S. provisional and non-provisional patent applications pending, as well as counterparts pending in other jurisdictions around the world. We do not know whether any of our pending patent applications will result in the issuance of patents or whether the examination process will require us to narrow our claims. Our granted patents, and to the extent any future patents are issued, any such future patents may be contested, circumvented or invalidated over the course of our business, and we may not be able to prevent third parties from infringing these patents. Therefore, the exact effect of having a patent cannot be predicted with certainty.

Our registered trademarks in the U.S. are Riverbed, Steelhead, Riverbed (stylized), RiOS and Interceptor. Our registered trademarks in Japan are Riverbed, Steelhead, Riverbed (stylized) and Think Fast. Our registered trademarks in the European Community are Riverbed, Steelhead and Riverbed (stylized). We also have a number of trademark applications pending, in the U.S. as well as in other jurisdictions.

In addition to the foregoing protections, we generally control access to and use of our proprietary software and other confidential information through the use of internal and external controls, including contractual protections with employees, contractors, customers and partners, and our software is protected by U.S. and international copyright laws.

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

Employees

As of December 31, 2008, we had 857 employees in offices in all major geographies. Of these, 404 were engaged in sales and marketing, 240 in research and development, 110 in support and services, 98 in finance and administration and 5 in manufacturing. None of our U.S. employees are represented by labor unions; however, in certain international subsidiaries workers councils represent our employees. We consider current employee relations to be good.

Available Information

Our Internet address is www.riverbed.com. There we make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC). Our SEC reports can be accessed through the investor relations section of our website. The information found on our website is not part of this or any other report we file with or furnish to the SEC.

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

Our quarterly and annual operating results have varied significantly in the past and could vary significantly in the future, which makes it difficult for us to predict our future operating results. Our operating results may fluctuate due to a variety of factors, many of which are outside of our control, including the changing and recently volatile U.S. and global economic environment, any of which may cause our stock price to fluctuate. As a result, comparing our operating results on a period-to-period basis may not be meaningful. You should not rely on our past results as an indication of our future performance. In addition, revenues in any quarter are largely dependent on customer contracts entered into during that quarter. Moreover, a significant portion of our quarterly sales typically occurs during the last month of the quarter, which we believe reflects customer buying patterns of products similar to ours and other products in the technology industry generally. As a result, our quarterly operating results are difficult to predict even in the near term and a delay in an anticipated sale past the end of a particular quarter may negatively impact our results of operations for that quarter, or in some cases, that year. A delay in the recognition of revenue, even from just one account, may have a significant negative impact on our results of operations for a given period. If our revenue or operating results fall below the expectations of investors or securities analysts or below any guidance we may provide to the market, as occurred in the quarter ended March 31, 2008, the price of our common stock could decline substantially. Such a stock price decline could occur, and has occurred in the past, even when we have met our publicly stated revenue and/or earnings guidance.

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

•	the sale of our products in the timeframes we anticipate, including the number and size of orders, and the product mix within any such orders, in each quarter;

•	our ability to develop, introduce and ship in a timely manner new products and product enhancements that meet customer requirements;

•	the timing and execution of product transitions or new product introductions, including any related or resulting inventory costs;

•	the timing of product releases or upgrades by us or by our competitors;

•	any significant changes in the competitive dynamics of our markets, including new entrants or substantial discounting of products;

•	our ability to control costs, including our operating expenses and the costs of the components we purchase;

•	any decision to increase or decrease operating expenses in response to changes in the marketplace or perceived marketplace opportunities;

•	our ability to derive benefits from our investments in sales, marketing, engineering or other activities;

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

This competition could result, and has resulted in the past, in increased pricing pressure, reduced profit margins, increased sales and marketing expenses and failure to increase, or the loss of, market share, any of which would likely seriously harm our business, operating results or financial condition.

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

Continued adverse economic conditions or reduced information technology spending may harm our business. In addition, the recent turmoil in credit markets increases our exposure to our customers’ and partners’ credit risk, which could result in reduced revenue or additional write-offs of accounts receivable.

Our business depends on the overall demand for information technology, and in particular for WAN optimization, and on the economic health and general willingness of our current and prospective customers to make capital commitments. If the conditions in the U.S. and global economic environment remain uncertain or continue to be volatile, or if they deteriorate further, our business, operating results, and financial condition may be materially adversely affected. In addition, the market we serve is emerging and the purchase of our products involves material changes to established purchasing patterns and policies. The purchase of our products is often discretionary and may involve a significant commitment of capital and other resources. In addition, our operating expenses are largely based on anticipated revenue trends and a high percentage of our expenses are, and will continue to be, fixed in the short-term. Uncertainty about future economic conditions makes it difficult to forecast operating results and to make decisions about future investments. Weak or volatile economic conditions would likely harm our business and operating results in a number of ways, including information technology spending reductions among customers and prospects, longer sales cycles, lower prices for our products and services and reduced unit sales. A reduction in information technology spending could occur or persist even if economic conditions improve. In addition, the increase in worldwide commodity prices in 2008 has resulted, and any future increase may result, in higher component prices and increased shipping costs, both of which may negatively impact our financial results.

Many of our customers and channel partners use third parties to finance their purchases of our products. Any freeze, or reduced liquidity, in the credit markets, such as we have recently experienced, may result in customers or channel partners either delaying or entirely foregoing planned purchases of our products as they are unable to obtain the required financing. This would result in reduced revenues, and our business, operating results and financial condition would be harmed. In addition, these customers’ and partners’ ability to pay for products already purchased may be adversely affected by the credit market turmoil or an associated downturn in their own business, which in turn could harm our business, operating results and financial condition.

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

We recently introduced our 50 series of Steelhead appliances. The introduction of, and planned transition to, a new product line requires us to forecast customer demand for both legacy and new product lines for a period of time, and to maintain adequate inventory levels to support the sales forecasts for both product lines. If new product line sales exceed our sales forecast, we could possibly experience stock shortages, which would negatively affect our revenues. If legacy product line sales fall short of our sales forecast, we could have excess inventory. In 2008, we recognized approximately $6.0 million in excess and obsolete inventory charges related to the new product line introduction. Our inventory level increased in our third fiscal quarter as we balanced the forecast demand for both product lines. If future sales between our legacy and any new product lines differ from our forecasts, and this results in an excess of legacy products, then additional inventory charges may be required. In addition, if future overall sales are less than forecasted, then additional inventory charges may be required. Any inventory charges would negatively impact our product gross margins.

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

Any growth in our business or the economy is likely to create greater pressures on us and our suppliers to project overall component demand accurately and to establish optimal component inventory levels. In addition, increased demand by third parties for the components we use in our products may lead to decreased availability and higher prices for those components. We carry limited inventory of our product components, and we rely on suppliers to deliver components in a timely manner based on forecasts we provide. We rely on both purchase orders and long-term contracts with our suppliers, but we may not be able to secure sufficient components at reasonable prices or of acceptable quality, which would seriously impact our ability to deliver products to our customers and, as a result, adversely impact our revenue.

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

We depend on our ability to protect our proprietary technology. We rely on trade secret, patent, copyright and trademark laws and confidentiality agreements with employees and third parties, all of which offer only limited protection. Despite our efforts, the steps we have taken to protect our proprietary rights may not be adequate to preclude misappropriation of our proprietary information or infringement of our intellectual property rights, and our ability to police such misappropriation or infringement is uncertain, particularly in countries outside of the U.S. Further, with respect to patent rights, we do not know whether any of our pending patent applications will result in the issuance of patents or whether the examination process will require us to narrow our claims, and even if patents are issued, they may be contested, circumvented or invalidated over the course of our business. The invalidation of any of our key patents could benefit our competitors by allowing them to more easily design products similar to ours. Moreover, the rights granted under any issued patents may not provide us with proprietary protection or competitive advantages, and competitors may in any event be able to develop similar or superior technologies to our own now or in the future. Protecting against the unauthorized use of our products, trademarks and other proprietary rights is expensive, difficult and, in some cases, impossible. Litigation has been necessary in the past and may be necessary in the future to enforce or defend our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. For example, we recently settled a patent infringement lawsuit with Quantum Corporation where both we and Quantum asserted that the other party infringed a patent or patents. Intellectual property litigation has resulted, and may in the future result, in substantial costs and diversion of management resources, and may in the future harm our business, operating results and financial condition. Furthermore, many of our current and potential competitors have the ability to dedicate substantially greater resources to enforce their intellectual property rights than we do. Accordingly, despite our efforts, we may not be able to prevent third parties from infringing upon or misappropriating our intellectual property.

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

The timing of our revenue is difficult to predict. Our sales efforts involve educating our customers about the use and benefit of our products, including their technical capabilities and potential cost savings to an organization. Customers typically undertake a significant evaluation process that has in the past resulted in a lengthy sales cycle, in some cases over twelve months. Also, as our channel model distribution strategy evolves, utilizing value-added resellers, distributors, systems integrators and service providers, the level of variability in the length of sales cycle across transactions may increase and make it more difficult to predict the timing of many of our sales transactions. We spend substantial time, effort and money in our sales efforts without any assurance that our efforts will produce any sales. In addition, product purchases are frequently and increasingly subject to budget constraints, multiple approvals, and unplanned administrative, processing and other delays. Beginning in early 2008, product purchases have been delayed by the volatile U.S. and global economic environment, which has introduced additional risk into our ability to accurately forecast sales in a particular quarter. If sales expected from a specific customer for a particular quarter are not realized in that quarter or at all, revenue will be harmed and we may miss our stated guidance for that period.

Our international sales and operations subject us to additional risks that may harm our operating results.

In the year ended December 31, 2008, we derived approximately 42% of our revenue from customers outside the U.S. We have personnel in numerous countries worldwide. We expect to continue to add personnel in additional countries. Our international sales and operations subject us to a variety of risks, including:

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

Recently, certain foreign currencies have experienced rapid fluctuations in value against the U.S. dollar. Any foreign currency devaluation against the U.S. dollar increases the real cost of our products to our customers and partners in foreign markets where we sell in U.S. dollars, which has resulted in the past and may result in the future in delayed or cancelled purchases of our products and, as a result, lower revenues. In addition, this increase in cost increases the risk to us that we will be unable to collect amounts owed to us by such customers or partners, which in turn would impact our revenues and could materially adversely impact our business and financial results. Any devaluation may also lead us to more aggressively discount our prices in foreign markets in order to maintain competitive pricing, which would negatively impact our revenues and gross margins.

International customers may also require that we localize our products. The product development costs for localizing the user interface of our products, both graphical and textual, could be a material expense to us if the software requires extensive modifications. To date, such changes have not been extensive, and the costs have not been material.

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

Our success is substantially dependent upon the performance of our senior management and key technical and sales personnel. Our management and employees can terminate their employment at any time, and the loss of the services of one or more of our executive officers or other key employees could harm our business. Our success also is substantially dependent upon our ability to attract additional personnel for all areas of our organization, particularly in our sales, research and development and customer service departments. Competition for qualified personnel is intense, and we may not be successful in attracting and retaining such personnel on a timely basis, on competitive terms, or at all. Additionally, fluctuations or a sustained decrease in the price of our stock could affect our ability to attract and retain key personnel. When our stock price declines, our equity incentive awards may lose retention value, which may negatively affect our ability to attract and retain such key personnel. If we are unable to attract and retain the necessary technical, sales and other personnel on a cost-effective basis, our business, operating results and financial condition would be adversely affected.

We may not generate positive returns on our research and development investments.

Developing our products is expensive, and the investment in product development may involve a long payback cycle or may not generate additional revenue at all. In the year ended December 31, 2008, our research and development expenses were $58.7 million, or approximately 18% of our total revenue. Our future plans include significant investments in research and development and related product opportunities. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. These investments may take several years to generate positive returns, if ever.

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

Other providers of network infrastructure products, including our partners, are offering or announcing functionality aimed at addressing the problems addressed by our products. For example, Cisco Systems incorporates WAN optimization functionality into certain of its router blades. The inclusion of, or the announcement of intent to include, functionality perceived to be similar to that offered by our products in products that are already generally accepted as necessary components of network architecture or in products that are sold by more established vendors may have an adverse effect on our ability to market and sell our products. Furthermore, even if the functionality offered by other network infrastructure providers is more limited than our products, a significant number of customers may elect to accept such limited functionality in lieu of adding appliances from an additional vendor. Many organizations have invested substantial personnel and financial resources to design and operate their networks and have established deep relationships with other providers of network infrastructure products, which may make them reluctant to add new components to their networks, particularly from new vendors. In addition, an organization’s existing vendors or new vendors with a broad product offering may be able to offer concessions that we are not able to match because we currently offer a focused line of products and have fewer resources than many of our competitors. If organizations are reluctant to add network infrastructure products from new vendors or otherwise decide to work with their existing vendors, our business, operating results and financial condition will be adversely affected.

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

In February 2009, we acquired Mazu Networks, Inc. In the future we may acquire other businesses, products or technologies. Our ability as an organization to integrate acquisitions is unproven. Any acquisitions that we complete may not ultimately strengthen our competitive position or achieve our goals, or the acquisition may be viewed negatively by customers, financial markets or investors. In addition, we may encounter difficulties in integrating personnel and operations from the acquired businesses and in retaining and motivating key personnel from these businesses. Acquisitions may disrupt our ongoing operations, divert management from day-to-day responsibilities and increase our expenses. Acquisitions may reduce our cash available for operations and other uses and could result in an increase in amortization expense related to identifiable assets acquired, potentially dilutive issuances of equity securities or the incurrence of debt.

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

We incorporate open source software into our products. Although we monitor our use of open source closely, the terms of many open source licenses have not been interpreted by U.S. courts, and there is a risk that such licenses could be construed in a manner that could impose unanticipated conditions or restrictions on our ability to commercialize our products. In such event, we could be required to seek licenses from third parties in order to continue offering our products, to re-engineer our products or to discontinue the sale of our products in the event re-engineering cannot be accomplished on a timely basis, any of which could adversely affect our business, operating results and financial condition.

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

The Sarbanes-Oxley Act requires that we test our internal control over financial reporting and disclosure controls and procedures. In particular, for the year ended December 31, 2008, we performed system and process evaluation and testing of our internal control over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our compliance with Section 404 requires that we incur substantial expense and expend significant management time on compliance-related issues. Moreover, if we are not able to comply with the requirements of Section 404 in the future, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock may decline and we could be subject to sanctions or investigations by the Nasdaq Stock Market’s Global Select Market, the SEC or other regulatory authorities, which would require significant additional financial and management resources.

We are required to expense equity compensation given to our employees, which has reduced our reported earnings, will harm our operating results in future periods and may reduce our stock price and our ability to effectively utilize equity compensation to attract and retain employees.

We historically have used stock options, restricted stock units (RSU), and an employee stock purchase plan as a significant component of our employee compensation program in order to align employees’ interests with the interests of our stockholders, encourage employee retention, and provide competitive compensation packages. The Financial Accounting Standards Board has adopted changes that require companies to record a charge to earnings for employee stock option grants and other equity incentives. We adopted this standard effective January 1, 2006. By causing us to record significantly increased compensation costs, such accounting changes have reduced, and will continue to reduce, our reported earnings, will harm our operating results in future periods, and may require us to reduce the availability and amount of equity incentives provided to employees, which could make it more difficult for us to attract, retain and motivate key personnel. Moreover, if securities analysts, institutional investors and other investors adopt financial models that include stock option expense in their primary analysis of our financial results, our stock price could decline as a result of reliance on these models with higher expense calculations.

We may have exposure to greater than anticipated tax liabilities.

Our future income taxes could be adversely affected by disqualifying dispositions of stock from our employee stock purchase plan and stock options, by earnings being lower than anticipated in jurisdictions where we have lower statutory rates and being higher than anticipated in jurisdictions where we have higher statutory rates, by changes in the valuation of our deferred tax assets and liabilities, and as a result of changes in tax laws, regulations, accounting principles or interpretations thereof. In addition, like other companies, we may be subject to examination of our income tax returns by the Internal Revenue Service and other tax authorities. While we regularly assess the likelihood of adverse outcomes from such examinations and the adequacy of our provision for income taxes, there can be no assurance that such provision is sufficient and that a determination by a tax authority will not have an adverse effect on our results of operations.

If we fail to successfully manage our exposure to the volatility and economic uncertainty in the global financial marketplace, our operating results could be adversely impacted.

We are exposed to financial risk associated with the global financial markets, including volatility in interest rates and uncertainty in the credit markets. Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. The primary objective of our investment activities is to preserve principal, maintain adequate liquidity and portfolio diversification while at the same time maximizing yields without significantly increasing risk. However, the valuation of our investment portfolio is subject to uncertainties that are difficult to predict. Factors that may impact its valuation include changes to credit ratings of the securities that we hold, interest rate changes, the ongoing strength and quality, and recent instability, of the global credit market, and liquidity. If the carrying value of our investments exceeds the fair value, and the decline in fair value is deemed to be other-than-temporary, we will be required to write down the value of our investments. Additionally, the current instability and uncertainty in the financial markets could result in the incurrence of significant realized or impairment losses associated with certain of our investments, which would reduce our net income.

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

The trading prices of the securities of technology companies have been highly volatile. Further, our common stock has a limited trading history. Since our initial public offering in September 2006 through December 31, 2008, our stock price has fluctuated from a low of $7.10 to a high of $52.81. Factors that could affect the trading price of our common stock include, but are not limited to:

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

•	significant sales or purchases, or announcement of significant sales or purchases, of our common stock by us or our stockholders, including our directors and executive officers;

•	announcements by or about us regarding events or news adverse to our business;

•	market conditions in our industry, the industries of our customers and the economy as a whole;

•	adoption or modification of regulations, policies, procedures or programs applicable to our business;

•	an announced acquisition of or by a competitor; and

•	an announced acquisition of or by us.

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

As of December 31, 2008, our directors and executive officers and their affiliates beneficially owned, in the aggregate, approximately 20.4% of our outstanding common stock. As a result, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit your ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

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

We lease approximately 85,000 square feet of office space in San Francisco, California pursuant to a lease that expires in 2014. In addition, we lease approximately 46,000 square feet of office space in Sunnyvale, California pursuant to a lease that expires in 2013. We maintain customer service centers in New York, San Francisco Bay Area, Amsterdam area, London area, Singapore and Tokyo, and sales offices in multiple locations worldwide. We believe that our current facilities are suitable and adequate to meet our current needs, and we intend to add new facilities or expand existing facilities as necessary.

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

	High	Low
First Quarter 2007	$36.25	$25.45
Second Quarter 2007	$45.89	$26.00
Third Quarter 2007	$49.44	$36.62
Fourth Quarter 2007	$52.81	$22.85
First Quarter 2008	$28.36	$14.86
Second Quarter 2008	$18.44	$10.84
Third Quarter 2008	$18.68	$10.40
Fourth Quarter 2008	$13.51	$7.10

The last reported sale price for our common stock on the Nasdaq Global Select Market was $10.43 per share on February 20, 2009.

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

Stockholders

As of February 3, 2009, there were 140 registered stockholders of record of our common stock.

Stock Performance Graph

The graph set forth below compares the cumulative total stockholder return on our common stock between September 21, 2006 (the date of our initial public offering) and December 31, 2008, with the cumulative total return of (i) the Nasdaq Computer Index and (ii) the Nasdaq Composite Index, over the same period. This graph assumes the investment of $100,000 on September 21, 2006 in our common stock, the Nasdaq Computer Index and the Nasdaq Composite Index, and assumes the reinvestment of dividends, if any. We have never paid dividends on our common stock and have no present plans to do so. The graph assumes the initial value of our common stock on September 21, 2006 was the closing sales price of $15.30 per share.

The comparisons shown in the graph below are based upon historical data and are not intended to suggest future performance. This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or incorporated by reference into any filing of ours under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes the stock repurchase activity for the three months ended December 31, 2008 and the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (2)
October 1, 2008 — October 31, 2008	190,000	$12.38	190,000	$72,671,000
November 1, 2008 — November 30, 2008	1,263,200	9.71	1,263,200	60,408,000
December 1, 2008 — December 31, 2008	1,026,450	10.12	1,026,450	50,024,000

Total	2,479,650	$10.08	2,479,650	$50,024,000

(1)	On April 21, 2008, our Board of Directors authorized a Share Repurchase Program, which authorizes us to repurchase up to $100.0 million of our outstanding common stock during a period not to exceed 24 months from the Board authorization date.

(2)	During the fourth quarter of 2008, we repurchased 2,479,650 shares of common stock under this Program for an aggregate purchase price of approximately $25.0 million, or an average of $10.08 per share. These shares were purchased in open market transactions. The timing and amounts of these purchases were based on market conditions and other factors including price, regulatory requirements and capital availability. The share repurchases were financed by available cash balances and cash from operations.

Item 6.	Selected Financial Data

The following selected consolidated financial data should be read in conjunction with our audited consolidated financial statements and related notes thereto and with Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are included in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended December 31, 2008, 2007 and 2006, and the selected consolidated balance sheet data as of December 31, 2008 and 2007 are derived from, and are qualified by reference to, the audited consolidated financial statements included in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended December 31, 2005 and 2004, and the consolidated balance sheet data as of December 31, 2006, 2005 and 2004 are derived from audited consolidated financial statements, which are not included in this Annual Report on Form 10-K.

	Year Ended December 31,
(in thousands, except per share amounts)	2008	2007	2006	2005	2004
Consolidated Statement of Operations Data:
Revenue:
Product	$252,929	$196,622	$77,298	$20,448	$2,413
Support and services	80,420	39,784	12,909	2,493	149

Total revenue	333,349	236,406	90,207	22,941	2,562

Cost of revenue:
Cost of product	60,439	51,068	25,174	6,933	838
Cost of support and services	28,175	14,856	4,978	1,661	685

Total cost of revenue (1)	88,614	65,924	30,152	8,594	1,523

Gross profit	244,735	170,482	60,055	14,347	1,039

Operating expenses
Sales and marketing (1)	140,653	95,652	48,080	19,722	5,586
Research and development (1)	58,658	39,696	19,215	8,108	4,266
General and administrative (1)	38,669	24,834	9,294	3,531	1,033
Other charges (2)	11,000	—	—	—	—

Total operating expenses	248,980	160,182	76,589	31,361	10,885

Operating income (loss)	(4,245)	10,300	(16,534)	(17,014)	(9,846)

Total other income (expense), net	6,514	9,733	992	(77)	24

Income (loss) before income taxes	2,269	20,033	(15,542)	(17,091)	(9,822)
Provision (benefit) for income taxes	(8,332)	5,235	303	55	5

Income (loss) before cumulative change in accounting principle	10,601	14,798	(15,845)	(17,146)	(9,827)
Cumulative effect of change in accounting principle	—	—	—	280	—

Net income (loss)	$10,601	$14,798	$(15,845)	$(17,426)	$(9,827)

Net income (loss) per share:
Basic	$0.15	$0.22	$(0.59)	$(1.85)	$(1.71)

Diluted	$0.14	$0.20	$(0.59)	$(1.85)	$(1.71)

Shares used in computing basic and diluted net income (loss) per share:
Basic	70,757	68,020	26,977	9,401	5,760

Diluted	73,267	73,244	26,977	9,401	5,760

(1)	Includes stock-based compensation as follows:

(in thousands)	2008	2007	2006	2005	2004
Cost of product	$182	$101	$—	$—	$—
Cost of support and services	4,487	2,576	520	40	1
Sales and marketing	23,583	15,160	4,636	482	78
Research and development	13,003	8,593	2,541	397	12
General and administrative	9,153	5,371	1,521	368	1

Total stock-based compensation	$50,408	$31,801	$9,218	$1,287	$92

(2)	Settlement of Quantum litigation

	As of December 31,
(in thousands)	2008	2007	2006	2005	2004
Consolidated Balance Sheet Data
Cash and cash equivalents, and Marketable securities	$267,776	$246,082	$109,329	$10,410	$23,380
Working capital	248,187	241,135	101,319	6,411	23,382
Total assets	398,517	337,602	150,769	23,644	26,838
Current and long-term debt	—	—	—	2,461	1,374
Convertible preferred stock	—	—	—	36,385	36,469
Common stock and additional paid-in-capital	316,847	295,487	162,033	10,130	612
Stockholders’ equity (deficit)	293,829	259,718	108,980	(29,911)	(13,931)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We were founded in May 2002 by experienced industry leaders with a vision to improve the performance of wide-area distributed computing. Having significant experience in caching technology, our executive management team understood that existing approaches failed to address adequately all of the root causes of this poor performance. We determined that these performance problems could be best solved by simultaneously addressing inefficiencies in software applications and wide area networks (WANs) as well as insufficient or unavailable bandwidth. This innovative approach served as the foundation of the development of our products. We began commercial shipments of our products in May 2004 and have since sold our products to over 5,500 customers worldwide. We now offer several product lines including Steelhead appliances, Central Management Console, Interceptor and Steelhead Mobile.

We are headquartered in San Francisco, California. Our personnel are located throughout the U.S. and in over twenty countries worldwide. We expect to continue to add personnel in the U.S. and internationally to provide additional geographic sales, research and development, general and administrative and technical support coverage.

Company Strategy

Our goal is to establish our solution as the preeminent performance and efficiency standard for organizations relying on wide-area distributed computing. Key elements of our strategy include:

Maintain and extend our technological advantages

We believe that we offer the broadest ability to enable rapid, reliable access to applications and data for our customers. We intend to enhance our position as a leader and innovator in the WAN optimization market. We also intend to continue to sell new capabilities into our installed base. Continuing investments in research and development are critical to maintaining our technological advantage.

Enhance and extend our product line

We plan to introduce new models of our current products as well as enhancements to their capabilities in order to address our customers’ size and application requirements. We also plan to introduce new products to extend our market and utilize our technology platform to extend our capabilities.

In August 2007, we began selling our Steelhead® Mobile product line, which includes a software client version of our Steelhead appliances, which delivers LAN-like application performance to any employee laptop, whether on the road, working from home or connected wirelessly in the office.

In February 2008, we announced the introduction of the Riverbed Services Platform (RSP), which enables the delivery of virtualized edge services without the need to deploy additional physical servers at remote or branch offices. RSP allows customers to deploy services from an array of vendors on Steelhead appliances in a self-contained partition to minimize the hardware infrastructure footprint at the branch office.

In August 2008, we introduced the 50 series models of our Steelhead appliances. The 50 series models represent the next generation of our Steelhead appliances.

In February 2009, we acquired Mazu Networks, Inc. Mazu helps organizations manage, secure and optimize the availability and performance of global applications. The acquisition allows us to meet enterprise and service provider customer demands by extending our suite of WAN optimization products to include global application performance, reporting and analytics.

Increase market awareness

To generate increased demand for our products, we will continue promoting our brand and the effectiveness of our comprehensive WAN optimization solution.

Scale our distribution channels

We intend to leverage and expand our indirect channels to extend our geographic reach and market penetration. We sell our products directly through our sales force and indirectly through resellers. We derived 92% of our revenue through indirect channels in 2008. We expect revenue from resellers to continue to constitute a substantial majority of our future revenue. During 2008, we added 300 new reseller partners, 4 large systems integrators and 16 managed service providers. Also in 2008, we expanded our direct sales force presence in 4 new countries.

Enhance and extend our support and services capabilities

We plan to enhance and extend our support and services capabilities to continue to support our growing global customer base. In 2008, we increased our sales focus on service contract renewals on our existing customer base, we developed and distributed training programs directed at our partners, and expanded our professional service offering.

Major Trends Affecting Our Financial Results

Company outlook

We believe that our current value proposition, which enables customers to improve the performance of their applications and access to their data across WANs, while also offering the ability to simplify IT infrastructure and realize significant capital and operating cost savings, should allow us to continue to grow our business. Our product revenue growth rate will depend significantly on continued growth in the wide-area data services (WDS), market and our ability to continue to attract new customers in that market and generate additional sales from existing customers. Our growth in support and services revenue is dependent upon increasing the number of products under support contracts, which is dependent on both growing our installed base of customers and renewing existing support contracts. Our future profitability and rate of growth will be directly affected by the continued acceptance of our products in the marketplace, as well as the timing and size of orders, product mix, average selling prices and costs of our products and general economic conditions. Our ability to achieve profitability in the future will also be affected by the extent to which we must incur additional expenses to expand our sales, support, marketing, development, and general and administrative capabilities to grow our business. The largest component of our expenses is personnel costs. Personnel costs consist of salaries, benefits and incentive compensation for our employees, including commissions for sales personnel and stock-based compensation.

Macroeconomic environment

During 2008 the domestic and international economic environment turned sharply negative, with most developed countries, including the U.S., falling into economic recessions. Credit markets and bank lending contracted suddenly in the third quarter of 2008 making credit generally harder to obtain for most businesses and consumers. Commodity prices declined sharply in the second half of 2008 as demand for commodities decreased. This resulted in consumer spending being reduced sharply in the second half of 2008. This macroeconomic environment caused the growth trend in corporate spending on IT infrastructure to slow in 2008 and this trend is forecasted to continue or slow down further in the first half of 2009.

Revenue

Our revenue has grown rapidly since we began shipping products in May 2004, increasing from $2.6 million in 2004 to $333.3 million in 2008. Revenue grew by 41% in 2008 to $333.3 million from $236.4 million in 2007. We believe that our revenue growth in 2008, when the global macroeconomic environment negatively impacted many businesses, is a positive sign that our products have a significant value proposition to our customers and that the WAN optimization market is still expanding despite the challenging macroeconomic environment.

Costs and Expenses

Operating expenses consist of sales and marketing, research and development and general and administrative expenses. Personnel-related costs, including stock-based compensation, are the most significant component of each of these expense categories. As of December 31, 2008 we had 857 employees, an increase of 38% from the 623 employees at December 31, 2007. The increase in employees is the most significant driver behind the increase in costs and operating expenses in 2008. The increase in employees was required to support our increased revenue. The timing of additional hires has and could materially affect our operating expenses, both in absolute dollars and as a percentage of revenue, in any particular period.

Stock-based compensation expense was $50.4 million, $31.8 million, and $9.2 million in the years ended December 31, 2008, 2007, and 2006, respectively. We expect to continue to incur significant stock-based compensation expense and anticipate further growth in stock-based compensation expense.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (GAAP). These accounting principles require us to make certain estimates and judgments that can affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the periods presented. We believe that the estimates and judgments upon which we rely are reasonable based upon information available to us at the time that these estimates and judgments are made. To the extent there are material differences between these estimates and actual results, our consolidated financial statements could be adversely affected.

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

Revenue Recognition

Our software is integrated on appliance hardware and is essential to the functionality of the product. As a result, we account for revenue in accordance with Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions, for all transactions involving the sale of software. We recognize product revenue when all of the following have occurred: (1) we have entered into a legally binding arrangement with a customer; (2) delivery has occurred, which is when product title transfers to the customer; (3) customer payment is deemed fixed or determinable and free of contingencies and significant uncertainties; and (4) collection is probable.

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

We use the residual method to recognize revenue when a product agreement includes one or more elements to be delivered at a future date and vendor specific objective evidence (VSOE), of the fair value of all undelivered elements exists. Through December 31, 2008, in virtually all of our contracts, the only element that remained undelivered at the time of delivery of the product was support services. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the contract fee is recognized as product revenue. If evidence of the fair value of one or more undelivered elements does not exist, all revenue is generally deferred and recognized when delivery of those elements occurs or when fair value can be established. When the undelivered element for which we do not have a fair value is support services, revenue for the entire arrangement is bundled and recognized ratably over the support period. VSOE of fair value for elements of an arrangement is based upon the normal pricing and discounting practices for those services when sold separately, and VSOE for support services is measured by the renewal rate offered to the customer.

Our fees are typically considered to be fixed or determinable at the inception of an arrangement, generally based on specific products and quantities to be delivered. Substantially all of our contracts do not include rights of return or acceptance provisions. To the extent that our agreements contain such terms, we recognize revenue once the acceptance provisions or right of return lapses. Payment terms to customers generally range from net 30 to 60 days. In the event payment terms are provided that differ from our standard business practices, the fees are deemed to not be fixed or determinable and revenue is recognized when the payments become due, provided the remaining criteria for revenue recognition have been met. Deferred product revenue as of December 31, 2008 and 2007, was approximately $5.0 million and $4.4 million, respectively.

We assess the ability to collect from our customers based on a number of factors, including creditworthiness of the customer and past transaction history with the customer. If the customer is not deemed creditworthy, we defer all revenue from the arrangement until payment is received and all other revenue recognition criteria have been met.

Stock-Based Compensation

Prior to January 1, 2006, we accounted for employee stock options using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and Financial Accounting Standards Board Interpretation (FIN) 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB No. 25, and had adopted the disclosure only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure.

In accordance with APB 25, stock-based compensation expense, which is a non-cash charge, resulted from stock option grants at exercise prices that, for financial reporting purposes, were deemed to be below the estimated fair value of the underlying common stock on the date of grant. As of December 31, 2005, deferred stock-based compensation relative to these options was approximately $9.9 million, which is being amortized on a straight-line basis over the service period, which generally corresponds to the vesting period. During the years ended December 31, 2008, 2007, and 2006, we amortized $2.0 million, $2.3 million and $2.4 million, respectively, of deferred compensation expense, net of reversals for terminations, related to these options.

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment, using the prospective transition method, which requires us to apply the provisions of SFAS No. 123(R) to new awards granted, and to awards modified, repurchased or cancelled, after the effective date. New awards granted include stock options, RSUs, and stock purchased under our Employee Stock Purchase Plan (the “Purchase Plan”). Under this method, stock-based compensation expense recognized beginning January 1, 2006 is based on a combination of the following: (a) the grant-date fair value of stock option, RSU and employee stock purchase plan awards granted or modified after January 1, 2006; and (b) the amortization of deferred stock-based compensation related to stock option awards granted prior to January 1, 2006, which was calculated using the intrinsic value method as previously permitted under APB 25.

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

On September 20, 2006, the effective date of the registration statement relating to our initial public offering (IPO), we implemented the Purchase Plan, which has a two year offering period and two purchases per year. The fair value of shares granted under the Purchase Plan is amortized over the two year offering period. Under the Purchase Plan, employees may purchase shares of common stock through payroll deductions at a price per share that is 85% of the lesser of the fair market value of our common stock as of the beginning of an applicable offering period or the applicable purchase date, with purchases generally every six months.

In the year ended December 31, 2008, we granted 856,700 RSUs. The fair value of RSUs is based on the closing market price of our common stock on the date of grant and the related compensation expense, net of estimated forfeitures, is amortized on a straight-line basis over the service period of four years.

The fair value of options granted and Purchase Plan shares was estimated at the date of grant using the following assumptions:

	Year ended December 31,
	2008	2007	2006
Employee Stock Options (1)
Expected life in years	4.5	4.5 - 6.0	4.5 - 6.1
Risk-free interest rate	2.5% - 3.1%	3.4% - 4.9%	4.6% - 5.1%
Volatility	50% - 51%	51% - 62%	62% - 81%
Weighted average fair value of grants	$6.84	$17.54	$6.07

Purchase Plan
Expected life in years	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Risk-free interest rate	1.3% - 2.4%	4.0% - 5.0%	4.8% - 5.1%
Volatility	47% - 71%	38% - 46%	42% - 47%
Weighted average fair value of grants	$5.09	$11.36	$15.20

(1)	Assumptions used in 2008 exclude the assumptions used related to the modification accounting associated with the Tender Offer.

The expected term represents the period that stock-based awards are expected to be outstanding. For the years ended December 31, 2008, 2007 and 2006, we have elected to use the simplified method of determining the expected term as permitted by SEC Staff Accounting Bulletin 107 and 110 due to our lack of sufficient historical exercise data. The computation of expected volatility for the years ended December 31, 2008, 2007, and 2006 is based on the historical volatility of comparable companies from a representative peer group selected based on industry and market capitalization data. As required by SFAS No. 123(R), management estimated expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest. The estimated forfeiture rates for the years ended December 31, 2008, 2007, and 2006 was 7%, 6%, and 2%, respectively.

During 2008, we filed a Tender Offer Statement on Schedule TO with the SEC pursuant to which we extended an offer to non-section 16 reporting employees to exchange up to an aggregate of 5,511,495 options to purchase shares of our common stock, whether vested or unvested. Options granted prior to May 1, 2008 with an exercise price greater than 120% of the closing market price on April 30, 2008 were eligible to be tendered pursuant to the offer. The closing market price on April 30, 2008 was $13.67. In accordance with the Tender Offer (the “TO”), the number of new options issued was based on an exchange ratio of 0.85 new shares for each share exchanged based on the number of options tendered. A total of 5,246,325 options were tendered and cancelled, and a total of 4,459,392 options were granted on May 30, 2008 at $17.95 per share. The new options retain the vesting schedule of the options exchanged. The TO is subject to modification accounting pursuant to SFAS No. 123(R) whereby the total compensation cost measured at the date of modification is the portion of the grant-date fair value of the original award for which the requisite service is expected to be rendered (or has already been rendered) at that date plus the incremental cost resulting from the modification. The incremental cost resulting from the modification is measured as the excess of the fair value of the modified award over the fair value of the original award immediately before its terms are modified. The incremental fair value of $5.5 million for the new awards was computed using an expected life of 2.5 years to 3.6 years, a risk-free interest rate of 2.4% to 2.6% and a volatility of 48% to 49%. The $407,000 incremental fair value of the vested awards was recognized as compensation expense on the modification date in 2008. The $5.1 million incremental fair value of the unvested awards is being amortized over the remaining service period.

As of December 31, 2008, the total compensation cost related to stock options granted under SFAS No. 123(R) but not yet recognized was approximately $90.0 million, net of estimated forfeitures of $16.3 million. This cost will be amortized on a straight-line basis over the remaining vesting period. Amortization in the years ended December 31, 2008, 2007 and 2006, was $36.9 million, $18.9, and $4.3 million, respectively.

As of December 31, 2008, total unrecognized compensation cost related to nonvested RSUs granted under SFAS No. 123(R) to employees and directors but not yet recognized was approximately $8.5 million, net of estimated forfeitures of $1.8 million. This cost will be recognized over the remaining weighted-average period of 3.4 years. Amortization in the year ended December 31, 2008 was $1.9 million and zero in the years ended December 31, 2007 and 2006, respectively.

As of December 31, 2008, there was $10.0 million, net of estimated forfeitures, left to be amortized under our Purchase Plan, which will be amortized over the remaining vesting period, which is 19 months. Amortization in the years ended December 31, 2008, 2007 and 2006 was $9.6 million, $10.6 million and $2.5 million, respectively.

Accounting for Income Taxes

We use the asset and liability method of accounting for income taxes in accordance with FASB Statement No. 109, Accounting for Income Taxes (SFAS No. 109). Under this method, income tax expense or benefit is recognized for the amount of taxes payable or refundable for the current year and for deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. The measurement of current and deferred tax assets and liabilities are based on provisions of currently enacted tax laws. The effects of future changes in tax laws or rates are not contemplated.

As part of the process of preparing our consolidated financial statements, we are required to estimate our income tax expense and tax contingencies in each of the tax jurisdictions in which we operate. This process involves estimating current income tax expense together with assessing temporary differences in the treatment of items for tax purposes versus financial accounting purposes that may create net deferred tax assets and liabilities. We rely on management estimates and assumptions in preparing our income tax provision.

In the year ended December 31, 2007 and prior years, in accordance with SFAS No.109, we recorded a full valuation allowance to reduce our deferred tax assets to the amount we believe is more likely than not to be realized. In assessing the need for a valuation allowance, we have considered our historical levels of income, expectations of future taxable income and on going tax planning strategies. A full valuation allowance against our deferred tax assets was recorded because of the uncertainty of the realization of our deferred tax assets, which is primarily dependent upon future taxable income.

In the year ended December 31, 2008, management reevaluated the need for a full valuation allowance on our deferred tax assets as a result of cumulative profits generated in the most recent three year period as well as other positive evidence. As a result of this evaluation, we concluded that it is more likely than not that we will realize sufficient earnings to utilize a significant portion of our deferred tax assets. Accordingly, we reduced the valuation allowance against our domestic deferred tax assets and recorded a tax benefit of $11.7 million in 2008. This benefit was partially offset by a provision for income taxes of $3.4 million for 2008 related to federal, foreign and state income taxes. We continue to maintain a valuation allowance on certain foreign deferred tax assets.

To the extent we conclude that future taxable income and ongoing tax planning strategies warrant the release of all or a portion of the remaining valuation allowance, which totaled $764,000 as of December 31, 2008, a further reduction to the valuation allowance would result in additional income tax benefit in such period.

We are subject to periodic audits by the Internal Revenue Service and other taxing authorities. These audits may challenge certain tax positions we have taken, such as the timing and amount of deductions and allocation of taxable income to the various tax jurisdictions. Income tax contingencies are accounted for in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), and may require significant management judgment in estimating final outcomes. Actual results could materially differ from these estimates and could significantly affect the effective tax rate and cash flows in future years. As of December 31, 2008, we have $1.6 million recorded for such contingencies and have recognized a decrease in our deferred tax asset of $594,000. We have elected to record interest and penalties recognized in accordance with FIN 48 in the financial statements as income taxes.

Inventory Valuation

Inventory consists of hardware and related component parts and is stated at the lower of cost (on a first-in, first-out basis) or market. A portion of our inventory relates to evaluation units located at customer locations, as some of our customers test our equipment prior to purchasing. Inventory that is obsolete or in excess of our forecasted demand is written down to its estimated realizable value based on historical usage, expected demand, and with respect to evaluation units, the historical conversion rate and age of the units. Inherent in our estimates of market value in determining inventory valuation are estimates related to economic trends, future demand for our products, the timing of new product introductions and technological obsolescence of our products. Inventory write-downs are reflected as an increase to the cost of product and amounted to approximately $6.0 million, $1.1 million and $1.5 million in the years ended December 31, 2008, 2007 and 2006, respectively. The increase in inventory obsolescence write-downs was related to legacy inventory and resulted from the launch of the new 50 series, which is expected to replace the older legacy models.

Allowances for Doubtful Accounts

We make judgments as to our ability to collect outstanding receivables and provide allowances for the applicable portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding receivables. For those receivables not specifically reviewed, provisions are provided at differing rates, based upon the age of the receivable. In determining these percentages, we analyze our historical collection experience and current economic trends. If the historical data we use to calculate the allowance for doubtful accounts does not reflect the future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and the future results of operations could be materially affected. The allowance for doubtful accounts was $770,000 and $734,000 at December 31, 2008 and 2007, respectively.

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

	Year ended December 31,
(dollars in thousands)	2008	2007	2006
Total Revenue	$333,349	$236,406	$90,207
Total Revenue by Type:
Product	$252,929	$196,622	$77,298
Support and services	$80,420	$39,784	$12,909
% Revenue by Type:
Product	76%	83%	86%
Support and services	24%	17%	14%
Total Revenue by Geography:
United States	$193,190	$148,171	$65,675
Europe, Middle East and Africa	$87,446	$49,571	$11,949
Rest of the World	$52,713	$38,664	$12,583
% Revenue by Geography:
United States	58%	63%	73%
Europe, Middle East and Africa	26%	21%	13%
Rest of the World	16%	16%	14%
Total Revenue by Sales Channel:
Direct	$27,703	$26,046	$22,177
Indirect	$305,646	$210,360	$68,030
% Revenue by Sales Channel:
Direct	8%	11%	25%
Indirect	92%	89%	75%

2008 Compared to 2007:    Product revenue increased in 2008 due primarily to an increase in unit volume from increasing sales to existing customers and the addition of new customers. As of December 31, 2008, our products had been sold to over 5,500 customers, compared to approximately 3,500 as of December 31, 2007. We believe the market for our products has grown due to increased market awareness of wide-area data services and distributed organizations, which increases dependence on timely access to data and applications.

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

In the year ended December 31, 2008, we derived 92% of our revenue from indirect channels compared to 89% in the year ended December 31, 2007. We expect indirect channel revenue to continue to be a significant portion of our revenue.

We generated 42% of our revenue in the year ended December 31, 2008 from international locations, compared to 37% in the year ended December 31, 2007. We continue to expand into international locations and introduce our products in new markets and expect international revenue to increase in dollar amount over time.

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

Cost of Revenue and Gross Margin

Cost of product revenue consists of the costs of the appliance hardware, manufacturing, shipping and logistics costs and expenses for inventory obsolescence and warranty obligations. We utilize third parties to assist in the design of and to manufacture our appliance hardware, embed our proprietary software and perform shipping logistics. Cost of support and service revenue consists of personnel costs of technical support and professional services personnel, spare parts and logistics services. As we expand internationally and into other sectors, we may incur additional costs to conform our products to comply with local laws or local product specifications. In addition, as we expand internationally, we will continue to hire additional technical support personnel to support our growing international customer base.

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

	Year ended December 31,
(dollars in thousands)	2008	2007	2006
Revenue:
Product	$252,929	$196,622	$77,298
Support and services	80,420	39,784	12,909

Total revenue	333,349	236,406	90,207

Cost of revenue:
Cost of product	60,439	51,068	25,174
Cost of support and services	28,175	14,856	4,978

Total cost of revenue	88,614	65,924	30,152

Gross profit	$244,735	$170,482	$60,055

Gross margin for product	76%	74%	67%
Gross margin for support and services	65%	63%	61%
Total gross margin	73%	72%	67%

2008 Compared to 2007:    The increase in cost of product revenue was due primarily to increased unit volume associated with higher revenue. Cost of product revenue in the year ended December 31, 2008 also includes $6.0 million of a write-down of inventory on hand in excess of forecasted demand compared to inventory obsolescence costs in the year ended December 30, 2007 of $1.1 million. The increase in the write-down of inventory is related to the write down of legacy inventory as we transition to the 50 series Steelhead appliances. Cost of support and services revenue increased as we added more technical support headcount domestically and abroad to support our growing customer base. Technical support and services headcount was 110 employees as of December 31, 2008 compared to 69 employees as of December 31, 2007.

Gross margins increased to 73% in the year ended December 31, 2008 from 72% in the year ended December 31, 2007 primarily due to higher margins on product revenue primarily as a result of lower unit product costs as well as a favorable product mix partially offset by the write-down of inventory. Gross margins for support and services increased to 65% as a result of revenues increasing at a higher rate than support and services costs. This increase was slightly offset by a decrease in support margins of approximately 2% as a result of increased stock-based compensation, which was $4.5 million in the year ended December 31, 2008, compared to $2.6 million in the year ended December 31, 2007.

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

Sales and Marketing Expenses

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

	Year ended December 31,
(dollars in thousands)	2008	2007	2006
Sales and marketing expenses	$140,653	$95,652	$48,080
Percent of total revenue	42%	40%	53%

2008 Compared to 2007:    The increase in sales and marketing expenses was primarily due to an increase in the number of sales and marketing employees, as sales and marketing headcount grew to 404 employees as of December 31, 2008 from 285 employees as of December 31, 2007. The increase in employees resulted in higher salary expense and employee related benefits. Additionally, commission expense increased in the year ended December 31, 2008 as compared to the year ended December 31, 2007 due to increased revenue and personnel. Salaries and related benefits, bonuses and commissions accounted for $24.4 million, marketing related activities accounted for $2.8 million, facilities and information technology expenses accounted for $3.2 million and travel and entertainment expenses accounted for $3.3 million of the $45.0 million increase in sales and marketing expenses. Stock-based compensation, which was $23.6 million in the year ended December 31, 2008 compared to $15.2 million in the year ended December 31, 2007, accounted for approximately $8.4 million of the increase in sales and marketing expenses.

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

	Year ended December 31,
(dollars in thousands)	2008	2007	2006
Research and development expenses	$58,658	$39,696	$19,215
Percent of total revenue	18%	17%	21%

2008 Compared to 2007:    Research and development expenses increased in the year ended December 31, 2008 compared to the year ended December 31, 2007 due to an increase in personnel and facility-related costs as a result of research and development headcount increasing to 240 employees as of December 31, 2008 from 181 employees as of December 31, 2007. Salaries, bonuses and related benefits accounted for $9.0 million and facilities and related costs accounted for $2.3 million of the $19.0 million increase in research and development expenses. Stock-based compensation, which was $13.0 million in the year ended December 31, 2008 compared to $8.6 million in the year ended December 31, 2007, accounted for $4.4 million of the increase in research and development expenses. We plan to continue to invest in research and development as we develop new products and make further enhancements to existing models.

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

	Year ended December 31,
(dollars in thousands)	2008	2007	2006
General and administrative expenses	$38,669	$24,834	$9,294
Percent of total revenue	12%	11%	10%

2008 Compared to 2007:    The increase in general and administrative expenses for the year ended December 31, 2008 compared to the year ended December 31, 2007 is due to an increase in personnel costs, primarily as a result of headcount increasing to 98 employees as of December 31, 2008 from 83 employees as of December 31, 2007, and an increase in professional services fees. Salaries, bonuses and related benefits accounted for $3.2 million and professional service fees accounted for approximately $5.0 million of the $13.8 million increase in general and administrative expenses. Professional service fees increased primarily due to increased intellectual property (IP) related legal fees associated with IP litigation. Legal fees associated with the IP litigation were $4.1 million in the year ended December 31, 2008 compared to zero in the year ended December 31, 2007. Legal fees are expected to decrease now that the IP litigation is resolved. Stock-based compensation, which was $9.2 million in the year ended December 31, 2008 compared to $5.4 million in the year ended December 31, 2007, accounted for approximately $3.8 million of the increase in general and administrative expenses.

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

Other charges

During the year ended December 31, 2008, we entered into a mutual release and settlement agreement (the “Settlement Agreement”) with Quantum Corporation (“Quantum”) and certain affiliates of Quantum, pursuant to which we jointly executed and filed dismissals of patent infringement actions brought in the United States District Court for the Northern District of California. Pursuant to the terms of the Settlement Agreement, we paid Quantum a lump sum of $11.0 million, and entered into a perpetual covenant not to sue each other or certain other parties related to the patents in question and certain patents related to data de-duplication as well as a three-year covenant not to file any patent infringement lawsuits against each other or certain other parties. In addition, we released each other from any and all claims, demands, losses, liabilities and causes of action relating to any infringement of any patent based on acts occurring prior to the date of the Settlement Agreement. Based on the terms of the Settlement Agreement we recorded operating expense of $11.0 million during 2008. No such expenses existed in 2007.

Other Income (Expense), Net

Other income (expense), net consists primarily of interest income on our cash and marketable securities, interest expense, and foreign currency exchange losses. Cash has historically been invested in highly liquid investments such as time deposits held at major banks, commercial paper, U.S. government agency discount notes, money market mutual funds and other money market securities with maturities at the date of purchase of 90 days or less.

	Year ended December 31,
(dollars in thousands)	2008	2007	2006
Interest income	$6,806	$10,068	$2,096
Interest expense	—	—	(247)
Other	(292)	(335)	(857)

Total other income, net	$6,514	$9,733	$992

2008 Compared to 2007:    Other income (expense), net, decreased in the year ended December 31, 2008 due to decreased interest income on cash and marketable securities balances as a result of declining interest rates. Weighted average interest rates applicable to our cash and marketable securities balances decreased to 2.6% in the year ended December 31, 2008 compared to 5.0% in the year ended December 31, 2007. Other expense in the year ended December 31, 2008 and 2007 consists primarily of foreign currency losses.

2007 Compared to 2006:    Other income (expense), net, increased in the year ended December 31, 2007 primarily due to interest income on higher cash and marketable securities balances. We did not have interest expense in 2007, as we paid off the balance of our credit facility on October 2, 2006. Other expense decreased due to recording our preferred stock warrants to fair value in 2006 and no such adjustment was required in 2007. In the year ended December 31, 2006 we recognized a $644,000 charge to record our preferred stock warrants at fair value. Subsequent to our IPO, we were no longer required to record the warrants to fair value. Other expense in the years ended December 31, 2007 consists primarily of foreign currency losses.

Provision (Benefit) for Income Taxes

The provision (benefit) for income taxes was ($8.3) million, $5.2 million and $303,000 for the years ended December 31, 2008, 2007 and 2006, respectively. Our income tax provision (benefit) consists of federal, foreign, and state income taxes. Our effective tax rate was (367%), 26% and (2%) for the year ended December 31, 2008, 2007 and 2006, respectively.

The decrease in the effective tax rate for 2008 as compared to 2007 was primarily the result of the reduction in income tax expense of $11.7 million due to the reduction of valuation allowances during the fourth quarter of 2008 against our domestic deferred tax assets. This benefit was partially offset by a provision for income taxes of $3.4 million in 2008 related to federal, foreign and state income taxes.

Our effective tax rate differs from the federal statutory rate due to state taxes, significant permanent differences and the change in our valuation allowances on our net deferred tax assets. Significant permanent differences arise from the portion of stock-based compensation expense that is not expected to generate a tax deduction, such as stock compensation expense on grants to foreign employees, our purchase plan and incentive stock options, offset by the actual tax benefits in the current periods from disqualifying dispositions of those shares.

In the year ended December 31, 2007 and in prior years, in accordance with SFAS No. 109, we recorded a full valuation allowance against our deferred tax assets because of the uncertainty of the realization of the deferred tax assets. Realization of our deferred tax assets is dependent primarily upon future taxable income. In assessing the need for a valuation allowance, we have considered our historical levels of income, expectations of future taxable income and on-going tax planning strategies.

In the year ended December 31, 2008, management reevaluated the need for a full valuation allowance on its deferred tax assets as a result of cumulative profits generated in the most recent three year period as well as other positive evidence. As a result of this evaluation, we concluded that it is more likely than not that we will realize sufficient earnings to utilize a significant portion of our deferred tax assets. Accordingly, we reversed the valuation allowance against our domestic deferred tax assets.

We continue to maintain a valuation allowance on certain foreign deferred tax assets. To the extent we conclude that future taxable income and ongoing tax planning strategies warrant the release of all or a portion of the remaining valuation allowance, which totaled $764,000 as of December 31, 2008, a reduction in the valuation allowance would result in additional income tax benefit in such period.

Our effective tax rate in 2008 has fluctuated significantly on a quarterly basis. The effective tax rate can be affected by our stock-based compensation expense, changes in the valuation of our deferred tax assets, changes in actual results versus our estimates, or changes in tax laws, regulations, accounting principles, or interpretations thereof. In October 2008, the federal research and development tax credit was reinstated. The impact of the credit on our effective tax rate is reflected in the tax rate for the year ended December 31, 2008.

We are subject to potential income tax audits on open tax years by any taxing jurisdiction which we operate in. The taxing authorities of the most significant jurisdictions are the United States Internal Revenue Service, California Franchise Tax Board and HM Revenue and Customs in the United Kingdom (UK). We do not anticipate any material adjustments to our tax provisions relating to previously filed tax returns. The statute of limitations for federal, state, and UK tax purposes are generally three, four, and three years respectively; however, we continue to carryover tax attributes prior to these periods for federal and state purposes, which would still be open for examination by the respective tax authorities. Accordingly, all years since our inception are open to tax examinations for federal and state purposes. Our UK tax returns from 2005 to the present are open for examination.

Quarterly Results of Operations

The following table sets forth our unaudited quarterly consolidated statement of operations data for each of the eight quarters ended December 31, 2008. In management’s opinion, the data has been prepared on the same basis as the audited consolidated financial statements included in this Annual Report on Form 10-K, and reflects all necessary adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of this data. The results of historical periods are not necessarily indicative of the results of operations for a full year or any future period.

	For the three months ended
(in thousands, except per share data)	2008				2007
	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31
Revenue:
Product	$67,355	$65,238	$62,607	$57,729	$63,287	$52,508	$45,188	$35,639
Support and services	24,873	21,309	18,985	15,253	13,023	10,802	8,814	7,145

Total revenue	92,228	86,547	81,592	72,982	76,310	63,310	54,002	42,784

Cost of revenue:
Cost of product	15,286	16,653	14,564	13,936	14,015	14,029	12,856	10,168
Cost of support and services	8,024	7,174	6,967	6,010	4,857	4,111	3,502	2,386

Total cost of revenue	23,310	23,827	21,531	19,946	18,872	18,140	16,358	12,554

Gross profit	68,918	62,720	60,061	53,036	57,438	45,170	37,644	30,230
Operating expenses	63,785	70,856	60,151	54,188	52,949	43,206	35,440	28,587

Operating income (loss)	5,133	(8,136)	(90)	(1,152)	4,489	1,964	2,204	1,643
Other income (expense), net	1,455	1,287	1,472	2,300	2,705	2,754	2,555	1,719

Income (loss) before provision for income taxes	6,588	(6,849)	1,382	1,148	7,194	4,718	4,759	3,362

Provision (benefit) for income taxes	(16,667)	5,574	2,251	510	2,367	1,950	815	103

Net income (loss)	$23,255	$(12,423)	$(869)	$638	$4,827	$2,768	$3,944	$3,259

Net income (loss) per share basic	$0.33	$(0.17)	$(0.01)	$0.01	$0.07	$0.04	$0.06	$0.05

Net income (loss) per share diluted	$0.33	$(0.17)	$(0.01)	$0.01	$0.07	$0.04	$0.05	$0.05

Stock-based compensation expense included in above	$12,251	$13,031	$13,918	$11,208	$9,622	$9,363	$7,440	$5,376

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

Commencing with the first shipment of our products in the second quarter of 2004, revenue has increased sequentially in all but one quarter, due to increases in the number of products sold to new and existing customers and international expansion. Cost of revenue has increased sequentially each quarter in absolute dollars; however, has decreased over time as a percentage of revenue. The increase in gross margins is primarily due to higher margins on product revenue as a result of lower unit product costs. Excluding the impact of the Quantum settlement of $11.0 million in the third quarter of 2008, operating expenses increased sequentially in all quarters, as we continued to add headcount and related costs to accommodate our growing business.

Liquidity and Capital Resources

	As of December 31,
(in thousands)	2008	2007	2006
Working capital	$248,187	$241,135	$101,319
Cash and cash equivalents	95,378	162,979	105,330
Marketable securities	172,398	83,103	3,999

	Year ended December 31,
(in thousands)	2008	2007	2006
Cash provided by operating activities	$71,446	$48,168	$297
Cash used in investing activities	(105,055)	(90,927)	(10,509)
Cash provided by (used in) financing activities	(33,518)	100,323	105,090

Cash and Cash Equivalents

Cash and cash equivalents consist of money market mutual funds, government sponsored enterprise obligations, treasury bills, commercial paper and other money market securities with remaining maturities at date of purchase of 90 days or less.

Marketable securities consist of government sponsored enterprise obligations, treasury bills and corporate bonds and notes. We adopted SFAS No. 157 in the year ended December 31, 2008. The fair value of marketable securities is determined in accordance with SFAS No. 157, which defines the fair value as the exit price in the principal market in which we would transact. The fair value of our marketable securities has not materially fluctuated from historical cost. The accumulated unrealized gains, net of tax, on marketable securities recognized in accumulated other comprehensive income (loss) in our stockholders’ equity is approximately $289,000. The recent volatility in the credit markets has increased the risk of material fluctuations in the fair value of marketable securities.

Cash and cash equivalents, and marketable securities increased by $21.7 million to $267.8 million in the year ended December 31, 2008.

Pursuant to certain lease agreements and as security for our merchant services agreement with our financial institution, we are required to maintain cash reserves, classified as restricted cash. Current restricted cash totaled $55,000 at December 31, 2008 and $142,000 at December 31, 2007, and long-term restricted cash totaled $3.5 million at December 31, 2008 and 2007. Long-term restricted cash is included in other assets in the consolidated balance sheets and consists primarily of funds held as collateral for letters of credit for the security deposit on the leases of our corporate headquarters and is restricted until the end of the lease terms on August 30, 2010 and July 31, 2014.

Since the fourth quarter of 2004, we have expanded our operations internationally. Our sales contracts are principally denominated in U.S. dollars and therefore changes in foreign exchange rates have not materially affected our cash flows from operations. As we fund our international operations, our cash and cash equivalents are affected by changes in exchange rates. To date, the foreign currency effect on our cash and cash equivalents has not been material.

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

Cash provided by operating activities was $71.4 million in the year ended December 31, 2008 compared to $48.2 million in the year ended December 31, 2007 primarily due to increased profitability after excluding the effects of non-cash stock-based compensation expense and depreciation and amortization.

Cash Flows from Investing Activities

Cash flows used in investing activities primarily relate to investments in marketable securities and capital expenditures to support our growth.

Cash used in investing activities increased in the year ended December 31, 2008 compared to the year ended December 31, 2007 primarily due to additional purchases of marketable securities and additional capital expenditures.

Cash Flows from Financing Activities

Cash flows from financing activities in the year ended December 31, 2008 consisted of repurchases of common stock and proceeds and tax benefits received from the exercise of stock options and stock purchases under our Purchase Plan.

On April 21, 2008, our Board of Directors authorized a Share Repurchase Program, which authorizes us to repurchase up to $100.0 million of our outstanding common stock during a period not to exceed 24 months from the Board authorization date. The Program does not require us to purchase a minimum number of shares, and may be suspended, modified or discontinued at any time. During 2008, we repurchased 4,027,706 shares of common stock under this Program for an aggregate purchase price of approximately $50.0 million, or an average of $12.41 per share. The timing and amounts of these repurchases were based on market conditions and other factors including price, regulatory requirements and capital availability. The share repurchases were financed by available cash balances and cash from operations.

We believe that our net proceeds from operations, together with our cash balance at December 31, 2008, will be sufficient to fund our projected operating requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of expansion into new territories, the timing of introductions of new products and enhancements to existing products, and the continuing market acceptance of our products. In February 2009, we acquired Mazu Networks, Inc. for approximately $25.0 million of cash which was paid for from our existing cash balance. In the future, we may enter into other arrangements for potential investments in, or acquisitions of, complementary businesses, services or technologies, which could require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Contractual Obligations

The following is a summary of our contractual obligations as of December 31, 2008:

	Year ending December 31,
	Total	2009	2010	2011	2012	2013	Thereafter
	(in thousands)
Contractual Obligations
Operating leases	$29,488	$5,721	$5,576	$6,453	$5,361	$4,099	$2,278
Purchase obligations (1)	13,265	12,034	1,200	31	—	—	—

Total contractual obligations	$42,753	$17,755	$6,776	$6,484	$5,361	$4,099	$2,278

(1)	Represents amounts associated with agreements that are enforceable, legally binding and specify terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of payment. Obligations under contracts that we can cancel without a significant penalty are not included in the table above.

Off-Balance Sheet Arrangements

At December 31, 2008 and 2007, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes, nor did we have any undisclosed material transactions or commitments involving related persons or entities.

Other

At December 31, 2008 and 2007, we did not have commercial commitments under lines of credit, standby repurchase obligations or other such debt arrangements.

Recent Accounting Pronouncements

See Note 16 of “Notes to Consolidated Financial Statements” for recent accounting pronouncements that could have an effect on us.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Risk

Our sales contracts are principally denominated in U.S. dollars and therefore our revenue and receivables are not subject to significant foreign currency risk. We do incur certain operating expenses in currencies other than the U.S. dollar and therefore are subject to volatility in cash flows due to fluctuations in foreign currency exchange rates, particularly changes in the British pound, Euro, Australian dollar and Singapore dollar. To date, we have not entered into any hedging contracts since exchange rate fluctuations have had minimal impact on our operating results and cash flows. We sell predominantly in U.S. dollars, and the recent increase in value of the U.S. dollar relative to most other major currencies may negatively affect our sales as any foreign currency devaluation against the U.S. dollar would increase the real cost of our products to our customers and partners in foreign markets where we sell in U.S. dollars. In addition, sales would be negatively affected if we chose to more heavily discount our product price in foreign markets to maintain competitive pricing.

Interest Rate Sensitivity

We had unrestricted cash and cash equivalents totaling $95.4 million and $163.0 million at December 31, 2008 and December 31, 2007, respectively. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Cash and cash equivalents include highly liquid investments with a maturity of ninety days or less at the time of purchase. Cash equivalents consist primarily of money market mutual funds, government sponsored enterprise obligations, treasury bills, and other money market securities. Due to the high investment quality and short duration of these investments, we do not believe that we have any material exposure to changes in the fair market value as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income. The recent volatility in the credit markets has caused a macro shift in investments into highly liquid short-term investments such as U.S. Treasury bills. This has caused a significant decline in short-term interest rates, which we expect will reduce future investment income. In addition, the volatility in the credit markets increases the risk of write-downs of investments to fair market value.

Item 8.	Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The following financial statements are filed as part of this Annual Report on Form 10-K

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Riverbed Technology, Inc.

We have audited the accompanying consolidated balance sheets of Riverbed Technology, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the index at Item 15(b). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Riverbed Technology, Inc. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, under the heading Income Taxes, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109”, effective January 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Riverbed Technology, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2009 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

San Francisco, California

February 20, 2009

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Riverbed Technology, Inc.

We have audited Riverbed Technology Inc.’s internal control over financial reporting as of December 31, 2008 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Riverbed Technology, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting which is contained in Part I, Item 9A of this Annual Report on From 10-K under the heading “Management’s Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Riverbed Technology, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Riverbed Technology, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2008 and our report dated February 20, 2009 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

San Francisco, California

February 20, 2009

RIVERBED TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	As of December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$95,378	$162,979
Marketable securities	172,398	83,103
Trade receivables, net of allowances of $770 and $734 as of December 31, 2008 and 2007, respectively	46,839	50,072
Inventory	10,637	9,413
Prepaid expenses and other current assets	6,713	6,409
Deferred tax asset	6,185	—

Total current assets	338,150	311,976

Fixed assets, net	21,993	18,826
Deferred tax asset, non-current	27,033	—
Other long-term assets	11,341	6,800

Total assets	$398,517	$337,602

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,290	$20,325
Accrued compensation and benefits	13,137	14,290
Other accrued liabilities	13,342	9,381
Deferred revenue	45,194	26,845

Total current liabilities	89,963	70,841

Deferred revenue, non-current	12,967	6,634
Other long-term liabilities	1,758	409

Total long-term liabilities	14,725	7,043

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value — 30,000 shares authorized, no shares outstanding	—	—
Common stock and additional paid-in-capital; $0.0001 par value — 600,000 shares authorized; 69,145 and 71,332 shares issued and outstanding as of December 31, 2008 and 2007, respectively	316,847	295,487
Deferred stock-based compensation	(965)	(3,287)
Accumulated deficit	(21,934)	(32,535)
Accumulated other comprehensive income (loss)	(119)	53

Total stockholders’ equity	293,829	259,718

Total liabilities and stockholders’ equity	$398,517	$337,602

See Notes to Consolidated Financial Statements

RIVERBED TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year ended December 31,
	2008	2007	2006
Revenue:
Product	$252,929	$196,622	$77,298
Support and services	80,420	39,784	12,909

Total revenue	333,349	236,406	90,207

Cost of revenue:
Cost of product	60,439	51,068	25,174
Cost of support and services	28,175	14,856	4,978

Total cost of revenue	88,614	65,924	30,152

Gross profit	244,735	170,482	60,055

Operating expenses:
Sales and marketing	140,653	95,652	48,080
Research and development	58,658	39,696	19,215
General and administrative	38,669	24,834	9,294
Other charges	11,000	—	—

Total operating expenses	248,980	160,182	76,589

Operating income (loss)	(4,245)	10,300	(16,534)

Other income (expense)
Interest income	6,806	10,068	2,096
Interest expense	—	—	(247)
Other expense, net	(292)	(335)	(857)

Total other income (expense)	6,514	9,733	992

Income (loss) before provision for income taxes	2,269	20,033	(15,542)
Provision (benefit) for income taxes	(8,332)	5,235	303

Net income (loss)	$10,601	$14,798	$(15,845)

Net income (loss) per common share:
Basic	$0.15	$0.22	$(0.59)

Diluted	$0.14	$0.20	$(0.59)

Shares used in computing net income (loss) per common share:
Basic	70,757	68,020	26,977

Diluted	73,267	73,244	26,977

Stock-based compensation expense included in above:
Cost of product	$182	$101	$—
Cost of support and services	4,487	2,576	520
Sales and marketing	23,583	15,160	4,636
Research and development	13,003	8,593	2,541
General and administrative	9,153	5,371	1,521

Total stock-based compensation expense	$50,408	$31,801	$9,218

See Notes to Consolidated Financial Statements

RIVERBED TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

For the Years Ended December 31, 2008, 2007 and 2006

(in thousands)

	Convertible Preferred Stock		Common Stock and Additional Paid-in-Capital		Deferred Stock-Based Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2005	35,704	$36,385	16,721	$10,130	$(8,495)	$(31,488)	$(58)	$(29,911)
Issuance of Series D preferred stock for cash net of issuance costs of $85	3,738	19,915	—	—	—	—	—	—
Preferred stock converted to common at IPO	(39,442)	(56,300)	39,442	56,300	—	—	—	56,300
Proceeds from IPO, net of expenses	—	—	9,990	87,496	—	—	—	87,496
Stock options exercised	—	—	254	213	—	—	—	213
Stock options repurchased	—	—	(325)	(34)	—	—	—	(34)
Reclassification of options exercised but not vested	—	—	—	263	—	—	—	263
Reclassification of warrant liability upon IPO	—	—	—	1,238	—	—	—	1,238
Warrant exercise	—	—	98	—	—	—	—	—
Amortization of deferred stock-based compensation	—	—	—	(389)	2,791	—	—	2,402
Stock-based compensation	—	—	—	6,816	—	—	—	6,816
Comprehensive loss:
Currency translation adjustments	—	—	—	—	—	—	42	42
Net loss	—	—	—	—	—	(15,845)	—	(15,845)

Comprehensive loss	—	—	—	—	—	—	—	(15,803)

Balance at December 31, 2006	—	$—	66,180	$162,033	$(5,704)	$(47,333)	$(16)	$108,980

See Notes to Consolidated Financial Statements

RIVERBED TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

For the Years Ended December 31, 2008, 2007 and 2006 — (Continued)

(in thousands)

	Convertible Preferred Stock		Common Stock and Additional Paid-in-Capital		Deferred Stock-Based Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
Proceeds from follow-on stock offering, net of expenses	—	$—	2,855	$87,681	$—	$—	$—	$87,681
Stock issued under the Purchase Plan	—	—	734	6,733	—	—	—	6,733
Stock options exercised	—	—	1,531	5,059	—	—	—	5,059
Reclassification of options exercised but not vested	—	—	—	313	—	—	—	313
Warrant exercise	—	—	32	—	—	—	—	—
Tax benefit from employee stock plans	—	—	—	4,284	—	—	—	4,284
Amortization of deferred stock-based compensation	—	—	—	(146)	2,417	—	—	2,271
Stock-based compensation	—	—	—	29,530	—	—	—	29,530
Comprehensive income:
Currency translation adjustments	—	—	—	—	—	—	84	84
Unrealized loss on marketable securities							(15)	(15)
Net income	—	—	—	—	—	14,798	—	14,798

Comprehensive income	—	—	—	—	—	—	—	14,867

Balance at December 31, 2007	—	$—	71,332	$295,487	$(3,287)	$(32,535)	$53	$259,718

See Notes to Consolidated Financial Statements

RIVERBED TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

For the Years Ended December 31, 2008, 2007 and 2006 — (Continued)

(in thousands)

	Convertible Preferred Stock		Common Stock and Additional Paid-in-Capital		Deferred Stock-Based Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
Repurchase of common stock	—	$—	(4,028)	$(49,992)	$—	$—	$—	$(49,992)
Stock issued under the Purchase Plan	—	—	910	8,599	—	—	—	8,599
Stock options exercised	—	—	973	2,993	—	—	—	2,993
Stock options repurchased	—	—	(42)	(27)	—	—	—	(27)
Reclassification of options exercised but not vested	—	—	—	250	—	—	—	250
Tax benefit from employee stock plans	—	—	—	11,451	—	—	—	11,451
Amortization of deferred stock-based compensation	—	—	—	(364)	2,322	—	—	1,958
Stock-based compensation	—	—	—	48,450	—	—	—	48,450
Comprehensive income:
Currency translation adjustments	—	—	—	—	—	—	(476)	(476)
Unrealized gain on marketable securities, net of tax							304	304
Net income	—	—	—	—	—	10,601	—	10,601

Comprehensive income	—	—	—	—	—	—	—	10,429

Balance at December 31, 2008	—	$—	69,145	$316,847	$(965)	$(21,934)	$(119)	$293,829

See Notes to Consolidated Financial Statements

RIVERBED TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2008	2007	2006
Operating Activities:
Net income (loss)	$10,601	$14,798	$(15,845)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	10,506	5,052	2,037
Stock-based compensation	50,408	31,801	9,218
Revaluation and amortization of warrants	—	—	683
Deferred taxes	(32,619)	—	—
Excess tax benefit from employee stock plans	(4,909)	(850)	—
Changes in operating assets and liabilities:
Trade receivables	1,926	(32,265)	(12,792)
Inventory	(6,040)	(5,160)	(5,186)
Prepaid expenses and other assets	(190)	(1,614)	(3,887)
Accounts payable and other current liabilities	4,878	16,893	12,362
Income taxes payable	11,499	4,597	224
Deferred revenue	25,386	14,916	13,483

Net cash provided by operating activities	71,446	48,168	297

Investing Activities:
Capital expenditures	(12,406)	(9,708)	(5,110)
Purchase of available for sale securities	(424,864)	(129,099)	(3,999)
Proceeds from sales of available for sale securities	161,517	39,000	—
Proceeds from maturities of available for sale securities	174,538	10,980	—
Increase in other assets	(3,840)	(2,100)	(1,400)

Net cash used in investing activities	(105,055)	(90,927)	(10,509)

Financing Activities:
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	—	19,915
Proceeds from public offerings, net of expenses	—	87,681	87,496
Proceeds from issuance of common stock under employee stock plans, net of repurchases	11,565	11,792	179
Payments for repurchases of common stock	(49,992)	—	(2,500)
Excess tax benefit from employee stock plans	4,909	850	—

Net cash provided by (used in) financing activities	(33,518)	100,323	105,090

Effect of exchange rate changes on cash and cash equivalents	(474)	85	42

Net increase (decrease) in cash and cash equivalents	(67,601)	57,649	94,920
Cash and cash equivalents at beginning of period	162,979	105,330	10,410

Cash and cash equivalents at end of period	$95,378	$162,979	$105,330

Supplemental schedule of cash flow data:
Cash paid for interest	$6	$—	$206
Cash paid for income taxes	11,994	464	79

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

Reclassifications

Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

Use of Estimates

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (GAAP). These accounting principles require us to make certain estimates and judgments that can affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the periods presented. Significant estimates and assumptions made by management include the determination of the fair value of stock awards issued, the allowance for doubtful accounts, inventory valuation and the accounting for income taxes, including the determination of the timing of the release of our valuation allowance related to our deferred tax asset balances. We believe that the estimates and judgments upon which we rely are reasonable based upon information available to us at the time that these estimates and judgments are made. To the extent there are material differences between these estimates and actual results, our consolidated financial statements will be affected.

RIVERBED TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue Recognition

Our software is integrated on appliance hardware and is essential to the functionality of the product. As a result, we account for revenue in accordance with Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions, for all transactions involving the sale of software. We recognize product revenue when all of the following have occurred: (1) we have entered into a legally binding arrangement with a customer; (2) delivery has occurred, which is when product title transfers to the customer; (3) customer payment is deemed fixed or determinable and free of contingencies and significant uncertainties; and (4) collection is probable.

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

We use the residual method to recognize revenue when a product agreement includes one or more elements to be delivered at a future date and vendor specific objective evidence (VSOE), of the fair value of all undelivered elements exists. Through December 31, 2008, in virtually all of our contracts, the only element that remained undelivered at the time of delivery of the product was support services. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the contract fee is recognized as product revenue. If evidence of the fair value of one or more undelivered elements does not exist, all revenue is generally deferred and recognized when delivery of those elements occurs or when fair value can be established. When the undelivered element for which we do not have a fair value is support, revenue for the entire arrangement is bundled and recognized ratably over the support period. VSOE of fair value for elements of an arrangement is based upon the normal pricing and discounting practices for those services when sold separately, and VSOE for support services is measured by the renewal rate offered to the customer.

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

RIVERBED TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We assess the ability to collect from our customers based on a number of factors, including creditworthiness of the customer and past transaction history with the customer. If the customer is not deemed creditworthy, we defer all revenue from the arrangement until payment is received and all other revenue recognition criteria have been met.

Stock-Based Compensation

Prior to January 1, 2006, we accounted for employee stock options using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and Financial Accounting Standards Board Interpretation (FIN) 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB No. 25, and had adopted the disclosure only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure.

In accordance with APB 25, stock-based compensation expense, which is a non-cash charge, resulted from stock option grants at exercise prices that, for financial reporting purposes, were deemed to be below the estimated fair value of the underlying common stock on the date of grant. As of December 31, 2005, deferred stock-based compensation relative to these options was approximately $9.9 million, which is being amortized on a straight-line basis over the service period, which generally corresponds to the vesting period. As of December 31, 2008, total compensation cost related to stock options granted under APB 25 but not yet recognized was approximately $965,000. During the years ended December 31, 2008, 2007 and 2006, we amortized $2.0 million, $2.3 million and $2.4 million, respectively, of deferred compensation expense, net of reversals for terminations, related to these options.

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment, using the prospective transition method, which requires us to apply the provisions of SFAS No. 123(R) to new awards granted, and to awards modified, repurchased or cancelled, after the effective date. New awards granted include stock options, restricted stock units (RSUs), and stock purchased under our Employee Stock Purchase Plan (the “Purchase Plan”). Under this method, stock-based compensation expense recognized beginning January 1, 2006 is based on a combination of the following: (a) the grant-date fair value of stock option, RSU and employee stock purchase plan awards granted or modified after January 1, 2006; and (b) the amortization of deferred stock-based compensation related to stock option awards granted prior to January 1, 2006, which was calculated using the intrinsic value method as previously permitted under APB 25.

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

RIVERBED TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

deductions at a price per share that is 85% of the lesser of the fair market value of our common stock as of the beginning of an applicable offering period or the applicable purchase date, with purchases generally every six months.

In the year ended December 31, 2008, we granted 856,700 RSUs. The fair value of RSUs is based on the closing market price of our common stock on the date of grant and the related compensation expense, net of estimated forfeitures, is amortized on a straight-line basis over the service period of four years.

The fair value of options granted and Purchase Plan shares was estimated at the date of grant using the following assumptions:

	Year ended December 31,
	2008	2007	2006
Employee Stock Options (1)
Expected life in years	4.5	4.5 – 6.0	4.5 – 6.1
Risk-free interest rate	2.5% – 3.1%	3.4% – 4.9%	4.6% – 5.1%
Volatility	50% – 51%	51% – 62%	62% – 81%
Weighted average fair value of grants	$6.84	$17.54	$6.07
Purchase Plan
Expected life in years	0.5 – 2.0	0.5 – 2.0	0.5 – 2.0
Risk-free interest rate	1.3% – 2.4%	4.0% – 5.0%	4.8% – 5.1%
Volatility	47% – 71%	38% – 46%	42% – 47%
Weighted average fair value of grants	$5.09	$11.36	$15.20

(1)	Assumptions used in 2008 exclude the assumptions used related to the modification accounting associated with the Tender Offer.

The expected term represents the period that stock-based awards are expected to be outstanding. For the years ended December 31, 2008, 2007 and 2006, we have elected to use the simplified method of determining the expected term of stock options as permitted by Securities and Exchange Commission (SEC) Staff Accounting Bulletin 107 and 110 due to our lack of sufficient historical exercise data. The computation of expected volatility for the year ended December 31, 2008 is based on the historical volatility of comparable companies from a representative peer group selected based on industry, financial and market capitalization data. As required by SFAS No. 123(R), management estimated expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest.

During 2008, we filed a Tender Offer Statement on Schedule TO with the SEC pursuant to which we extended an offer to non-section 16 reporting employees to exchange up to an aggregate of 5,511,495 options to purchase shares of our common stock, whether vested or unvested. Options granted prior to May 1, 2008 with an exercise price greater than 120% of the closing market price on April 30, 2008 were eligible to be tendered pursuant to the offer. The closing market price on April 30, 2008 was $13.67. In accordance with the Tender Offer (the “TO”), the number of new options issued was based on an exchange ratio of 0.85 new shares for each share exchanged based on the number of options tendered. A total of 5,246,325 options were tendered and cancelled, and a total of 4,459,392 options were granted on May 30, 2008 at $17.95 per share. The new options retain the vesting schedule of the options exchanged. The TO is subject to modification accounting pursuant to SFAS No. 123(R) whereby the total compensation cost measured at the date of modification is the

RIVERBED TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

portion of the grant-date fair value of the original award for which the requisite service is expected to be rendered (or has already been rendered) at that date plus the incremental cost resulting from the modification. The incremental cost resulting from the modification is measured as the excess of the fair value of the modified award over the fair value of the original award immediately before its terms are modified. The incremental fair value of $5.5 million for the new awards was computed using an expected life of 2.5 years to 3.6 years, a risk-free interest rate of 2.4% to 2.6% and a volatility of 48% to 49%. The $407,000 incremental fair value of the vested awards was recognized as compensation expense on the modification date in 2008. The $5.1 million incremental fair value of the unvested awards is being amortized over the remaining service period.

As of December 31, 2008, total compensation cost related to stock options granted under SFAS No. 123(R) to employees and directors but not yet recognized was approximately $90.0 million, net of estimated forfeitures of $16.3 million. This cost will be recognized on a straight-line basis over the remaining weighted-average period of 2.7 years. Amortization in the years ended December 31, 2008, 2007 and 2006 was $36.9 million, $18.9 million and $4.3 million, respectively.

As of December 31, 2008, total unrecognized compensation cost related to nonvested RSUs granted under SFAS No. 123(R) to employees and directors but not yet recognized was approximately $8.5 million, net of estimated forfeitures of $1.8 million. This cost will be recognized over the remaining weighted-average period of 3.4 years. Amortization in the year ended December 31, 2008 was $1.9 million and zero in the years ended December 31, 2007 and 2006, respectively.

As of December 31, 2008, there was $10.0 million, net of estimated forfeitures, left to be amortized under our Purchase Plan, which will be amortized over the remaining Purchase Plan offering period, which is 19 months. Amortization in the years ended December 31, 2008, 2007 and 2006 was $9.6 million, $10.6 million and $2.5 million, respectively.

In accordance with SFAS No. 123(R), we have presented the cash-related tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options as financing cash flows for the years ended December 31, 2008 and 2007. Tax benefits presented as financing cash flows for the years ended December 31, 2008, 2007 and 2006 were $4.9 million, $850,000 and zero, respectively. Tax benefits related to stock option exercises for options granted before the adoption of SFAS No. 123(R) are presented as operating cash flows.

Accounting for Income Taxes

We use the asset and liability method of accounting for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Under this method, income tax expenses or benefits are recognized for the amount of taxes payable or refundable for the current year and for deferred tax liabilities and assets for the expected tax consequences of temporary differences between the tax bases of assets and liabilities for financial reporting purposes and amounts recognized for income tax purposes. The measurement of current and deferred tax assets and liabilities are based on provisions of currently enacted tax laws. The effects of future changes in tax laws or rates are not contemplated.

As part of the process of preparing our consolidated financial statements, we are required to estimate our income tax expense and tax contingencies in each of the tax jurisdictions in which we operate. This process involves estimating current income tax expense together with assessing temporary differences in the treatment of items for tax purposes versus financial accounting purposes that may create net deferred tax assets and liabilities. We rely on management estimates and assumptions in preparing our income tax provision.

RIVERBED TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In the year ended December 31, 2007 and in prior years, in accordance with SFAS No. 109, we recorded a full valuation allowance because of the uncertainty of the realization of the deferred tax assets. In assessing the need for a valuation allowance, we considered our historical levels of income, expectations of future taxable income and on going tax planning strategies.

As of December 31, 2008, management reevaluated the need for a full valuation allowance on its deferred tax assets as a result of cumulative profits generated in the most recent three year period as well as other positive evidence. As a result of this evaluation, we concluded that it is more likely than not that we will generate sufficient taxable income to realize a significant portion of our deferred tax assets. Accordingly, we reversed the valuation allowance against our domestic deferred tax assets and recorded a tax benefit of $11.7 million in 2008. This benefit was partially offset by a provision for income taxes of $3.4 million for 2008 related to federal, state and foreign taxes. We continue to maintain a valuation allowance on certain foreign deferred tax assets.

To the extent we conclude that future taxable income and ongoing tax planning strategies warrant the reversal of all or a portion of the remaining valuation allowance, which totaled $764,000 as of December 31, 2008, a reduction to the valuation allowance would result in additional income tax benefit in such period.

We are subject to periodic audits by the Internal Revenue Service and other taxing authorities. These audits may challenge certain tax positions we have taken, such as the timing and amount of deductions and allocation of taxable income to the various tax jurisdictions. Income tax contingencies are accounted for in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), and may require significant management judgment in estimating final outcomes. Actual results could differ materially from these estimates and could significantly affect the effective tax rate and cash flows in future years. As of December 31, 2008, we have $1.6 million recorded for such contingencies and have recognized a decrease in our deferred tax asset of $594,000. We have elected to record interest and penalties recognized in accordance with FIN 48 in the financial statements as a component of income taxes.

Inventory Valuation

Inventory consists of hardware and related component parts and is stated at the lower of cost (on a first-in, first-out basis) or market. A portion of our inventory relates to evaluation units located at customer locations, as some of our customers test our equipment prior to purchasing. Inventory that is obsolete or in excess of our forecasted demand is written down to its estimated realizable value based on historical usage, expected demand, and with respect to evaluation units, the historical conversion rate and age of the unit. Inherent in our estimates of market value in determining inventory valuation are estimates related to economic trends, future demand for our products, the timing of new product introductions and technological obsolescence of our products. Inventory write-downs are reflected as an increase to the cost of product and amounted to approximately $6.0 million, $1.1 million and $1.5 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Allowances for Doubtful Accounts

We make judgments as to our ability to collect outstanding receivables and provide allowances for the portion of trade receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding receivables. For those receivables not specifically

RIVERBED TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reviewed, provisions are provided at differing rates, based upon the age of the receivable. In determining these rates, we analyze our historical collection experience and current economic trends. The allowance for doubtful accounts was $770,000 and $734,000 at December 31, 2008 and 2007, respectively.

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

We capitalized $3.5 million, $2.1 million and $1.3 million in internal use software during the years ended December 31, 2008, 2007 and 2006, respectively. Amortization expense related to these assets totaled $1.1 million, $343,000 and $43,000 during the years ended December 31, 2008, 2007 and 2006, respectively.

Warranty Reserve

Upon shipment of products to our customers, we provide for the estimated cost to repair or replace products that may be returned under warranty. Our warranty period is typically 12 months from the date of shipment to the end-user customer for hardware and 90 days for software. For existing products, the reserve is estimated based on actual historical experience. For new products, the warranty reserve is based on historical experience of similar products until such time as sufficient historical data has been collected for the new product. Our warranty liability was approximately $1.2 million and $1.1 million at December 31, 2008 and 2007, respectively.

The following is a summary of the warranty reserve activity for the three years ended December 31, 2008:

	Year ended December 31,
(in thousands)	2008	2007	2006
Beginning balance	$1,089	$735	$138
Additions charged to operations	1,745	2,120	1,226
Warranty costs provided to customers	(1,629)	(1,766)	(629)

Ending balance	$1,205	$1,089	$735

Cash and Cash Equivalents

We consider all highly liquid investments purchased with original maturities at the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents are stated at cost, which approximates fair value.

Marketable Securities

We determine the appropriate classification of investments in marketable securities at the time of purchase in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and reevaluate such determination at each balance sheet date. The fair value of our

RIVERBED TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

marketable securities is determined in accordance with SFAS No. 157, Fair Value Measurements, which we adopted in 2008. SFAS No. 157 defines fair value as the exit price in the principal market in which we would transact. Securities, which are classified as available for sale at December 31, 2008, 2007 and 2006, are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. Unrealized gains and losses to date have not been material. Realized gains and losses and declines in value judged by us to be other-than-temporary on securities available for sale are included as a component of interest income (expense). The cost of securities sold is based on the specific-identification method. Interest on securities classified as available for sale is included as a component of interest income.

Deferred Inventory Costs

When our products have been delivered, but the product revenue associated with the arrangement has been deferred as a result of not meeting the revenue recognition criteria in SOP 97-2, we also defer the related inventory costs for the delivered items in accordance with Accounting Research Bulletin 43, Restatement and Revision of Accounting Research Bulletins. Deferred inventory costs amounted to approximately $2.2 million and $2.3 million at December 31, 2008 and 2007, respectively, and are included in prepaid expenses and other current assets in the consolidated balance sheets.

Service Inventory

We hold service inventory that is used to repair or replace defective hardware reported by our customers who purchase support services. We classify service inventory as other long term assets. At December 31, 2008 and 2007 our service inventory balance was $5.9 million and $2.5 million, respectively. In the years ended December 31, 2008 and 2007, we recognized $2.0 million and $711,000, respectively, to cost of support and services relating to service inventory.

Concentrations of Risk

Financial instruments that are potentially subject to concentrations of credit risk consist primarily of cash, cash equivalents, marketable securities, and trade receivables. Investment policies have been implemented that limit investments to investment grade securities and the average portfolio maturity is less than six months. The risk with respect to trade receivables is mitigated by credit evaluations we perform on our customers and by the diversification of our customer base. No customer represented more than 10% of our revenue for the years ended December 31, 2008, 2007 or 2006.

We outsource the production of our inventory to third-party manufacturers. We rely on purchase orders or long-term contracts with our contract manufacturers. At December 31, 2008, we had no long-term contractual commitment with any manufacturer; however, we did have a 90 day commitment totaling $10.8 million.

Foreign Currency Translation

While the majority of our revenue contracts are denominated in U.S. dollars, we incur certain operating expenses in various foreign currencies. The functional currency of our foreign operations is the local country’s currency. Consequently, expenses of operations outside the U.S. are translated into U.S. dollars using average exchange rates for the period reported while assets and liabilities of operations outside the U.S. are translated into U.S. dollars using end of period exchange rates. Foreign currency translation adjustments not affecting net income are included in stockholders’ equity

RIVERBED TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

as a component of accumulated other comprehensive income (loss) in the accompanying consolidated balance sheets. The revaluation effect of foreign currency fluctuations on intercompany balances is recorded to foreign currency gain (loss) and included in other income (expense) in the accompanying consolidated statements of operations. Foreign currency losses included in other income (expense) for the years ended December 31, 2008, 2007 and 2006, were $253,000, $349,000 and $219,000, respectively.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of other comprehensive income (loss) and net income (loss). Other comprehensive income includes certain changes in equity that are excluded from net loss. Specifically, cumulative foreign currency translation adjustments and unrealized gains (losses), net of tax, on marketable securities are included in accumulated other comprehensive income (loss). Comprehensive income (loss) has been reflected in the consolidated statements of convertible preferred stock and stockholders’ equity (deficit).

Accumulated other comprehensive income (loss) was ($119,000) and $53,000 at December 31, 2008 and 2007, respectively, resulting primarily from foreign currency translation adjustments.

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

Advertising

Advertising costs are expensed as incurred. Adverting expenses were $1.2 million, $2.4 million and $295,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

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

RIVERBED TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the computation of income (loss) per share:

	Year ended December 31,
(in thousands, except per share data)	2008	2007	2006
Net income (loss)	$10,601	$14,798	$(15,845)

Weighted average common shares outstanding — basic	70,757	68,020	26,977
Dilutive effect of employee stock plans	2,510	5,224	—

Weighted average common shares outstanding — diluted	73,267	73,244	26,977

Basic net income (loss) per share	$0.15	$0.22	$(0.59)

Diluted net income (loss) per share	$0.14	$0.20	$(0.59)

The following weighted average outstanding options and RSUs were excluded from the computation of diluted net income (loss) per common share for the periods presented because including them would have had an anti-dilutive effect:

	Year ended December 31,
(in thousands)	2008	2007	2006
Stock options and awards outstanding:
In-the-money awards	—	—	35,728
Out-of-the-money awards	8,642	3,440	157

Total potential shares of common stock excluded from the computation of earning per share	8,642	3,440	35,885

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

3.    CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

Cash, Cash Equivalents and Marketable Securities

Cash and cash equivalents consist primarily of highly liquid investments in money market mutual funds, government sponsored enterprise obligations, treasury bills, commercial paper and other money market securities with remaining maturities at date of purchase of 90 days or less. The carrying value of cash and cash equivalents at December 31, 2008 and 2007 was approximately $95.4 million and $163.0 million, and the weighted average interest rates were 2.6% and 5.0%, respectively. The carrying value approximates fair value at December 31, 2008 and 2007.

Marketable securities, which are classified as available for sale at December 31, 2008, are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. Marketable securities consist of U.S. government sponsored enterprise obligations, treasury bills and corporate bonds and notes. As of December 31, 2008, the fair

RIVERBED TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value of our marketable securities is determined in accordance with SFAS No. 157, which defines fair value as the exit price in the principal market in which we would transact. Under SFAS No. 157, level 1 instruments are valued based on quoted market prices in active markets and include treasury bills and money market funds. Level 2 instruments are valued based on quoted prices in markets that are not active, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency and include corporate bonds and notes and government sponsored enterprise obligations. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect our own assumptions in measuring fair value. We have no level 3 instruments.

As of December 31, 2008, the fair value measurements of our cash and cash equivalents, and marketable securities consisted of the following:

(in thousands)	Total	Level 1	Level 2
Corporate bonds and notes	$16,783	$—	$16,783
Money market funds	73,877	73,877	—
Cash	4,718	—	—

Total Cash and cash equivalents	$95,378

Corporate bonds and notes	$33,487	$—	$33,487
U.S. government backed securities	69,829	69,829	—
U.S. government-sponsored enterprise obligations	69,082	—	69,082

Total Marketable securities	$172,398

As of December 31, 2008 and 2007, the marketable securities are recorded at amortized cost which approximates fair market value. All investments mature in one year or less.

(in thousands)	Fair Value	Unrealized Gains	Unrealized Losses
Corporate bonds and notes	$12,467	$5	$—
Corporate bonds and notes	16,730	—	(23)
U.S. government-sponsored enterprise obligations	35,910	13	—
U.S. government-sponsored enterprise obligations	17,996	—	(10)

Total marketable securities at December 31, 2007	$83,103	$18	$(33)

Corporate bonds and notes	$33,488	$39	$—
U.S. government-sponsored enterprise obligations	52,815	203	—
U.S. government-sponsored enterprise obligations	16,267	—	(28)
U.S. government backed securities	65,839	259	—
U.S. government backed securities	3,989	—	(1)

Total marketable securities at December 31, 2008	$172,398	$501	$(29)

Proceeds from the sales of available-for-sale securities were $161.5 million, $39.0 million and zero in the years ended December 31, 2008, 2007 and 2006, respectively. Gross realized gains or losses recorded on those sales during 2008, 2007 and 2006, were insignificant. Net unrealized holding gains and (losses), net of tax, on available- for-sale securities in the amount of $304,000, and ($15,000) and zero as of December 31, 2008, 2007 and 2006, respectively, have been included in accumulated other comprehensive income (loss).

RIVERBED TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We evaluate investments with unrealized losses to determine if the losses are other than temporary. The gross unrealized losses were primarily due to changes in interest rates. We have determined that the gross unrealized losses at December 31, 2008 are temporary. In making this determination, we considered the financial condition and near-term prospects of the issuers, the magnitude of the losses compared to the investments’ cost, the length of time the investments have been in an unrealized loss position and our intent and ability to hold the investment to maturity. Investments with unrealized losses have been in an unrealized loss position for less than a year.

Restricted Cash

Pursuant to certain lease agreements and as security for our merchant services agreement with our financial institution, we are required to maintain cash reserves, classified as restricted cash. Current restricted cash totaled $55,000 and $142,000 at December 31, 2008 and 2007, respectively. Long-term restricted cash totaled $3.5 million at December 31, 2008 and 2007. Long-term restricted cash is included in Other assets in the consolidated balance sheets and consists primarily of funds held as collateral for letters of credit for the security deposit on the leases of our corporate headquarters. The long-term restricted cash is restricted until the end of the lease terms on August 30, 2010 and July 31, 2014.

4.    INVENTORY

Inventories consist primarily of hardware and related component parts and evaluation units located at customer locations, and are stated at the lower of cost (on a first-in, first-out basis) or market. Inventory is comprised of the following:

	December 31,
(in thousands)	2008	2007
Raw materials	$544	$513
Finished goods	7,545	4,086
Evaluation Units	2,548	4,814

Total	$10,637	$9,413

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

RIVERBED TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fixed assets consisted of the following:

	Estimated Useful Lives	December 31,
(in thousands)		2008	2007
Computer hardware and equipment	3 years	$15,641	$10,191
Leasehold improvements	2-5 years	9,432	8,039
Furniture and fixtures	3 years	4,332	3,796
Software	2-5 years	7,057	3,552

Total fixed assets		36,462	25,578
Accumulated depreciation and amortization		(14,469)	(6,752)

Fixed assets, net		$21,993	$18,826

Depreciation expense was $7.9 million, $4.2 million and $1.8 million for the years ended December 31, 2008, 2007 and 2006, respectively.

6.    OTHER ACCRUED LIABILITIES

Other accrued liabilities consisted of the following:

	December 31,
(in thousands)	2008	2007
Deferred rent liability	$4,783	$3,059
Other accrued liabilities	8,559	6,322

Total other accrued liabilities	$13,342	$9,381

7.    DEFERRED REVENUE

Deferred revenue consisted of the following:

	December 31,
(in thousands)	2008	2007
Product	$4,987	$4,406
Support and services	53,174	29,073

Total deferred revenue	$58,161	$33,479

Reported as:
Deferred revenue, current	$45,194	$26,845
Deferred revenue, non-current	12,967	6,634

Total deferred revenue	$58,161	$33,479

Deferred product revenue relates to arrangements where not all revenue recognition criteria have been met. Deferred support revenue represents customer payments made in advance for support contracts. Support contracts are typically billed on a per annum basis in advance and revenue is recognized ratably over the support period. Deferred revenue, non-current consists of customer payments made in advance for support contracts with terms of more than 12 months.

RIVERBED TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.    GUARANTEES

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

9.    LEASE COMMITMENTS

We lease our facilities under non-cancelable operating lease agreements. Future minimum commitments for these operating leases in place as of December 31, 2008 with a remaining non-cancelable lease term in excess of one year are as follows:

(in thousands)	December 31, 2008
2009	$5,721
2010	5,576
2011	6,453
2012	5,361
2013	4,099
Thereafter	2,278

Total	$29,488

The terms of certain lease agreements provide for rental payments on a graduated basis. We recognize rent expense on the straight-line basis over the lease period and have accrued for rent expense incurred but not paid. Rent expense under operating leases was $7.1 million, $5.3 million and $2.1 million for the years ended December 31, 2008, 2007 and 2006, respectively.

On September 26, 2006, we entered into an Agreement of Sublease (Sublease) for new corporate headquarters, and on March 21, 2007 entered into another lease agreement to expand our corporate headquarters as well as extend the term of the existing Sublease mentioned above. The terms of the leases are from February 1, 2007 and March 31, 2007, respectively, to July 31, 2014, with two five year renewal options. The aggregate minimum lease commitment for the combined leases is $19.1 million and is included in the table above. We have entered into two letters of credit totaling $3.0 million to serve as security deposits for the leases, which is included in other assets in the consolidated balance sheet.

RIVERBED TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On July 3, 2007, we entered into a lease agreement for office space in Sunnyvale, California. The term of the lease is for five years and seven months, with two five year renewal options, commencing on January 1, 2008. The aggregate minimum lease commitment is $4.0 million and is reflected in the table above. On July 2, 2007, we entered into a letter of credit in the amount of $500,000 to serve as the security deposit for the lease.

10.    COMMON STOCK

In July 2002, our board of directors adopted the 2002 Stock Plan (the “2002 Plan”). In September 2006, all shares of common stock available for grant under the 2002 Plan transferred to the 2006 Equity Incentive Plan (the “2006 Plan”).

In April and May 2006, our board of directors approved the 2006 Plan, the Purchase Plan and the 2006 Director Stock Option Plan, which became effective upon our IPO.

The Plans provide for automatic replenishments as follows:

•

2006 Plan — increased on January 1 of each year for five years, beginning in 2007, by a number equal to the lesser of (i) 4,000,000 shares or (ii) 5% of the shares of common stock outstanding at that time or (iii) the number of shares determined by the Board.

•

2006 Employee Stock Purchase Plan — increased on January 1 of each year by a number of shares equal to the lesser of (i) 750,000 shares or (ii) 1% of the shares of common stock outstanding at that time or (iii) the number of shares determined by the Board.

•	2006 Director Option Plan — increased on January 1 of each year by 250,000 shares.

Options issued under our stock option plans are generally for periods not to exceed 10 years and are issued with an exercise price equal to the market value of our common stock on the date of grant, as determined by the last sale price of such stock on the Nasdaq Global Select Market. Options typically vest either 25% of the shares one year after the options’ vesting commencement date and the remainder ratably on a monthly basis over the following three years, or ratably on a monthly basis over four years. Options granted under the 2002 Plan prior to May 31, 2006 have a maximum term of ten years, and options granted under the 2002 Plan on or after May 31, 2006 have a maximum term of seven years. Options granted under the 2006 Plan have a maximum term of seven years. Options granted under the 2006 Director Option Plan prior to March 4, 2008 have a maximum term of ten years, and options granted beginning March 4, 2008 have a maximum term of seven years.

Options granted under the 2002 Plan to the employees in the U.S. prior to March 28, 2006 were immediately exercisable. For options granted beginning March 28, 2006, optionees may only exercise vested shares. Any unvested stock issued upon early exercise under the 2002 Plan is subject to repurchase by us. Grants made pursuant to the 2006 Plan do not provide for the early exercise of options. At December 31, 2008 and 2007, there were 273,000 and 1,088,000 shares, respectively, subject to repurchase under all common stock repurchase agreements. The cash received from the sale of these shares is initially recorded as a liability and is subsequently reclassified to common stock as the shares vest. At December 31, 2008 and 2007, there was $96,000 and $346,000, respectively, recorded in accrued liabilities and other long-term liabilities related to the issuance of these shares.

In the year ended December 31, 2008, we awarded 856,700 RSUs to employees. The RSUs, which upon vesting entitle the holder to one share of common stock for each RSU, vest over four years. The fair value of the RSUs is based on our stock price on the date of grant, and compensation expense, net of estimated forfeitures, is recognized on a straight-line basis over the vesting period.

RIVERBED TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about nonvested stock awards as of December 31, 2008:

(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value
Balance, December 31, 2007	—	$—
Granted	857	$14.38
Vested	—	$—
Canceled	(26)	$14.38

Balance, December 31, 2008	831	$14.38

As of December 31, 2008, 1,175,852 shares were available for grant under the 2006 Plan and the 2006 Director Option Plan.

The Purchase Plan became effective on the effective date of the registration statement relating to our IPO. Under the Purchase Plan, employees may purchase shares of common stock through payroll deductions at a price per share that is 85% of the lesser of the fair market value of our common stock as of the beginning of an applicable offering period or the applicable purchase date. Offering periods are generally 24 months with purchases generally every six months. Employees’ payroll deductions may not exceed 15% of their compensation. Employees may purchase up to 2,000 shares per purchase period provided that the value of the shares purchased in any calendar year does not exceed IRS limitations. As of December 31, 2008, 1,230,856 shares were available under the Purchase Plan.

On April 21, 2008, our Board of Directors authorized a Share Repurchase Program (the “Program”), which authorizes us to repurchase and retire up to $100.0 million of our outstanding common stock during a period not to exceed 24 months from the Board authorization date. The Program does not require us to purchase a minimum number of shares, and may be suspended, modified or discontinued at any time. For the year ended December 31, 2008, we repurchased 4,027,706 shares of common stock under this Program on the open market for an aggregate purchase price of approximately $50.0 million, or an average of $12.41 per share. The timing and amounts of these purchases were based on market conditions and other factors including price, regulatory requirements and capital availability. The share repurchases were financed by available cash balances and cash from operations.

The following table summarizes information about stock options activity under all stock option plans:

(in thousands, except per share amounts)	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance, December 31, 2007	10,835	$21.36	6.54	$105,213
Granted	9,440	$16.58
Exercised	(972)	$3.08
Canceled or expired	(6,018)	$31.59

Balance, December 31, 2008	13,285	$14.67	5.49	$23,174

Exercisable	4,581	$12.48	5.32	$15,746

Vested and expected to vest	12,453	$14.59	5.48	$22,660

RIVERBED TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The range of exercise prices for options outstanding at December 31, 2008 was $0.05 to $42.78.

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
		(in years)
$0.05 – $1.75	771	6.50	$1.07	771	$1.07
$1.76 – $12.42	3,224	5.50	$6.73	1,424	$5.92
$12.43 – $15.65	3,142	6.30	$14.37	407	$14.38
$15.66 – $17.95	4,831	4.55	$17.80	1,507	$17.90
$17.96 – $42.78	1,317	5.81	$31.33	472	$31.93

$0.05 – $42.78	13,285	5.49	$14.67	4,581	$12.48

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the closing price of our common stock at December 31, 2008. During the years ended December 31, 2008, 2007 and 2006, the aggregate intrinsic value of stock option awards exercised was $13.7 million, $50.0 million and $1.5 million, respectively, determined at the date of option exercise.

The weighted average grant-date fair value of options granted for the years ended December 31, 2008, 2007 and 2006 was $6.84, $17.54 and $6.07, respectively.

The weighted average grant-date fair value of RSUs granted in the year ended December 31, 2008 was $14.38. No RSUs were granted for the years ended December 31, 2007 and 2006. No RSUs granted in the year ended December 31, 2008 have vested.

11.    INCOME TAXES

A geographical breakdown of income before provision for income taxes is shown in the following table:

	Year ended December 31,
(in thousands)	2008	2007	2006
Domestic	$8,022	$23,340	$(16,362)
Foreign	(5,753)	(3,307)	820

Total	$2,269	$20,033	$(15,542)

RIVERBED TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The provision (benefit) for income tax expense consists of the following:

	Year ended December 31,
(in thousands)	2008	2007	2006
Current:
Federal	$20,399	$4,177	$—
State	2,972	768	—
Foreign	916	290	303

Total Current	$24,287	$5,235	$303

Deferred:
Federal	$(27,338)	$—	$—
State	(5,281)	—	—
Foreign	—	—	—

Total Deferred	$(32,619)	$—	$—

Total Provision (Benefit)	$(8,332)	$5,235	$303

Our effective tax rate was (367%), 26% and (2%) for the years ended December 31, 2008, 2007 and 2006, respectively. We have not provided U.S. taxes for our foreign earnings because such earnings are intended to be indefinitely reinvested outside the U.S.

The difference between the provision (benefit) for income taxes and the amount computed by applying the federal statutory income tax rate to income (loss) before taxes is as follows:

	Year ended December 31,
(in thousands)	2008	2007	2006
Expected provision (benefit) at federal statutory rate*	$793	$7,011	$(5,284)
State taxes, net of federal benefit	(3,353)	521	(928)
Change in federal valuation allowance	(8,661)	(5,054)	3,751
Research and development tax credits	(1,012)	(1,534)	(830)
Foreign rate differential	2,890	1,449	24
Stock-based compensation expense	2,510	2,705	3,134
Manufacturing deduction	(898)	—	—
Non-deductible expenses	274	137	327
Other (net)	(875)	—	109

Total	$(8,332)	$5,235	$303

*35% for 2008 and 2007, 34% for 2006.

RIVERBED TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of the current and deferred tax assets and liabilities consist of the following:

	December 31,
(in thousands)	2008	2007
Current deferred tax assets:
Other accrued liabilities and reserves	$5,093	$1,297
Deferred revenue	—	231
Deferred compensation	1,092	719
Valuation allowance	—	(2,247)

Total current deferred tax assets	$6,185	$—

Non-current deferred tax assets:
Deferred compensation	$17,733	$5,121
Intangibles	5,217	274
Deferred revenue	3,230	—
Credit carryforwards	2,215	2,016
Other accrued liabilities and reserves	1,767	1,615
Net operating losses	—	185
Depreciation and amortization	(2,365)	584
Valuation allowance	(764)	(9,795)

Total non-current deferred tax assets	$27,033	$—

As of December 31, 2008, we had net operating loss carryforwards for state and foreign income tax purposes of $20.2 million and $3.9 million, respectively. We also had state research and development tax credit carryforwards of approximately $4.0 million. If not utilized, the state net operating loss will expire between 2013 and 2016. The state tax credit carryforwards and foreign net operating loss carryforwards do not expire.

We track the portion of our federal and state net operating loss carryforwards attributable to stock option benefits in a separate memo account pursuant to SFAS No. 123(R). Therefore, these amounts are not included in gross or net deferred tax assets. Pursuant to SFAS No. 123(R), footnote 82, the benefit of these net operating loss and tax credit carryforwards will only be recorded to equity when they reduce cash taxes payable. We elected to use the “with-and-without” approach for utilizing the tax benefits of stock option exercises under SFAS No. 123(R). These benefits would result in a credit to additional paid-in-capital when they reduce income taxes payable. In 2008, we recognized a reduction in taxes payable for the tax benefit of stock option exercises of $11.5 million.

Uncertain Income Tax Positions

Effective January 1, 2007, we adopted FIN 48. A reconciliation of the beginning and ending amount of the consolidated liability for unrecognized income tax benefits during the year is as follows:

(in thousands)	2008	2007
Beginning Balance	$298	$—
Additions for tax positions of prior years	1,766	298
Additions for tax positions related to current years	516	—
Reductions for tax positions of prior year	—	—
Settlements	—	—

Ending Balance	$2,580	$298

RIVERBED TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Included in the unrecognized tax benefits of $2.6 million at December 31, 2008 was approximately $1.8 million of tax benefits that, if recognized, would reduce our annual effective tax rate. We did not accrue for any interest and penalty associated with the uncertain tax position due to our prior net operating losses. Over the next 12 months, we expect our unrecognized tax benefits to be reduced by $820,000, upon receiving approval for a change in tax method of accounting, of which no part will reduce our annual effective tax rate. The statute of limitations for U.S. federal, state, and United Kingdom (UK) tax purposes are generally three, four, and three years respectively; however, we continue to carryover tax attributes prior to these periods for federal and state purposes, which would still be open for examination by the respective tax authorities. Accordingly, all years since our inception are open to tax examinations for federal and state purposes. Our UK tax returns from 2005 to the present remain open for examination.

12.    SEGMENT INFORMATION

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

Long-lived assets outside of the U.S. represented $1.4 million and $1.2 million for the years ended December 31, 2008 and 2007, respectively. Revenue by geography is based on the billing address of the customer. The following table sets forth revenue by geographic area:

Revenue

	For the year ended December 31,
(in thousands)	2008	2007	2006
United States	$193,190	$148,171	$65,675
Europe, Middle East and Africa	87,446	49,571	11,949
Rest of the World	52,713	38,664	12,583

Total revenue	$333,349	$236,406	$90,207

13.    EMPLOYEE BENEFIT PLAN

We have a 401(k) plan covering all eligible employees. We are not required to contribute to the plan and have made no contributions through December 31, 2008.

14.    LEGAL MATTERS

During the year ended December 31, 2008, we entered into a mutual release and settlement agreement (the “Settlement Agreement”) with Quantum Corporation (“Quantum”) and certain affiliates of Quantum, pursuant to which we jointly executed and filed dismissals of patent infringement actions

RIVERBED TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

brought in the United States District Court for the Northern District of California. Pursuant to the terms of the Settlement Agreement, we paid Quantum a lump sum of $11.0 million, and entered into a perpetual covenant not to sue each other or certain other parties related to the patents in question and certain patents related to data de-duplication as well as a three-year covenant not to file any patent infringement lawsuits against each other or certain other parties. In addition, we released each other from any and all claims, demands, losses, liabilities and causes of action relating to any infringement of any patent based on acts occurring prior to the date of the Settlement Agreement. Based on the terms of the Settlement Agreement we recorded operating expense of $11.0 million during 2008, which was recorded as Other charges in our consolidated statements of operations.

From time to time, we are involved in various legal proceedings, claims and litigation arising in the ordinary course of business. There are no currently pending legal proceedings at December 31, 2008 that, in the opinion of management, might have a material adverse effect on our financial position, results of operations or cash flows.

15.    RELATED PARTIES

No significant related party transactions occurred in the year ended December 31, 2008.

16.    NEW ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement No. 141 (revised 2007), Business Combinations (SFAS No.141(R)). SFAS No. 141(R) will significantly change the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. It also amends the accounting treatment for certain specific items including acquisition costs and non controlling minority interests and includes a substantial number of new disclosure requirements. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is in the fiscal year beginning after December 15, 2008.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. For financial assets and liabilities, SFAS No. 157 was effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. See “Note 2—Cash, Cash Equivalents, and Marketable Securities” for further discussion. In February 2008, the FASB issued Staff Position (FSP) No. 157-2 which delays the effective date of SFAS No. 157 one year for all nonfinancial assets and nonfinancial liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis. FSP 157-2 is effective for us beginning January 1, 2009.

Those assets and liabilities measured at fair value under SFAS No. 157 in Q1 2008 did not have a material impact on our consolidated financial statements. In accordance with FSP 157-2, we will measure the remaining assets and liabilities beginning Q1 2009. We do not expect the adoption of SFAS No. 157, as amended by FSP 157-2, will have a material impact on our consolidated financial statements.

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets. FSP No. 142-3 amends the factors that should be considered in developing renewal or

RIVERBED TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. FSP No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. We do not expect the adoption of FSP No. 142-3 will have a material impact on our consolidated financial statements.

17.    SUBSEQUENT EVENTS

On January 20, 2009, we entered into an Agreement of Merger with Maple Acquisition Sub, Inc., our wholly owned subsidiary (“Merger Sub”), Mazu Networks, Inc. (“Mazu”), and an agent for the stockholders of Mazu, pursuant to which, upon the terms and subject to the conditions set forth therein: (a) Merger Sub will merge with and into Mazu (the “Merger”), with Mazu continuing as the surviving corporation and as a wholly-owned subsidiary of Riverbed; and (b) we will: (i) acquire all of the outstanding securities of Mazu; (ii) made payments totaling approximately $25.0 million in cash promptly following the closing; and (iii) will potentially make payments totaling up to $22.0 million in cash based on achievement of certain bookings targets for the one-year period from April 1, 2009 through March 31, 2010. The closing of the Merger occurred on February 19, 2009.

Mazu helps organizations manage, secure and optimize the availability and performance of global applications. The acquisition allows us to meet enterprise and service provider customer demands by extending our suite of WAN optimization products to include global application performance, reporting and analytics.

On February 18, 2009, our Board of Directors adopted the Riverbed Technology, Inc. 2009 Inducement Equity Incentive Plan (the “Inducement Plan”), and reserved 1,500,000 shares of common stock for future issuance thereunder. The objective of the Inducement Plan is to provide incentives to attract, retain and motivate eligible persons whose potential contributions are important to promote our long-term success and the creation of stockholder value. The Inducement Plan is intended to comply with NASDAQ Rule 4350(i)(1)(A)(iv), which governs granting certain awards as a material inducement to an individual entering into employment with us. The Inducement Plan will be used to grant options to Mazu employees that are joining Riverbed following the closing of the Merger, and may be used for new hire equity grants should our Board or Compensation Committee of the Board determine to do so in the future.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no disagreements with accountants on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures required to be reported under this item.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008, the end of the period covered by this Annual Report on Form 10-K. This controls evaluation was done under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed such that information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Based upon the controls evaluation, our CEO and CFO have concluded that as of December 31, 2008, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission and to ensure that material information relating to us and our consolidated subsidiaries is made known to management, including the CEO and CFO.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, using those criteria, our management concluded that, as of December 31, 2008, our internal control over financial reporting was effective. The attestation report concerning the effectiveness of our internal control over financial reporting as of December 31, 2008, issued by Ernst & Young, LLP, Independent Registered Public Accounting Firm, appears in Part II, Item 8 of the Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting means a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

The information required by this item is incorporated by reference to Riverbed’s Proxy Statement for its 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2008.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to Riverbed’s Proxy Statement for its 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2008.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to Riverbed’s Proxy Statement for its 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2008.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to Riverbed’s Proxy Statement for its 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2008.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference to Riverbed’s Proxy Statement for its 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2008.

Part IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Financial Statements

The financial statements filed as part of this report are listed on the index to financial statements on page     .

(b) Financial Statement Schedules

The following financial statement schedule is filed as a part of this Annual Report on Form 10-K

Schedule II – Valuation and Qualifying Accounts

SCHEDULE II

Valuation and Qualifying Accounts

	Year ended December 31,
(in thousands)	2008	2007	2006
Trade Receivable Allowance
Beginning balance	$734	$472	$90
Additions charged to operations	95	461	474
Write-offs	(59)	(199)	(92)

Ending balance	$770	$734	$472

All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

(c) Exhibits

The following exhibits are incorporated by reference or filed herewith.

Exhibit No.	Description

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 of Registrant's Form S-1 Registration No. 333-133437).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 of Registrant's Current Report on Form 8-K filed with the SEC on December 18, 2008).

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Form of Common Stock certificate (incorporated by reference to Exhibit 4.2 of Registrant's Form S-1 Registration No. 333-133437).

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

Exhibit No.	Description

10.2	Riverbed Technology, Inc. 2002 Stock Plan (incorporated by reference to Exhibit 10.2 of Registrant’s Form S-1 Registration No. 333-133437). *

10.3	Form of 2002 Stock Plan Stock Option Agreement (incorporated by reference to Exhibit 10.3 of Registrant’s Form S-1 Registration No. 333-133437). *

10.4	Form of 2002 Stock Plan Stock Option Agreement (Officers and Key Employees) (incorporated by reference to Exhibit 10.4 of Registrant’s Form S-1 Registration No. 333-133437). *

10.5	Form of 2002 Stock Plan Stock Option Agreement (Installment Vesting) (incorporated by reference to Exhibit 10.34 of Registrant’s Form S-1 Registration No. 333-133437). *

10.6	Form of 2002 Stock Plan Stock Option Agreement (Officers and Key Employees) (Installment Vesting) (incorporated by reference to Exhibit 10.35 of Registrant’s Form S-1 Registration No. 333-133437). *

10.7	2006 Equity Incentive Plan and form of agreement thereunder (incorporated by reference to Exhibit 10.5 of Registrant’s Form S-1 Registration No. 333-133437). *

10.8	Form of 2006 Equity Incentive Plan Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed with the SEC on May 7, 2008).*

10.9

Form of 2006 Equity Incentive Plan Notice of Stock Option Grant and Stock Option Agreement (incorporated by reference to Exhibit 10.42 of Registrant’s Quarterly Report on Form 10-Q, Registration No. 001-33023, filed with the SEC on July 30, 2007). *

10.10	2006 Director Option Plan and forms of agreements thereunder (incorporated by reference to Exhibit 10.6 of Registrant’s Form S-1 Registration No. 333-133437). *

10.11	Amendment No. 1 to 2006 Director Option Plan, dated March 4, 2008. *

10.12

Form of 2006 Director Option Plan Notice of Stock Option Grant (incorporated by reference to Exhibit 10.45 of Registrant’s Quarterly Report on Form 10-Q, Registration No. 001-33023, filed with the SEC on October 25, 2007). *

10.13	2006 Employee Stock Purchase Plan, as amended on April 11, 2007. *

10.14

Riverbed Technology, Inc. Management Bonus Plan (incorporated by reference to Exhibit 10.43 of Registrant’s Quarterly Report on Form 10-Q, Registration No. 001-33023, filed with the SEC on July 30, 2007).*

10.15	Management Bonus Plan, as amended December 15, 2008.*

10.16	Amended and Restated Change in Control Severance Agreement, dated as of December 19, 2008, with Jerry M. Kennelly. *

10.17	Amended and Restated Change in Control Severance Agreement, dated as of December 19, 2008, with Randy S. Gottfried. *

10.18	Offer Letter with David M. Peranich, dated July 7, 2006 (incorporated by reference to Exhibit 10.39 of Registrant’s Form S-1 Registration No. 333-133437). *

10.19

Agreement of Sublease dated September 26, 2006 between PricewaterhouseCoopers LLP and the Registrant (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on October 2, 2006).

10.20

Lease agreement for 199 Fremont Street dated March 21, 2007 between GLL Fremont Street Partners, Inc. and the Registrant (incorporated by reference to Exhibit 10.22 of Registrant's Annual Report on Form 10-K, Registration No. 001-33023, filed with the SEC on February 15, 2008).

Exhibit No.	Description

10.21

Lease agreement dated June 28, 2007 between W2005 RPS Realty, L.L.C. and the Registrant (incorporated by reference to Exhibit 10.44 of Registrant’s Quarterly Report on Form 10-Q, Registration No. 001-33023, filed with the SEC on July 30, 2007).

14.1	Code of Business Conduct, as adopted on April 12, 2006.

14.2	Code of Ethics for Chief Executive Officer and Senior Financial Officers, as adopted on April 12, 2006.

21.1	List of subsidiaries.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 23, 2009.

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

Signature	Title	Date

/s/ JERRY M. KENNELLY Jerry M. Kennelly	President, Chief Executive Officer and Chairman (Principal Executive Officer)	February 23, 2009

/s/ RANDY S. GOTTFRIED Randy S. Gottfried	Chief Financial Officer (Principal Financial and Accounting Officer)	February 23, 2009

/s/ STEVEN MCCANNE Steven McCanne	Director	February 23, 2009

/s/ MARK A. FLOYD Mark A. Floyd	Director	February 23, 2009

/s/ MICHAEL R. KOUREY Michael R. Kourey	Director	February 23, 2009

/s/ STANLEY J. MERESMAN Stanley J. Meresman	Director	February 23, 2009

/s/ CHRISTOPHER J. SCHAEPE Christopher J. Schaepe	Director	February 23, 2009

/s/ JAMES R. SWARTZ James R. Swartz	Director	February 23, 2009