Form 10-Q
period 2009-03-31
Riverbed Technology, Inc.
filed 2009-04-30
CIK 1357326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock, par value $0.0001, outstanding as of April 23, 2009 was: 68,500,832.

Riverbed Technology, Inc.

Item 1.	Financial Statements

RIVERBED TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

As of March 31, 2009 and December 31, 2008

(in thousands)

	March 31, 2009	December 31, 2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$50,731	$95,378
Marketable securities	207,502	172,398
Trade receivables, net of allowances of $1,145 and $770 as of March 31, 2009 and December 31, 2008, respectively	43,240	46,839
Inventory	8,737	10,637
Deferred tax asset	7,473	6,185
Prepaid expenses and other current assets	6,980	6,713

Total current assets	324,663	338,150

Fixed assets, net	22,701	21,993
Goodwill	11,711	—
Intangibles, net	22,974	—
Deferred tax asset, non-current	30,354	27,033
Other assets	11,157	11,341

Total assets	$423,560	$398,517

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,669	$18,290
Accrued compensation and benefits	16,860	13,137
Other accrued liabilities	13,178	13,342
Deferred revenue	49,650	45,194

Total current liabilities	97,357	89,963

Deferred revenue, non-current	14,891	12,967
Acquisition-related contingent consideration	10,420	—
Other long-term liabilities	1,997	1,758

Total long-term liabilities	27,308	14,725

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value – 30,000 shares authorized, no shares outstanding	—	—
Common stock; $0.0001 par value – 600,000 shares authorized; 68,497 and 69,145 shares issued and outstanding as of March 31, 2009 and December 31, 2008, respectively	320,208	315,882
Accumulated deficit	(20,960)	(21,934)
Accumulated other comprehensive loss	(353)	(119)

Total stockholders’ equity	298,895	293,829

Total liabilities and stockholders’ equity	$423,560	$398,517

See Notes to Condensed Consolidated Financial Statements.

RIVERBED TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three months ended March 31,
	2009	2008
Revenue:
Product	$60,465	$57,729
Support and services	27,746	15,253

Total revenue	88,211	72,982

Cost of revenue:
Cost of product	14,405	13,936
Cost of support and services	8,509	6,010

Total cost of revenue	22,914	19,946

Gross profit	65,297	53,036

Operating expenses:
Sales and marketing	40,786	31,207
Research and development	16,038	13,608
General and administrative	8,993	9,373
Acquisition-related costs	1,520	—

Total operating expenses	67,337	54,188

Operating loss	(2,040)	(1,152)

Other income, net	638	2,300

Income (loss) before provision for income taxes	(1,402)	1,148
Provision (benefit) for income taxes	(2,376)	510

Net income	$974	$638

Net income per common share:
Basic	$0.01	$0.01

Diluted	$0.01	$0.01

Shares used in computing net income per common share:
Basic	68,728	70,597
Diluted	70,041	73,959

See Notes to Condensed Consolidated Financial Statements.

RIVERBED TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three months ended March 31,
	2009	2008
Operating Activities:
Net income	$974	$638
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,207	2,117
Stock-based compensation	12,782	11,208
Excess tax benefit from employee stock plans	(91)	(391)
Deferred taxes	(3,790)	—
Changes in operating assets and liabilities:
Trade receivables	6,398	7,862
Inventory	2,440	(2,719)
Prepaid expenses and other current assets	(177)	(565)
Other assets	(418)	—
Accounts payable and other current liabilities	1,081	3,347
Deferred revenue	4,650	4,639

Net cash provided by operating activities	27,056	26,136

Investing Activities:
Capital expenditures	(2,216)	(4,983)
Purchase of available for sale securities	(107,495)	(92,193)
Proceeds from maturities of available for sale securities	5,000	41,632
Proceeds from sales of available for sale securities	67,197	13,003
Acquisitions, net of cash and cash equivalents acquired	(20,469)	—

Net cash used in investing activities	(57,983)	(42,541)

Financing Activities:
Proceeds from issuance of common stock under employee stock plans, net of repurchases	1,326	1,179
Payments for repurchases of common stock	(10,019)	—
Payments of debt	(5,004)	—
Excess tax benefit from employee stock plans	91	391

Net cash provided by (used in) financing activities	(13,606)	1,570

Effect of exchange rate changes on cash and cash equivalents	(114)	72

Net decrease in cash and cash equivalents	(44,647)	(14,763)
Cash and cash equivalents at beginning of period	95,378	162,979

Cash and cash equivalents at end of period	$50,731	$148,216

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

Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated. The accompanying condensed consolidated balance sheet as of March 31, 2009, the condensed consolidated statements of operations for the three months ended March 31, 2009 and March 31, 2008, and the condensed consolidated statements of cash flows for the three months ended March 31, 2009 and March 31, 2008 are unaudited. The accompanying statements should be read in conjunction with the audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2008.

The accompanying condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (GAAP) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). They do not include all of the financial information and footnotes required by GAAP for complete financial statements. We believe the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments necessary for the fair presentation of our balance sheet as of March 31, 2009, and our results of operations and cash flows for the three months ended March 31, 2009 and March 31, 2008. All adjustments are of a normal recurring nature. Certain prior period amounts have been reclassified to conform to the current period presentation. The results for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending December 31, 2009.

Other than the adoption of the provisions of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standard No. 141 (revised 2007), Business Combinations (SFAS No. 141(R)), and FASB Staff Position (FSP) No. 142-3, “Determination of the Useful Life of Intangible Assets,” there have been no significant changes in our accounting policies during the three months ended March 31, 2009, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2008.

Use of Estimates

GAAP requires us to make certain estimates and judgments that can affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the periods presented. Significant estimates and assumptions made by management include the determination of the fair value of stock awards issued, the allowance for doubtful accounts, inventory valuation, the accounting for income taxes including the determination of the timing of the release of our valuation allowance related to our deferred tax asset balances, and the accounting for business combinations. We believe that the estimates and judgments upon which we rely are reasonable based upon information available to us at the time that these estimates and judgments were made. To the extent there are material differences between these estimates and actual results, our consolidated financial statements will be affected.

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

We use the residual method to recognize revenue when a product agreement includes one or more elements to be delivered at a future date and vendor specific objective evidence (VSOE) of the fair value of all undelivered elements exists. Through March 31, 2009, in virtually all of our contracts, the only element that remained undelivered at the time of delivery of the product was support and updates. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the contract fee is recognized as product revenue. If evidence of the fair value of one or more undelivered elements does not exist, all revenue is generally deferred and recognized when delivery of those elements occurs or when fair value can be established. When the undelivered element for which we do not have a fair value is support, revenue for the entire arrangement is bundled and recognized ratably over the support period. VSOE of fair value for elements of an arrangement is based upon the normal pricing and discounting practices for those services when sold separately, and VSOE for support services is measured by the renewal rate offered to the customer.

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

We assess the ability to collect from our customers based on a number of factors, including credit worthiness of the customer and past transaction history of the customer. If the customer is not deemed credit worthy, we defer revenue from the arrangement until payment is received and all other revenue recognition criteria have been met.

Stock-Based Compensation

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment, using the prospective transition method, which requires us to apply the provisions of SFAS No. 123(R) to new awards granted, and to awards modified, repurchased or cancelled, after the effective date. New awards granted include stock options, restricted stock units (RSUs), and stock purchased under our Employee Stock Purchase Plan (the “Purchase Plan”). Under this method, stock-based compensation expense recognized beginning January 1, 2006 is based on a combination of the following: (a) the grant-date fair value of stock option, RSU and employee stock purchase plan awards granted or modified after January 1, 2006; and (b) the amortization of deferred stock-based compensation related to stock option awards granted prior to January 1, 2006, which was calculated using the intrinsic value method as previously permitted under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees.

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

We record a valuation allowance to reduce our deferred tax assets to the amount we believe is more likely than not to be realized. In assessing the need for a valuation allowance, we have considered our historical levels of income and expectations of future taxable income. In determining future taxable income, we make assumptions to forecast federal, state and foreign operating income, the reversal of temporary differences, and the implementation of any feasible and prudent tax planning strategies. The assumptions require significant judgment regarding the forecasts of taxable income, and are consistent with our forecasts used to manage our business. The valuation allowance primarily relates to deferred tax assets established in purchase accounting. Any subsequent reduction of that portion of the valuation allowance and the recognition of the associated tax benefits will be recorded to our provision for income taxes pursuant to SFAS No. 141(R).

As part of our accounting for business combinations, a portion of the purchase price was allocated to goodwill and intangible assets. Amortization expenses associated with acquired intangible assets are generally not tax deductible; however, deferred taxes have been recorded for non-deductible amortization expenses as a part of the purchase price allocation. In the event of an impairment charge associated with goodwill, such charges are generally not tax deductible and would result in an increased effective income tax rate in the quarter any impairment is recorded.

Inventory Valuation

Inventory consists of hardware and related component parts and is stated at the lower of cost (on a first-in, first-out basis) or market. A portion of our inventory relates to evaluation units located at customer locations, as some of our customers test our equipment prior to purchasing. Inventory that is obsolete or in excess of our forecasted demand is written down to its estimated realizable value based on historical usage, expected demand, and with respect to evaluation units, the historical conversion rate and age of the units. Inherent in our estimates of market value in determining inventory valuation are estimates related to economic trends, future demand for our products, the timing of new product introductions and technological obsolescence of our products. Inventory write-downs are reflected as cost of product and amounted to $2.3 million and $0.5 million in the three months ended March 31, 2009 and 2008, respectively.

Warranty Reserve

Upon shipment of products to our customers, we provide for the estimated cost to repair or replace products that may be returned under warranty. Our warranty period is typically 12 months from the date of shipment to the end-user customer for hardware and 90 days for software. For existing products, the reserve is estimated based on actual historical experience. For new products, the warranty reserve is based on historical experience of similar products until such time as sufficient historical data has been collected for the new product. If actual product failure rates, repair rates or any other post sales support costs differ from these estimates, revisions to the estimated warranty liability would be required.

The following is a summary of the warranty reserve activity for the three months ended March 31, 2009 and 2008.

	Three months ended March 31,
(in thousands)	2009	2008
Beginning balance	$1,205	$1,089
Additions charged to operations	245	661
Warranty costs incurred	(230)	(582)
Other	(420)	—

Ending balance	$800	$1,168

Deferred Inventory Costs

When our products have been delivered, but the product revenue associated with the arrangement has been deferred as a result of not meeting the revenue recognition criteria in SOP 97-2, we also defer the related inventory costs for the delivered items in accordance with Accounting Research Bulletin 43, Restatement and Revision of Accounting Research Bulletins. Deferred inventory costs amounted to $2.1 million and $2.2 million at March 31, 2009 and December 31, 2008, respectively, and are included in prepaid expenses and other current assets in the condensed consolidated balance sheets.

Service Inventory

We hold service inventory that is used to repair or replace defective hardware reported by our customers who purchase support services. We classify service inventory as other long term assets. At March 31, 2009 and December 31, 2008 our service inventory balance was $5.9 million. In the three months ended March 31, 2009 and 2008, we recognized $0.8 million and $0.4 million, respectively, to cost of support and services relating to service inventory.

Goodwill, Intangible Assets and Impairment Assessments

Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets. In accordance with SFAS No. 142, goodwill is tested for impairment at least annually (more frequently if certain indicators are present). In the event that we determine that the carrying value of the reporting unit to which the goodwill is allocated is less than the reporting unit’s fair value, we will incur an impairment charge for the amount of the difference during the quarter in which the determination is made.

Intangible assets that are not considered to have an indefinite life are amortized over their useful lives. Each period we evaluate the estimated remaining useful life of purchased intangible assets and whether events or changes in circumstances warrant a revision to the remaining period of amortization. The carrying amounts of these assets are periodically reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. Recoverability of these assets is measured by comparison of the carrying amount of each asset to the future undiscounted cash flows the asset is expected to generate. In the event that we determine certain assets are not fully recoverable, we will incur an impairment charge for those assets or portion thereof during the quarter in which the determination is made.

Concentrations of Risk

Financial instruments that are potentially subject to concentrations of credit risk consist primarily of cash, cash equivalents, marketable securities, and trade receivables. Investment policies have been implemented that limit investments to investment grade securities and the average portfolio maturity to less than six months. The risk with respect to trade receivables is mitigated by credit evaluations we perform on our customers and by the diversification of our customer base. No customer represented more than 10% of our revenue for the three months ended March 31, 2009 and 2008.

We outsource the production of our inventory to third-party manufacturers. We rely on purchase orders or long-term contracts with our contract manufacturers. At March 31, 2009, we had no long-term contractual commitment with any manufacturer; however, we did have a 90 day commitment totaling $7.8 million.

Recent Accounting Pronouncements

Effective January 1, 2009, we adopted SFAS No. 141(R). Under SFAS No. 141(R), an acquiring entity is required to recognize all the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred; that restructuring costs generally be expensed in periods subsequent to the acquisition date; and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of provision for taxes. In addition, acquired in-process research and development is capitalized as an intangible asset and amortized over its estimated useful life. See Note 2 for a description of our acquisition of Mazu Networks, Inc.

Effective January 1, 2009, we adopted FSP No. 142-3, that amends the factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. FSP No. 142-3 amends paragraph 11(d) of SFAS No. 142 to require an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset. The adoption did not have a material impact on our consolidated results of operations or financial condition for the three months ended March 31, 2009.

Effective January 1, 2009, we adopted FSP No. 157-2, “Effective Date of FASB Statement No. 157.” FSP No. 157-2 delayed the effective date of SFAS No. 157, Fair Value Measurements, for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal 2009. The adoption of FSP No. 157-2 did not have a material impact on our consolidated results of operations or financial condition for the three months ended March 31, 2009.

2.	ACQUISITION

We acquired Mazu Networks, Inc. (“Mazu”) on February 19, 2009 (the “acquisition date”), by means of a merger of a wholly-owned subsidiary with and into Mazu, such that Mazu became a wholly-owned subsidiary of ours. The results of Mazu’s operations have been included in the consolidated financial statements since the acquisition date. We acquired Mazu, among other reasons, to meet enterprise and service provider customer demands by extending our suite of WAN optimization products to include global application performance, reporting and analytics.

The estimated acquisition date fair value of consideration transferred, assets acquired and the liabilities assumed for Mazu are presented below and represent our best estimates.

Preliminary Fair Value of Consideration Transferred

Pursuant to the merger agreement we made payments totaling $23.1 million in cash for all of the outstanding securities of Mazu promptly following the closing. In addition, we will potentially make additional payments (“acquisition-related contingent consideration”) totaling up to $22.0 million in cash, based on achievement of certain bookings targets related to Mazu products for the one-year period from April 1, 2009 through March 31, 2010 (the “Earn-Out period”), with up to $16.6 million to be paid to Mazu shareholders and up to $5.4 million to be paid to former employees of Mazu as an incentive bonus provided generally that such former Mazu employees are employees of Riverbed at the time the acquisition-related contingent consideration is earned.

The total acquisition date fair value of the consideration transferred is estimated at $33.0 million, which includes the initial payments totaling $23.1 million in cash and the estimated fair value of acquisition-related contingent consideration to be paid to Mazu shareholders totaling $9.9 million. The total acquisition date fair value of consideration transferred is estimated as follows:

(in thousands)
Payment to Mazu shareholders	$23,051
Acquisition-related contingent consideration	9,909

Total acquisition-date fair value	$32,960

In accordance with SFAS No. 141(R), a liability was recognized for an estimate of the acquisition date fair value of the acquisition-related contingent consideration based on the probability of achievement of the bookings target. Any change in the fair value of the acquisition-related contingent consideration subsequent to the acquisition date, including changes from events after the acquisition date, such as changes in our estimate of the bookings targets, will be recognized in earnings in the period the estimated fair value change. The fair value estimate is based on the probability weighted bookings to be achieved over the earn-out period. Actual achievement of bookings below $16.0 million would reduce the liability to zero and achievement of bookings of $35.0 million or more would increase the liability to $16.6 million. A change in fair value of the acquisition-related contingent consideration could have a material affect on the statement of operations and financial position in the period of the change in estimate.

We estimated the fair value of the acquisition-related contingent consideration using a probability-weighted discounted cash flow model. This fair value measurement is based on significant inputs not observed in the market and thus represents a Level 3 measurement as defined by SFAS No. 157. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect our own assumptions in measuring fair value. The estimated fair value of acquisition-related contingent consideration of $9.9 million includes amounts to be distributed directly to shareholders, discounted at 13%, but excludes a fair value estimate of $3.8 million to be paid to former employees of Mazu. As of March 31, 2009, there were no significant changes in the estimated fair value of the contingent consideration recognized as a result of the acquisition of Mazu.

The estimated fair value of acquisition-related contingent consideration of $3.8 million to be paid to the former employees of Mazu is considered compensatory and will be recognized as compensation cost, recorded in operating expense, over the Earn-Out period provided generally that such former Mazu employees are employees of Riverbed at the time the acquisition-related contingent consideration is earned.

Acquisition-related Costs

Acquisition-related costs recognized in the three months ended March 31, 2009 include transaction costs, integration-related costs and changes in the fair value of the acquisition-related contingent consideration. During the three months ended March 31, 2009, transaction costs such as legal, accounting, valuation and other professional services were $0.6 million and integration-related costs were $0.8 million.

The following table summarizes the acquisition-related costs, including the acquisition-related contingent consideration to be paid to the former employees of Mazu, recognized in the three months ended March 31, 2009 and 2008.

	Three months ended March 31,
(in thousands)	2009	2008
Sales and marketing	$151	$—
Research and development	133	—
General and administrative	83	—
Acquisition-related costs	1,520	—

Total other acquisition-related costs	$1,887	$—

Preliminary Allocation of Consideration Transferred

Under the purchase method of accounting, the identifiable assets acquired and liabilities assumed were recognized and measured as of the acquisition date based on their estimated fair values as of the February 19, 2009, the acquisition date. The excess of the acquisition date fair value of consideration transferred over estimated fair value of the net tangible assets and intangible assets was recorded as goodwill.

The following table summarizes the estimated fair values of the assets and liabilities assumed at the acquisition date. Estimates of both current and non-current deferred tax assets are subject to change, pending the finalization of certain tax returns.

(in thousands)
Cash and cash equivalents	$2,582
Accounts receivable	2,569
Other tangible assets	1,481
Intangible assets	23,500

Total identifiable assets acquired	30,132
Accounts payable and other liabilities	(2,379)
Loan payable	(5,004)
Deferred revenue	(1,500)

Total liabilities assumed	(8,883)

Net identifiable assets acquired	21,249
Goodwill	11,711

Net assets acquired	$32,960

Intangible Assets

Management engaged a third-party valuation firm to assist in the determination of the fair value of the intangible assets. In our determination of the fair value of the intangible assets we considered, among other factors, the best use of acquired assets, analyses of historical financial performance and estimates of future performance of Mazu’s products. The fair values of identified intangible assets were calculated using an income approach and estimates and assumptions provided by Mazu’s and our management. The rates utilized to discount net cash flows to their present values were based on a weighted average cost of capital of 19%. This discount rate was determined after consideration of the rate of return on debt capital and equity that typical investors would require in an investment in companies similar in size and operating in similar markets as Mazu. The following table sets forth the components of identified intangible assets associated with the Mazu acquisition and their estimated useful lives:

(in thousands)	Useful life	Fair Value
Existing technology	5 years	$12,100
Patents	5 years	2,700
Maintenance agreements	5 years	6,100
Customer contracts	5 years	2,000
Trademarks	3 years	600

Total intangible assets		$23,500

In accordance with FSP No. 142-3, we determined the useful life of intangible assets based on the expected future cash flows associated with the respective asset. Existing technology is comprised of products that have reached technological feasibility and are part of Mazu’s product line. There were no in-process research and development assets as of the acquisition date. Patents are related to the design and development of Mazu’s products and this proprietary know-how can be leveraged to develop new technology and products and improve existing products. Customer relationships and maintenance agreements represent the underlying relationships and agreements with Mazu’s installed customer base. Trademarks represent the fair value of the brand and name recognition associated with the marketing of Mazu’s products and services. Amortization of existing technology and patents is included in cost of revenue, and amortization expense for customer relationships and trademarks is included in operating expenses.

Goodwill

Of the total estimated purchase price, $11.7 million was allocated to goodwill. Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets. In accordance with SFAS No. 142, goodwill is tested for impairment at least annually (more frequently if certain indicators are present). In the event that management determines that the value of goodwill has become impaired, we will incur an accounting charge for the amount of impairment during the fiscal quarter in which the determination is made. None of the goodwill is expected to be deductible for income tax purposes. As of March 31, 2009, there was no change in the recognized amounts of goodwill resulting from the acquisition of Mazu.

Deferred Revenues

In connection with the purchase price allocation, we estimated the fair value of the service obligations assumed from Mazu as a consequence of the acquisition. The estimated fair value of the service obligations was determined using a cost build-up approach. The cost build-up approach determines fair value by estimating the costs relating to fulfilling the obligations plus a normal profit margin. The sum of the costs and operating profit approximates, in theory, the amount that we would be required to pay a third party to assume the service obligations. The estimated costs to fulfill the service obligations were based on the historical direct costs and indirect costs related to Mazu’s service agreements with its customers. Direct costs include personnel directly engaged in providing service and support activities, while indirect costs consist of estimated general and administrative expenses based on normalized levels as a percentage of revenue. Profit associated with selling efforts was excluded because Mazu had concluded the selling efforts on the service contracts prior to the date of our acquisition. The estimated research and development costs associated with support contracts have not been included in the fair value determination, as these costs were not deemed to represent a legal obligation at the time of acquisition. We recorded $1.5 million of deferred revenue to reflect the estimate of the fair value of Mazu’s service obligations assumed.

Pre-Acquisition Contingencies

We have evaluated and continue to evaluate pre-acquisition contingencies related to Mazu that existed as of the acquisition date. If these pre-acquisition contingencies that existed as of the acquisition date become probable in nature and estimable during the remainder of the measurement period, amounts recorded for such matters will be made in the measurement period and, subsequent to the measurement period, in our results of operations.

Results of Operations

The amount of revenue and operating loss of Mazu included in our consolidated condensed statement of operations from the acquisition date to the period ending March 31, 2009:

(in thousands)
Revenue	$512
Operating loss	$(1,189)

Pro Forma Results for Mazu Acquisition

The following table presents our unaudited pro forma results (including Mazu) for the three months ended March 31, 2009 and 2008 as though the companies had been combined as of the beginning of each of the periods presented. The pro forma information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of each period presented. The unaudited pro forma results presented include amortization charges for acquired intangible assets, eliminations of intercompany transactions, adjustments to interest expense and related tax effects.

	Three months ended March 31,
(in thousands)	2009	2008
Total revenue	$89,726	$76,675
Operating loss	$(3,964)	$(2,184)

3.	NET INCOME PER COMMON SHARE

Basic net income per common share is computed by dividing net income by the weighted average number of vested common shares outstanding during the period. Diluted net income per common share is computed by giving effect to all potential dilutive common shares.

The following table sets forth the computation of income per share:

	Three months ended March 31,
(in thousands, except per share data)	2009	2008
Net income	$974	$638

Weighted average common shares outstanding - basic	68,728	70,597
Dilutive effect of employee stock plans	1,313	3,362

Weighted average common shares outstanding - diluted	70,041	73,959

Basic net income per share	$0.01	$0.01

Diluted net income per share	$0.01	$0.01

The following weighted average outstanding options and RSUs were excluded from the computation of diluted net income per common share for the periods presented because including them would have had an anti-dilutive effect:

	Three months ended March 31,
(in thousands)	2009	2008
Out-of-the-money awards	10,780	6,652

Stock options outstanding with an exercise price higher than our average stock price for the periods presented, (“Out-of-the-money awards”) are excluded from the calculations of the diluted net income per share since the effect would have been anti-dilutive under the treasury stock method.

4.	FAIR VALUE OF ASSETS AND LIABILITIES

As of March 31, 2009, the fair value measurements of our cash, cash equivalents, marketable securities, and acquisition-related contingent consideration consisted of the following:

(in thousands)	Total	Level 1	Level 2	Level 3
Assets
Corporate bonds and notes	$13,845	$—	$13,845	$—
Money market funds	29,228	29,228	—	—
Cash	7,658

Total Cash and cash equivalents	$50,731

Corporate bonds and notes	$29,606	$—	$29,606	$—
U.S. government backed securities	46,746	46,746	—	—
U.S. government-sponsored enterprise obligations	131,150	—	131,150	—

Total Marketable securities	$207,502

Liabilities
Acquisition-related contingent consideration	$10,420	$—	$—	$10,420

As of December 31, 2008, the fair value measurements of our cash and cash equivalents, and marketable securities consisted of the following:

(in thousands)	Total	Level 1	Level 2
Corporate bonds and notes	$16,783	$—	$16,783
Money market funds	73,877	73,877	—
Cash	4,718	—	—

Total Cash and cash equivalents	$95,378

Corporate bonds and notes	$33,487	$—	$33,487
U.S. government backed securities	69,829	69,829	—
U.S. government-sponsored enterprise obligations	69,082	—	69,082

Total Marketable securities	$172,398

Cash, Cash Equivalents and Marketable Securities

Cash and cash equivalents consist primarily of highly liquid investments in money market mutual funds, government sponsored enterprise obligations, treasury bills, commercial paper and other money market securities with remaining maturities at date of purchase of 90 days or less. The carrying value of cash and cash equivalents at March 31, 2009 and December 31, 2008 was $50.7 million and $95.4 million, respectively, and approximates fair value.

Marketable securities, which are classified as available for sale at March 31, 2009, are carried at fair value, with the unrealized gains and losses reported as a separate component of stockholders’ equity. Marketable securities consist of government sponsored enterprise obligations, treasury bills and corporate bonds and notes. The fair value of our marketable securities is determined in accordance with SFAS No. 157, which defines fair value as the exit price in the principal market in which we would transact. Under SFAS No. 157, Level 1 instruments are valued based on quoted market prices in active markets and include treasury bills and money market funds. Level 2 instruments are valued based on quoted prices in markets that are not active, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency and include corporate bonds and notes and government sponsored enterprise obligations. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect our own assumptions in measuring fair value. We have no marketable securities valued as Level 3 instruments.

Restricted Cash

Pursuant to certain lease agreements and as security for our merchant services agreement with our financial institution, we are required to maintain cash reserves, classified as restricted cash. Current restricted cash totaled $0.1 million at March 31, 2009 and December 31, 2008, and long-term restricted cash totaled $3.5 million at March 31, 2009 and December 31, 2008. Long-term restricted cash is included in other assets in the condensed consolidated balance sheets and consists primarily of funds held as collateral for letters of credit for the security deposit on the leases of our corporate headquarters. The long-term restricted cash is restricted until the end of the lease terms on August 30, 2010 and July 31, 2014.

Acquisition-Related Contingent Consideration

The fair value measurement of the acquisition-related contingent consideration is based on significant inputs not observed in the market and thus represents a Level 3 measurement as defined in accordance with SFAS No. 157. The estimated fair value, as of the acquisition date, of acquisition-related contingent consideration of $9.9 million includes amounts to be distributed directly to shareholders, discounted at 13%, but excludes a fair value estimate of $3.8 million to be paid to former employees of Mazu. As of March 31, 2009, the fair value of the acquisition-related contingent consideration was $10.4 million, which includes a fair value adjustment to the acquisition-related contingent consideration amounts to be distributed directly to shareholders due to the passage of time and the portion of the contingent consideration to be paid to former employees of Mazu that was recognized during the period.

5.	INVENTORY

Inventory consists primarily of hardware and related component parts and is stated at the lower of cost (on a first-in, first-out basis) or market. Inventory is comprised of the following:

(in thousands)	March 31, 2009	December 31, 2008
Raw materials	$394	$544
Finished goods	5,738	7,545
Evaluation units	2,605	2,548

Total inventory	$8,737	$10,637

6.	GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill allocated to our one business unit represents the excess of the purchase price of an acquired business over the fair value of the underlying net assets acquired. During the three months ended March 31, 2009, we recorded goodwill in the amount of $11.7 million.

Intangible Assets

Intangible assets consisted of the following:

		Three months ended March 31, 2009
(in thousands)	Useful life	Gross	Accumulated Amortization	Net
Existing technology	5 years	$12,100	$(267)	$11,833
Patents	5 years	2,700	(59)	2,641
Maintenance agreements	5 years	6,100	(134)	5,966
Customer contracts	5 years	2,000	(44)	1,956
Trademarks	3 years	600	(22)	578

Total intangible assets		$23,500	$(526)	$22,974

Estimated future amortization expense related to the above intangible assets at March 31, 2009 is as follows:

Fiscal Year	In thousands
2009 (the nine months ending December 31)	$3,585
2010	4,780
2011	4,780
2012	4,608
2013 and thereafter	5,221

Total	$22,974

7.	OTHER ACCRUED LIABILITIES

Other accrued liabilities consisted of the following:

(in thousands)	March 31, 2009	December 31, 2008
Deferred rent liability	$4,880	$4,783
Other accrued liabilities	8,298	8,559

Total other accrued liabilities	$13,178	$13,342

8.	DEFERRED REVENUE

Deferred revenue consisted of the following:

(in thousands)	March 31, 2009	December 31, 2008
Product	$11,877	$4,987
Support and services	52,664	53,174

Total deferred revenue	$64,541	$58,161

Reported as:
Deferred revenue, current	$49,650	$45,194
Deferred revenue, non-current	14,891	12,967

Total deferred revenue	$64,541	$58,161

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

We lease our facilities under non-cancelable operating lease agreements. Future minimum commitments for these operating leases in place as of March 31, 2009 with a remaining non-cancelable lease term in excess of one year are as follows:

(in thousands)	March 31, 2009
2009 (the nine months ending December 31)	$4,606
2010	5,945
2011	6,846
2012	5,763
2013 and thereafter	7,104

Total	$30,264

The terms of certain lease agreements provide for rental payments on a graduated basis. We recognize rent expense on the straight-line basis over the lease period and have accrued for rent expense incurred but not paid. Rent expense under operating leases was $1.9 million and $1.8 million for the three months ended March 31, 2009 and 2008, respectively.

On September 26, 2006, we entered into an Agreement of Sublease (Sublease) for new corporate headquarters, and on March 21, 2007 entered into another lease agreement to expand our corporate headquarters as well as extend the term of the existing Sublease. The terms of the leases are from February 1, 2007 and March 31, 2007, respectively, to July 31, 2014, with two five year renewal options. The aggregate minimum lease commitment for the combined leases is $18.6 million and is included in the table above. We have entered into two letters of credit totaling $3.0 million to serve as the security deposit for the leases, which is included in other assets in the condensed consolidated balance sheet.

On February 29, 2009, we entered into a lease agreement for office space in Boston, Massachusetts. The term of the lease is for five years, with one five year renewal option, commencing on March 1, 2009. The aggregate minimum lease commitment is $2.1 million and is reflected in the table above.

11.	COMMON STOCK

In July 2002, our Board of Directors adopted the 2002 Stock Plan (the “2002 Plan”). In April and May 2006, our Board of Directors approved the 2006 Equity Incentive Plan (the “2006 Plan”), the Purchase Plan and the 2006 Director Stock Option Plan (the “2006 Director Plan’), which became effective upon our IPO. In September 2006, all shares of common stock available for grant under the 2002 Plan transferred to the 2006 Plan.

In February 2009, our Board of Directors adopted the 2009 Inducement Equity Incentive Plan (the “2009 Plan”). The objective of the 2009 Plan is to provide incentives to attract, retain, and motivate eligible persons whose potential contributions are important to promote our long-term success and the creation of stockholder value. The 2009 Plan is intended to comply with NASDAQ Rule 4350(i)(1)(A)(iv), which governs granting certain awards as a material inducement to an individual entering into employment with us. The 2009 Plan may be used for new hire equity grants should the Board of Directors determine to do so in the future.

Stock Options

Options issued under our stock option plans are generally for periods not to exceed 10 years and are issued with an exercise price equal to the market value of our common stock on the date of grant, as determined by the last sale price of such stock on the Nasdaq Global Select Market. Options typically vest either 25% of the shares one year after the options’ vesting commencement date and the remainder ratably on a monthly basis over the following three years, or ratably on a monthly basis over four years. Options granted under the 2002 Plan prior to May 31, 2006 have a maximum term of ten years, and beginning May 31, 2006 have a maximum term of seven years. Options granted under the 2006 Plan have a maximum term of seven years. Options granted under the 2006 Director Plan prior to March 4, 2008 have a maximum term of ten years, and options granted beginning March 4, 2008 have a maximum term of seven years.

We granted options under the 2009 Plan to purchase 0.4 million of common stock to Mazu employees that joined us following the closing of the merger.

The fair value of options granted was estimated at the date of grant using the following assumptions:

	Three months ended March 31,
	2009	2008
Employee Stock Options
Expected life in years	4.5	4.5
Risk-free interest rate	1.5%	2.6%
Volatility	50%	51%
Weighted average fair value of grants	$4.33	$9.53

The expected term represents the period that stock-based awards are expected to be outstanding. For the three months ended March 31, 2009 and 2008, we have elected to use the simplified method of determining the expected term of stock options as permitted by SEC Staff Accounting Bulletin 110 due to our insufficient historical exercise data. The computation of expected volatility for the three months ended March 31, 2009 and 2008 is based on the historical volatility of comparable companies from a representative peer group selected based on industry, financial and market capitalization data. As required by SFAS No. 123(R), management estimated expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest.

As of March 31, 2009, total compensation cost related to stock options granted under SFAS No. 123(R) to employees and directors but not yet recognized was $82.6 million, net of estimated forfeitures of $16.0 million. This cost will be recognized on a straight-line basis over the remaining weighted-average service period. Amortization in the three months ended March 31, 2009 and 2008 was $9.8 million and $7.8 million, respectively.

Restricted Stock Units

In the first quarter of 2009, we granted RSUs covering 2.1 million shares of common stock to our employees under the 2006 Plan, which included performance-based RSUs to eligible executives covering 1.8 million shares of common stock and 0.3 million time-based RSUs. We expense the cost of RSUs, which is determined to be the fair market value of the shares of our common stock at the date of grant, ratably over the service period.

The number of performance-based RSUs that vest is variable based upon meeting certain annual performance targets, and require the eligible executives to be employed by us for up to three years from the date of grant. We estimated stock compensation expense for our performance share awards based on the probability-weighted estimate of achieving the annual performance target and only recognized expense for the portions of such awards estimated to be earned and vested. We accrued stock compensation expense of $0.2 million in operating expenses in the first quarter of 2009 in connection with the performance-based RSUs. Any change in the estimate of the number of performance-based RSUs to be earned will result in an adjustment to the cumulative compensation expense in the period of the change in estimate.

RSUs generally vest over a period of three to four years from the date of grant. Until vested, RSUs do not have the voting rights of common stock and the shares underlying the awards are not considered issued and outstanding. As of March 31, 2009, total unrecognized compensation cost related to non-vested RSUs granted under SFAS No. 123(R) to employees and directors but not yet recognized was $17.8 million, net of estimated forfeitures of $3.9 million. This cost will be recognized over the remaining weighted-average service period. Amortization in the three months ended March 31, 2009 and 2008 was $1.0 million and zero, respectively.

As of March 31, 2009, 2,789,461 shares were available for grant under the 2006 Plan and the 2006 Director Plan. As of March 31, 2009, 1,123,975 shares were available for grant under the 2009 Plan.

Stock Purchase Plan

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

There was no new offering period under the Purchase Plan in the three months ended March 31, 2009 or 2008.

As of March 31, 2009, there was $8.5 million, net of estimated forfeitures, left to be amortized under our Purchase Plan, which will be amortized over the remaining Purchase Plan offering period, which is 19 months. Amortization in the three months ended March 31, 2009 and 2008 was $1.6 million and $2.9 million, respectively.

As of March 31, 2009, 1,922,303 shares were available under the Purchase Plan.

Share Repurchase Program

On April 21, 2008, our Board of Directors authorized a Share Repurchase Program (the “Program”), which authorizes us to repurchase and retire up to $100.0 million of our outstanding common stock during a period not to exceed 24 months from the Board authorization date. The Program does not require us to purchase a minimum number of shares, and may be suspended, modified or discontinued at any time. For the three months ended March 31, 2009, we repurchased 952,105 shares of common stock under this Program on the open market for an aggregate purchase price of $10.0 million, or an average of $10.52 per share. The maximum dollar value of shares that are available for purchase under the Program is $40.0 million. The timing and amounts of these purchases were based on market conditions and other factors including price, regulatory requirements and capital availability. The share repurchases were financed by available cash balances and cash from operations.

12.	INCOME TAXES

Our effective tax rate was (169.5%) and 44.4% for the three months ended March 31, 2009 and 2008, respectively. Our income tax provision (benefit) consists of federal, foreign, and state income taxes.

Our effective tax rate differs from the federal statutory rate due to state taxes and significant permanent differences. Significant permanent differences arise primarily from the portion of stock-based compensation expense that is not expected to generate a tax deduction, such as stock compensation expense on grants to foreign employees, our purchase plan and incentive stock options, offset by the actual tax benefits in the current periods from disqualifying dispositions of our purchase plan shares and incentive stock options.

As of March 31, 2009, our tax benefit includes a $0.6 million deferred tax expense for a write-down of certain state deferred tax assets due to a recently enacted California income tax law that is expected to reduce our California effective tax rate beginning in 2011.

As part of our accounting for the acquisition of Mazu, we established deferred tax assets for federal net operating loss carryforwards and research and development (R&D) credit carryforwards that are subject to limitation under Section 382 of the Internal Revenue Code. Accordingly, we recorded a valuation allowance of $9.2 million related to a portion of the federal net operating loss carryforwards and R&D credit carryforwards that we do not expect to be realized. Any subsequent reduction of the valuation allowance and the recognition of the associated tax benefits will be recorded to our provision for income taxes.

For the three months ended March 31, 2009, the liability for unrecognized income tax benefits increased by $1.0 million, principally related to tax attributes recorded as part of our accounting for the acquisition of Mazu.

13.	SEGMENT INFORMATION

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

Revenue by geography is based on the billing address of the customer. The following table sets forth revenue by geographic area.

Revenue

	Three months ended March 31,
(in thousands)	2009	2008
United States	$48,304	$40,502
Europe, Middle East and Africa	24,338	19,623
Rest of the World	15,569	12,857

Total revenue	$88,211	$72,982

14.	LEGAL MATTERS

From time to time, we are involved in various legal proceedings, claims and litigation arising in the ordinary course of business. There are no currently pending legal proceedings at March 31, 2009 that, in the opinion of management, might have a material adverse effect on our financial position, results of operations or cash flows.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Form 10-Q. The information in this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act. Such forward-looking statements include statements related to our business and strategy and statements related to growth of our revenue and sales and marketing expenses. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. For example, words such as “may,” “will,” “could,” “should,” “estimates,” “predicts,” “potential,” “continue,” “strategy,” “believes,” “anticipates,” “plans,” “expects,” “intends” and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those discussed elsewhere in this Form 10-Q in the section titled “Risk Factors” and the risks discussed in our other SEC filings. We disclaim any obligation to publicly release any revisions to the forward-looking statements after the date of this Form 10-Q.

Overview

We were founded in May 2002 by experienced industry leaders with a vision to improve the performance of wide-area distributed computing. Having significant experience in caching technology, our executive management team understood that existing approaches failed to address adequately all of the root causes of this poor performance. We determined that these performance problems could be best solved by simultaneously addressing inefficiencies in software applications and wide area networks, or WANs, as well as insufficient or unavailable bandwidth. This innovative approach served as the foundation of the development of our products. We began commercial shipments of our products in May 2004 and have since sold our products to over 6,000 customers worldwide. We now offer several product lines including Steelhead® appliances, Central Management Console, Interceptor, Steelhead Mobile and Cascade products.

We are headquartered in San Francisco, California. Our personnel are located throughout the United States and in over twenty-five countries worldwide. We expect to continue to add personnel in the United States and internationally to provide additional geographic sales, research and development, general and administrative and technical support coverage.

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

In August 2007, we began selling our Steelhead Mobile product line, which includes a software client version of our Steelhead appliances, which delivers LAN-like application performance to any employee laptop, whether on the road, working from home or connected wirelessly in the office.

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

In February 2009, we acquired Mazu Networks, Inc. (“Mazu”). Mazu helps organizations manage, secure and optimize the availability and performance of global applications. The acquisition allows us to meet enterprise and service provider customer demands by extending our suite of WAN optimization products to include global application performance, reporting and analytics with the Cascade product line.

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

Major Trends Affecting Our Financial Results

Company Outlook

We believe that our current value proposition, which enables customers to improve the performance of their applications and access to their data across WANs, while also offering the ability to simplify IT infrastructure and realize significant capital and operating cost savings, should allow us to continue to grow our business. Our product revenue growth rate will depend significantly on continued growth in the WAN optimization market, and our ability to continue to attract new customers in that market and generate additional sales from existing customers. Our growth in support and services revenue is dependent upon increasing the number of products under support contracts, which is dependent on both growing our installed base of customers and renewing existing support contracts. Our future profitability and rate of growth will be directly affected by the continued acceptance of our products in the marketplace, as well as the timing and size of orders, product mix, average selling prices and costs of our products and general economic conditions. Our ability to achieve profitability in the future will also be affected by the extent to which we must incur additional expenses to expand our sales, support, marketing, development, and general and administrative capabilities to grow our business. The largest component of our expenses is personnel costs. Personnel costs consist of salaries, benefits and incentive compensation for our employees, including commissions for sales personnel and stock-based compensation.

Macroeconomic Environment

During 2008 the domestic and international economic environment turned sharply negative, with most developed countries, including the U.S., falling into economic recessions. Credit markets and bank lending contracted suddenly in the third quarter of 2008 making credit generally harder to obtain for most businesses and consumers. Commodity prices declined sharply in the second half of 2008 as demand for commodities decreased. This resulted in a sharp reduction in consumer spending in the second half of 2008. This macroeconomic environment caused the growth trend in corporate spending on IT infrastructure to slow in 2008 and this trend is forecasted to continue or slow down further in the first half of 2009.

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

Costs and Expenses

Operating expenses consist of sales and marketing, research and development and general and administrative expenses. Personnel-related costs, including stock-based compensation, are the most significant component of each of these expense categories. As of March 31, 2009 we had 939 employees, which included 62 employees that joined as a result of the Mazu acquisition, an increase of 30% from the 721 employees at March 31, 2008. The increase in employees is the most significant driver behind the increase in costs and operating expenses. The increase in employees was required to support our increased revenue. The timing of additional hires has and could materially affect our operating expenses, both in absolute dollars and as a percentage of revenue, in any particular period.

Stock-based Compensation Expense

Stock-based compensation expense and related payroll taxes was $12.8 million and $11.3 million, in the three months ended March 31, 2009, and 2008, respectively. We expect to continue to incur significant stock-based compensation expense and anticipate further growth in stock-based compensation expense as our employee base grows because we expect stock-based compensation to continue to play an important part in the overall compensation structure for our employees.

	Three months ended March 31,
(in thousands)	2009	2008
Stock-based compensation and related payroll taxes:
Cost of product	$95	$35
Cost of support and services	1,023	1,031
Sales and marketing	5,987	5,405
Research and development	3,170	2,943
General and administrative	2,533	1,855

Total stock-based compensation expense and related payroll taxes	$12,808	$11,269

Acquisition of Mazu

On February 19, 2009, we acquired 100% of Mazu Networks, Inc. We made an initial payment totaling $23.1 million in cash; and potentially will make additional payments totaling up to $22.0 million in cash based on achievement of certain bookings targets for the one-year period from April 1, 2009 through March 31, 2010. An initial estimate of the fair value of the acquisition-related contingent consideration of $9.9 million was included in the purchase price of Mazu. Any change in the estimated fair value of the acquisition-related contingent consideration will be recognized in earnings in the period of the change in estimate.

The results of operations of Mazu are included in our consolidated results for the period subsequent to the acquisition date of February 19, 2009. No prior periods have been restated. In the quarter ended March 31, 2009 we recognized $0.5 million in revenue from Mazu products and services, recorded $1.5 million in operating expenses and added 62 former Mazu employees.

The following table summarizes the amortization of intangibles recognized in the three months ended March 31, 2009 and 2008:

	Three months ended March 31,
(in thousands)	2009	2008
Cost of product	$326	$—
Sales and marketing	200	—

Total amortization of intangibles	$526	$—

The following table summarizes the acquisition-related costs, including the acquisition-related contingent consideration to be paid to the former Mazu employees, recognized in the three months ended March 31, 2009 and 2008:

	Three months ended March 31,
(in thousands)	2009	2008
Sales and marketing	$151	$—
Research and development	133	—
General and administrative	83	—
Acquisition-related costs	1,520	—

Total other acquisition-related costs	$1,887	$—

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

The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following: revenue recognition, stock-based compensation, accounting for business combinations, accounting for income taxes, inventory valuation and allowances for doubtful accounts. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended December 31, 2008 for a more complete discussion of our critical accounting policies and estimates. Our critical accounting policies have been discussed with the Audit Committee of the Board of Directors. We believe there have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2009, compared to those discussed in our Form 10-K for the year ended December 31, 2008, except as discussed below.

Business Combinations

We account for business combinations pursuant to Financial Accounting Standards Board Statement of Financial Accounting Standard (SFAS) No. 141 (revised 2007), Business Combinations (SFAS No. 141(R)). Under SFAS No. 141(R), we are required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. The purchase price allocation process requires management to make significant estimates and assumptions, especially at acquisition date with respect to intangible assets, estimated contingent consideration payments and pre-acquisition contingencies.

Although we believe the assumptions and estimates we have made have been reasonable and appropriate, they are based in part on historical experience and information obtained from the management of the acquired company and are inherently uncertain. Examples of critical estimates in valuing the estimated contingent consideration and certain of the intangible assets we have acquired or may acquire in the future include but are not limited to:

•	We estimated the fair value of the acquisition-related contingent consideration using a probability-weighted discounted cash flow model based upon the expected achievement of performance targets;

•	future expected cash flows from product sales, support agreements, consulting contracts, other customer contracts and acquired developed technologies and patents; and

•	discount rates.

Unanticipated events and circumstances may occur which may affect the accuracy or validity of such assumptions, estimates or actual results. Additionally, any change in the fair value of the acquisition-related contingent consideration subsequent to the acquisition date, including changes from events after the acquisition date, such as changes in our estimate of the bookings targets, will be recognized in earnings in the period of the estimated fair value change. A change in fair value of the acquisition-related contingent consideration could have a material affect on the statement of operations and financial position in the period of the change in estimate.

Goodwill, Intangible Assets and Impairment Assessments

Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets. In accordance with SFAS No. 142, goodwill is tested for impairment at least annually (more frequently if certain indicators are present). In the event that we determine that the carrying value of the reporting unit to which the goodwill is allocated is less than the reporting unit’s fair value, we will incur an impairment charge for the amount of the difference during the quarter in which the determination is made.

Intangible assets that are not considered to have an indefinite life are amortized over their useful lives. Each period we evaluate the estimated remaining useful life of purchased intangible assets and whether events or changes in circumstances warrant a revision to the remaining period of amortization. The carrying amounts of these assets are periodically reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. Recoverability of these assets is measured by comparison of the carrying amount of each asset to the future undiscounted cash flows the asset is expected to generate. In the event that we determine certain assets are not fully recoverable, we will incur an impairment charge for those assets or portion thereof during the quarter in which the determination is made.

Results of Operations

Revenue

We derive our revenue from sales of our appliances and software licenses and from support and services. Product revenue primarily consists of revenue from sales of our Steelhead products and is typically recognized upon shipment. Support obligations include technical assistance, unspecified software license updates and defective hardware replacement. Support revenue is recognized ratably over the contractual period, which is typically one year. Service revenue includes professional services and training, which to date has not been significant, and is recognized as the services are performed.

	Three months ended March 31,
(dollars in thousands)	2009	2008
Total Revenue	$88,211	$72,982
Total Revenue by Type:
Product	$60,465	$57,729
Support and services	$27,746	$15,253
% Revenue by Type:
Product	69%	79%
Support and services	31%	21%
Total Revenue by Geography:
United States	$48,304	$40,502
Europe, Middle East and Africa	$24,338	$19,623
Rest of the World	$15,569	$12,857
% Revenue by Geography:
United States	55%	55%
Europe, Middle East and Africa	28%	27%
Rest of the World	17%	18%
Total Revenue by Sales Channel:
Direct	$7,765	$8,063
Indirect	$80,446	$64,919
% Revenue by Sales Channel:
Direct	9%	11%
Indirect	91%	89%

Quarter Ended March 31, 2009 Compared to the Quarter Ended March 31, 2008: Product revenue increased in the three months ended March 31, 2009 as compared to the three months ended March 31, 2008 due primarily to an increase in unit volume from increasing sales to existing customers and the addition of new customers. We believe the market for our products has grown due to increased market awareness of WAN optimization and an increase in distributed organizations, which increases dependence on timely access to data and applications.

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

In the three months ended March 31, 2009, we derived 91% of our revenue from indirect channels compared to 89% in the three months ended March 31, 2008. We expect indirect channel revenue to continue to be a significant portion of our revenue.

We generated 45% of our revenue from international locations in both the three months ended March 31, 2009 and 2008. We continue to expand into international locations and introduce our products in new markets and expect international revenue to increase in dollar amount over time.

Cost of Revenue and Gross Margin

Cost of product revenue primarily consists of the costs of appliance hardware, manufacturing, shipping and logistics costs and expenses for inventory obsolescence, amortization of certain intangibles, and warranty obligations. Cost of support and service revenue consists of salary and related costs of technical support and professional services personnel, spare parts and logistics services.

	Three months ended March 31,
(dollars in thousands)	2009	2008
Revenue:
Product	$60,465	$57,729
Support and services	27,746	15,253

Total revenue	88,211	72,982

Cost of revenue:
Cost of product	14,405	13,936
Cost of support and services	8,509	6,010

Total cost of revenue	22,914	19,946

Gross profit	$65,297	$53,036

Gross margin for product	76%	76%
Gross margin for support and services	69%	61%
Total gross margin	74%	73%

Quarter Ended March 31, 2009 Compared to the Quarter Ended March 31, 2008: The cost of product revenue increased slightly primarily due to higher write-down of inventory and higher manufacturing overhead from higher personnel costs of $0.5 million, offset by lower product costs and lower cost of warranty. Cost of product revenue in the three months ended March 31, 2009 includes a $2.3 million write-down for inventory on hand in excess of forecasted demand. In the same period of the prior year, inventory obsolescence costs were $0.5 million. The increase in the provision for inventory is related to the write down of legacy inventory as we transition to the 50 series Steelhead appliances. Product costs decreased by $1.6 million, or 2.6% of revenue, in the current quarter due to improved margins on the 50 series products. Warranty costs were $0.5 million lower in Q1 2009 as compared to Q1 2008 primarily due to a reduction in estimated product returns in Q1 2009. Cost of product revenue in Q1 2009 includes $0.3 million in amortization of intangibles recognized in the Mazu acquisition. Cost of support and services revenue increased as we added more technical support headcount domestically and abroad to support our growing customer base. Technical support and services headcount was 120 employees as of March 31, 2009 compared to 83 employees as of March 31, 2008.

Gross margins increased to 74% in the three months ended March 31, 2009 from 73% in the three months ended March 31, 2008. Gross margin for product remains flat as higher margins on product revenue as a result of lower unit product costs from a change in product mix towards the 50 series models and a one-time benefit on warranty costs due to a change in estimate were offset by higher inventory write-downs and intangibles amortization. Gross margin for product in the three months ended March 31, 2009 was also negatively affected by approximately 3% due to the inventory obsolescence costs. Gross margin for support and services increased as a result of revenues increasing at a higher rate than support and services costs.

Sales and Marketing Expenses

Sales and marketing expenses primarily include personnel costs, sales commissions, marketing programs and facilities costs.

	Three months ended March 31,
(dollars in thousands)	2009	2008
Sales and marketing expenses	$40,786	$31,207
Percent of total revenue	46%	43%

Quarter Ended March 31, 2009 Compared to the Quarter Ended March 31, 2008: Sales and marketing expenses increased by $9.6 million, or 31%, primarily due to an increase in the number of sales and marketing employees, as sales and marketing headcount grew to 440 employees as of March 31, 2009 from 336 employees as of March 31, 2008. The increase in employees resulted in higher salary expense and employee related benefits. Additionally, commission expense increased in the three months ended March 31, 2009 as compared to the three months ended March 31, 2008 due to increased revenue and personnel. Salaries and related benefits, bonuses and commissions accounted for $5.8 million, marketing related activities accounted for $1.3 million, facilities and information technology expenses accounted for $0.3 million and bad debt expense accounted for $0.3 million of the $9.6 million increase in sales and marketing expenses. Stock-based compensation, which was $6.0 million in the three months ended March 31, 2009 compared to $5.4 million in the three months ended March 31, 2008, accounted for $0.6 million of the increase in sales and marketing expenses. In addition, the first quarter of 2009 includes acquisition-related expenses for the amortization of intangibles of $0.2 million and compensation expense of $0.2 million related to the acquisition-related contingent consideration to be paid to former employees of Mazu.

We plan to continue to make investments in sales and marketing with the intent to add new customers and increase penetration within our existing customer base by increasing the number of sales personnel worldwide, expanding our domestic and international sales and marketing activities, increasing channel penetration, building brand awareness and sponsoring additional marketing events. We expect future sales and marketing expenses to grow and continue to be our most significant operating expense. Generally, sales personnel are not immediately productive and sales and marketing expenses do not immediately result in increased revenue. Hiring additional sales personnel reduces short-term operating margins until the sales personnel become productive and generate revenue. Accordingly, the timing of sales personnel hiring and the rate at which they become productive will affect our future performance.

Research and Development Expenses

Research and development expenses primarily consist of personnel costs and facilities costs. We expense research and development expenses as incurred.

	Three months ended March 31,
(dollars in thousands)	2009	2008
Research and development expenses	$16,038	$13,608
Percent of total revenue	18%	19%

Quarter Ended March 31, 2009 Compared to the Quarter Ended March 31, 2008: Research and development expenses increased by $2.4 million, or 18%, in the three months ended March 31, 2009 compared to the three months ended March 31, 2008 due to an increase in personnel and facility-related costs as a result of research and development headcount increasing to 258 employees as of March 31, 2009 from 208 employees as of March 31, 2008. Salaries, bonuses and related benefits accounted for $1.7 million and facilities and related costs accounted for $0.2 million of the $2.4 million increase in research and development expenses. Stock-based compensation, which was $3.2 million in the three months ended March 31, 2009 compared to $2.9 million in the three months ended March 31, 2008, accounted for $0.3 million of the increase in research and development expenses. Acquisition-related expenses for the compensation expense related to the acquisition-related contingent consideration to be paid to former employees of Mazu were $0.1 million in the three months ended March 31, 2009. We plan to continue to invest in research and development as we develop new products and make further enhancements to existing models.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation for personnel and facilities costs related to our executive, finance, human resources, information technology and legal organizations, and fees for professional services. Professional services include legal, audit and information technology consulting costs.

	Three months ended March 31,
(dollars in thousands)	2009	2008
General and administrative expenses	$8,993	$9,373
Percent of total revenue	10%	13%

Quarter Ended March 31, 2009 Compared to the Quarter Ended March 31, 2008: General and administrative expenses decreased by $0.4 million, or 4%, in the three months ended March 31, 2009 compared to the three months ended March 31, 2008 due to a decrease in legal fees incurred to defend intellectual property (IP) litigation that was settled in the third quarter of 2008, offset by an increase in personnel costs, primarily as a result of headcount increasing to 105 employees as of March 31, 2009 from 87 employees as of March 31, 2008. Of the $0.4 million decrease in general and administrative expenses, salaries, bonuses and related benefits increased $0.8 million whereas professional service fees decreased $1.7 million. Professional service fees decreased primarily due to decreased legal fees associated with IP litigation. Legal fees associated with the IP litigation were $0.9 million in the quarter ended March 31, 2008 but no significant fees were incurred in the quarter ended March 31, 2009. Stock-based compensation, which was $2.5 million in the three months ended March 31, 2009 compared to $1.9 million in the three months ended March 31, 2008, accounted for $0.6 million of the offsetting increase in general and administrative expenses.

Acquisition-Related Costs

On February 19, 2009, we acquired Mazu and in the first quarter of 2009 we incurred the following costs related to professional fees to close the transaction, severance costs related to the elimination of redundant staff, costs associated with the integration of the Mazu operations and changes in the fair value of the acquisition-related contingent consideration.

	Three months ended March 31,
(in thousands)	2009	2008
Transaction costs	$595	$—
Severance	412	—
Integration costs	370	—
Change in fair value of acquisition-related contingent consideration	143	—

	$1,520	$—

The transaction costs, severance costs, and integration-related costs are expected to be one-time costs in the first quarter of 2009. The change in the fair value of the acquisition-related contingent consideration is the change in fair value in the current period related to the $9.9 million liability recognized at the acquisition date for the acquisition-related contingent consideration to be paid to Mazu shareholders. The acquisition-related contingent consideration was recognized at fair value using a probability weighted estimate of the achievement of the bookings target and a discount rate of 13%. Between the acquisition date and March 31, 2009, the estimated fair value of the acquisition-related contingent consideration increased by $0.1 million.

We will potentially make additional acquisition-related contingent consideration payments totaling up to $22.0 million in cash, if Mazu achieves certain performance targets for the one-year period from April 1, 2009 through March 31, 2010 with up to $16.6 million to be paid to Mazu shareholders and up to $5.4 million to be paid to former employees of Mazu as an incentive bonus, provided generally that such former Mazu employees are employed at Riverbed at the time the acquisition-related contingent consideration is earned.

The estimated fair value of acquisition-related contingent consideration of $9.9 million to be distributed directly to shareholders was recognized as part of the purchase price of Mazu. Changes in the fair value of this liability will be recognized in earnings as other acquisition-related costs in the period of the change in estimate. The fair value estimate is based on a probability weighted bookings amount. Actual achievement of bookings below $16.0 million would reduce the liability to zero and achievement of bookings of $35.0 million or more would increase the liability to $16.6 million. The achievement of bookings target could be different than our estimates and could have a material effect on the fair value of the acquisition-related contingent consideration which will be recognized in earnings in the period of the change in estimate.

We estimated fair value of acquisition-related contingent consideration of $3.8 million to be paid to the former employees of Mazu using the same probability weighted bookings estimate as used for the acquisition-related contingent consideration to be distributed directly to the shareholders. The employee bonus portion of the earn-out is recognized in operating expenses as compensation cost ratably over the service period from February 20, 2009 to March 31, 2010. Actual achievement of bookings below $16.0 million would reduce the employee bonus to zero and achievement of bookings of $35.0 million or more would increase compensation costs to $5.4 million. A change in the estimated bookings for the earn-out could have a material effect on earnings in the period of the change in estimate.

Other Income, Net

Other income, net consists primarily of interest income and foreign currency exchange losses.

	Three months ended March 31,
(dollars in thousands)	2009	2008
Interest income	$678	$2,349
Other	(40)	(49)

Total other income, net	$638	$2,300

Quarter Ended March 31, 2009 Compared to the Quarter Ended March 31, 2008: Other income, net, decreased in the three months ended March 31, 2009 due to decreased interest income on cash and marketable securities balances as a result of declining interest rates. Weighted average interest rates applicable to our cash and marketable securities balances decreased to 1.1% in the three months ended March 31, 2009 compared to 3.7% in the three months ended March 31, 2008.

Provision (Benefit) for Income Taxes

The provision (benefit) for income taxes for the three months ended March 31, 2009 and 2008 was ($2.4) million and $0.5 million, respectively. Our income tax provision consists of federal, foreign, and state income taxes. Our effective tax rate was (169.5%) and 44.4% for the three months ended March 31, 2009 and 2008.

Our effective tax rate differs from the federal statutory rate due to state taxes and significant permanent differences. Significant permanent differences arise primarily from the portion of stock-based compensation expense that is not expected to generate a tax deduction, such as stock compensation expense on grants to foreign employees, our stock purchase plan and incentive stock options, offset by the actual tax benefits in the current periods from disqualifying dispositions of our purchase plan shares and incentive stock options.

As of March 31, 2009, our tax benefit includes a $0.6 million deferred tax expense for a write-down of certain state deferred tax assets due to a recently enacted California income tax law that is expected to reduce our California effective tax rate beginning in 2011.

Our effective tax rate for the three months ended March 31, 2009 is higher when compared to the same period in the prior year primarily due to the impact on pre-tax income from increased stock compensation expense and expenses associated with the accounting for the acquisition of Mazu.

We expect our effective tax rate in 2009 to fluctuate on a quarterly basis. The effective tax rate could be affected by our stock-based compensation expense, by changes in the valuation of our deferred tax assets, changes in actual results versus our estimates, or by changes in tax laws, regulations, accounting principles, or interpretations thereof.

We record a valuation allowance to reduce our deferred tax assets to the amount we believe is more likely than not to be realized. In assessing the need for a valuation allowance, we have considered our historical levels of income and expectations of future taxable income. In determining future taxable income, we make assumptions to forecast federal, state and international operating income, the reversal of temporary differences, and the implementation of any feasible and prudent tax planning strategies. The assumptions require significant judgment regarding the forecasts of taxable income, and are consistent with our forecasts used to manage our business. The valuation allowance primarily relates to deferred tax assets established in purchase accounting. Any subsequent reduction of that portion of the valuation allowance and the recognition of the associated tax benefits will be recorded to our provision for income taxes pursuant to SFAS No. 141(R).

Liquidity and Capital Resources

(in thousands)	As of March 31, 2009	As of December 31, 2008
Working capital	$227,306	$248,187
Cash and cash equivalents	$50,731	$95,378
Marketable securities	$207,502	$172,398

	Three months ended March 31,
(in thousands)	2009	2008
Cash provided by operating activities	$27,056	$26,136
Cash used in investing activities	$(57,983)	$(42,541)
Cash provided by (used in) financing activities	$(13,606)	$1,570

Cash and Cash Equivalents

Cash and cash equivalents consist of money market mutual funds, government sponsored enterprise obligations, treasury bills, commercial paper and other money market securities with remaining maturities at date of purchase of 90 days or less.

Marketable securities consist of government sponsored enterprise obligations, treasury bills and corporate bonds and notes. The fair value of marketable securities is determined in accordance with SFAS No. 157, Fair Value Measurements, which defines the fair value as the exit price in the principal market in which we would transact. The fair value of our marketable securities has not materially fluctuated from historical cost. The accumulated unrealized losses on marketable securities recognized in accumulated other comprehensive loss in our stockholders’ equity is $0.2 million. The recent volatility in the credit markets has increased the risk of material fluctuations in the fair value of marketable securities.

Cash and cash equivalents, and marketable securities decreased by $9.5 million in the three month period ended March 31, 2009 to $258.2 million. Significant cash expenditures in the quarter were $25.5 million related to the acquisition of Mazu and $10.0 million in share repurchases.

Pursuant to certain lease agreements and as security for our merchant services agreement with our financial institution, we are required to maintain cash reserves, classified as restricted cash. Current restricted cash totaled $0.1 million at March 31, 2009 and December 31, 2008, and long-term restricted cash totaled $3.5 million at March 31, 2009 and December 31, 2008. Long-term restricted cash is included in other assets in the condensed consolidated balance sheets and consists primarily of funds held as collateral for letters of credit for the security deposit on the leases of our corporate headquarters and is restricted until the end of the lease terms on August 30, 2010 and July 31, 2014.

We have significant international sales costs and derive approximately 45% of our revenues outside the U.S. Our sales contracts are principally denominated in United States dollars and therefore changes in foreign exchange rates have not affected our cash flows from operations. As we fund our international operations, our cash and cash equivalents are affected by changes in exchange rates. To date, the foreign currency effect on our cash and cash equivalents has not been material.

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

Cash provided by operating activities was $27.1 million in the three months ended March 31, 2009 compared to $26.1 million in the three months ended March 31, 2008, primarily due to increased profitability after excluding the effects of non-cash stock-based compensation expense and lower accounts receivable balances due to increased collections.

Cash Flows from Investing Activities

Cash flows used in investing activities primarily relate to investments in marketable securities, acquisitions and capital expenditures to support our growth.

Cash used in investing activities increased in the three months ended March 31, 2009 compared to the three months ended March 31, 2008 primarily due to additional purchases of marketable securities, $20.5 million paid for the acquisition of Mazu, net of cash and cash equivalents acquired of $2.6 million, and $2.2 million in additional capital expenditures.

Cash Flows from Financing Activities

Cash flows from financing activities in the three months ended March 31, 2009 consisted of repurchases of common stock, proceeds and tax benefits received from the exercise of stock options, and the paydown of the debt acquired in the acquisition of Mazu of $5.0 million.

On April 21, 2008, our Board of Directors authorized a Share Repurchase Program, which authorizes us to repurchase up to $100.0 million of our outstanding common stock during a period not to exceed 24 months from the Board authorization date. The Program does not require us to purchase a minimum number of shares, and may be suspended, modified or discontinued at any time. During the first quarter of 2009, we repurchased 952,105 shares of common stock under this Program for an aggregate purchase price of $10.0 million, or an average of $10.52 per share. The maximum dollar value of common stock available for purchase under the Program is $40.0 million. The timing and amounts of these repurchases were based on market conditions and other factors including price, regulatory requirements and capital availability. The share repurchases were financed by available cash balances and cash from operations.

We believe that our net proceeds from operations, together with our cash balance at March 31, 2009, will be sufficient to fund our projected operating requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of expansion into new territories, the timing of introductions of new products and enhancements to existing products, and the continuing market acceptance of our products. We may enter into arrangements for potential investments in, or acquisitions of, complementary businesses, services or technologies, which also could require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Contractual Obligations

The following is a summary of our contractual obligations as of March 31, 2009:

	Total	Remaining nine months of 2009	2010	2011	2012	2013 and beyond
	(in thousands)
Contractual Obligations
Operating leases	$30,264	$4,606	$5,945	$6,846	$5,763	$7,104
Purchase obligations (1)	$10,271	9,040	1,200	31	—	—
Acquisition-related contingent consideration	$10,420	—	10,420	—	—	—

Total contractual obligations	$50,955	$13,646	$17,565	$6,877	$5,763	$7,104

(1)	Represents amounts associated with agreements that are enforceable, legally binding and specify terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of payment. Obligations under contracts that we can cancel without a significant penalty are not included in the table above.

Off-Balance Sheet Arrangements

At March 31, 2009 and December 31, 2008, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Other

At March 31, 2009 and December 31, 2008, we did not have commercial commitments under lines of credit, standby repurchase obligations or other such debt arrangements.

Recent Accounting Pronouncements

See Note 1 of “Notes to Consolidated Financial Statements” for recent accounting pronouncements that could have an effect on us.

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

Interest Rate Sensitivity

We had unrestricted cash and cash equivalents totaling $50.7 million and $95.4 million at March 31, 2009 and December 31, 2008, respectively. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Cash and cash equivalents include highly liquid investments with a maturity of ninety days or less at the time of purchase. Cash equivalents consist primarily of money market mutual funds, government sponsored enterprise obligations, treasury bills, and other money market securities. Due to the high investment quality and short duration of these investments, we do not believe that we have any material exposure to changes in the fair market value as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income. The recent volatility in the credit markets has caused a macro shift in investments into highly liquid short-term investments such as U.S. Treasury bills. This has caused a significant decline in short-term interest rates, which we expect will reduce future investment income. In addition, the volatility in the credit markets increases the risk of write-downs of investments to fair market value.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2009, the end of the period covered by this quarterly report on Form 10-Q. This controls evaluation was done under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, such as this quarterly report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed such that information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Based upon the controls evaluation, our CEO and CFO have concluded that as of March 31, 2009, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission and to ensure that material information relating to us and our consolidated subsidiaries is made known to management, including the CEO and CFO.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the first quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting means a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Set forth below and elsewhere in this Quarterly Report on Form 10-Q, and in other documents we file with the SEC, are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Quarterly Report on Form 10-Q and in our other public statements. Because of the following factors, as well as other variables affecting our operating results, past financial performance should not be considered as a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods.

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

•	volatility in our stock price, which may lead to higher stock compensation expenses pursuant to SFAS No. 123(R);

•	our estimates of the fair value of the acquisition-related contingent consideration may change significantly and could have a material effect on earnings pursuant to SFAS No. 141(R); and

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

Our business depends on the overall demand for information technology, and in particular for WAN optimization, and on the economic health and general willingness of our current and prospective customers to make capital commitments. If the conditions in the U.S. and global economic environment remain uncertain or continue to be volatile, or if they deteriorate further, our business, operating results, and financial condition may be materially adversely affected. In addition, the market we serve is emerging and the purchase of our products involves material changes to established purchasing patterns and policies. The purchase of our products is often discretionary and may involve a significant commitment of capital and other resources. In addition, our operating expenses are largely based on anticipated revenue trends and a high percentage of our expenses are, and will continue to be, fixed in the short-term. Uncertainty about future economic conditions makes it difficult to forecast operating results and to make decisions about future investments. Weak or volatile economic conditions would likely harm our business and operating results in a number of ways, including information technology spending reductions among customers and prospects, longer sales cycles, lower prices for our products and services and reduced unit sales. A reduction in information technology spending could occur or persist even if economic conditions improve. In addition, any increase in worldwide commodity prices, such as occurred in 2008, may result in higher component prices and increased shipping costs, both of which may negatively impact our financial results.

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

Our future success is highly dependent upon establishing and maintaining successful relationships with a variety of indirect distribution partners, including value-added resellers and service providers. A substantial majority of our revenue is derived from indirect channel sales and we expect indirect channel sales to continue to account for a substantial majority of our total revenue. Accordingly, our revenue depends in large part on the effective performance of these channel partners, and the loss of or reduction in sales to our channel partners could materially reduce our revenues. By relying on indirect channels, we may have little or no contact with the ultimate users of our products, thereby making it more difficult for us to establish brand awareness, ensure proper delivery and installation of our products, service ongoing customer requirements and respond to evolving customer needs. In addition, we recognize a large portion of our revenue based on a sell-through model using information regarding the end user customers that is provided by our channel partners. If those channel partners provide us with inaccurate or untimely information, the amount or timing of our revenues could be adversely impacted.

Recruiting and retaining qualified channel partners and training them in our technology and product offerings requires significant time and resources. In order to develop and expand our distribution channel, we must continue to scale and improve our processes and procedures that support our distribution channel, including investment in systems and training, and those processes and procedures may become increasingly complex and difficult to manage. We have no minimum purchase commitments with any of our value-added resellers or other indirect distributors, and our contracts with these channel partners do not prohibit them from offering products or services that compete with ours. Our competitors may be effective in providing incentives to existing and potential channel partners to favor their products, to choose not to partner with us, or to prevent or reduce sales of our products. Our channel partners may choose not to offer our products exclusively or at all. If we fail to maintain successful relationships with our channel partners, fail to develop new relationships with channel partners in new markets or expand the number of channel partners in existing markets, fail to manage, train or motivate existing channel partners effectively or if these channel partners are not successful in their sales efforts, sales of our products would decrease and our business, operating results and financial condition would be materially adversely affected.

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

We recently introduced our 50 series of Steelhead appliances. The introduction of, and planned transition to, a new product line requires us to forecast customer demand for both legacy and new product lines for a period of time, and to maintain adequate inventory levels to support the sales forecasts for both product lines. If new product line sales exceed our sales forecast, we could possibly experience stock shortages, which would negatively affect our revenues. If legacy product line sales fall short of our sales forecast, we could have excess inventory as has occurred in prior quarters. In the first quarter of 2009, we recognized approximately $2.3 million in excess and obsolete inventory charges related to the new product line introduction. Our inventory level increased in our third fiscal quarter as we balanced the forecast demand for both product lines. If future sales between our legacy and any new product lines differ from our forecasts, and this results in an excess of legacy products, then additional inventory charges may be required. In addition, if future overall sales are less than forecasted, then additional inventory charges may be required. Any inventory charges would negatively impact our product gross margins.

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

Although the contract manufacturing services required to manufacture and assemble our products may be readily available from a number of established manufacturers, it is time-consuming and costly to qualify and implement contract manufacturer relationships. Therefore, if one or more of our contract manufacturers suffers an interruption in its business, or experiences delays, disruptions or quality control problems in its manufacturing operations, or we choose to change or add additional contract manufacturers, our ability to ship products to our customers would be delayed and our business, operating results and financial condition would be adversely affected.

If we are unable to protect our intellectual property rights, our competitive position could be harmed or we could be required to incur significant expenses to enforce our rights.

We depend on our ability to protect our proprietary technology. We rely on trade secret, patent, copyright and trademark laws and confidentiality agreements with employees and third parties, all of which offer only limited protection. Despite our efforts, the steps we have taken to protect our proprietary rights may not be adequate to preclude misappropriation of our proprietary information or infringement of our intellectual property rights, and our ability to police such misappropriation or infringement is uncertain, particularly in countries outside of the U.S. Further, with respect to patent rights, we do not know whether any of our pending patent applications will result in the issuance of patents or whether the examination process will require us to narrow our claims, and even if patents are issued, they may be contested, circumvented or invalidated over the course of our business. The invalidation of any of our key patents could benefit our competitors by allowing them to more easily design products similar to ours. Moreover, the rights granted under any issued patents may not provide us with proprietary protection or competitive advantages, and competitors may in any event be able to develop similar or superior technologies to our own now or in the future. Protecting against the unauthorized use of our products, trademarks and other proprietary rights is expensive, difficult and, in some cases, impossible. Litigation has been necessary in the past and may be necessary in the future to enforce or defend our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. For example, in the third quarter of 2008 we settled a patent infringement lawsuit with Quantum Corporation where both we and Quantum asserted that the other party infringed a patent or patents. Intellectual property litigation has resulted, and may in the future result, in substantial costs and diversion of management resources, and may in the future harm our business, operating results and financial condition. Furthermore, many of our current and potential competitors have the ability to dedicate substantially greater resources to enforce their intellectual property rights than we do. Accordingly, despite our efforts, we may not be able to prevent third parties from infringing upon or misappropriating our intellectual property.

Claims by others that we infringe their proprietary technology could harm our business.

Our industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patent and other intellectual property rights. In the ordinary course of our business, we are involved in disputes and licensing discussions with others regarding their claimed proprietary rights and we cannot assure you that we will always successfully defend ourselves against such claims. Third parties have claimed and may in the future claim that our products or technology infringe their proprietary rights. For example, in the third quarter of 2008 we settled a patent infringement lawsuit with Quantum Corporation. We expect that infringement claims may increase as the number of products and competitors in our market increases and overlaps occur. In addition, as we have gained greater visibility and market exposure as a public company, we face a higher risk of being the subject of intellectual property infringement claims. Any claim of infringement by a third party, even those without merit, could cause us to incur substantial legal costs defending against the claim, and could distract our management from our business. Furthermore, we could be subject to a judgment or voluntarily enter into a settlement, either of which could require us to pay substantial damages. A judgment or settlement could also include an injunction or other court order that could prevent us from offering our products. In addition, we might elect or be required to seek a license for the use of third-party intellectual property, which may not be available on commercially reasonable terms or at all, or if available, the payments under such license may harm our operating results and financial condition. Alternatively, we may be required to develop non-infringing technology, which could require significant effort and expense and may ultimately not be successful. Any of these events could seriously harm our business, operating results and financial condition. Third parties may also assert infringement claims against our customers and channel partners. Any of these claims would require us to initiate or defend potentially protracted and costly litigation on their behalf, regardless of the merits of these claims, because we generally indemnify our customers and channel partners from claims of infringement of proprietary rights of third parties. If any of these claims succeed, or if we voluntarily enter into a settlement, we may be forced to pay damages on behalf of our customers or channel partners, which could have a material adverse effect on our business, operating results and financial condition.

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

In the first quarter of 2009, we derived approximately 45% of our revenue from customers outside the U.S. We have personnel in numerous countries worldwide. We expect to continue to add personnel in additional countries. Our international sales and operations subject us to a variety of risks, including:

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

Developing our products is expensive, and the investment in product development may involve a long payback cycle or may not generate additional revenue at all. In the first quarter of 2009, our research and development expenses were $16.0 million, or approximately 18% of our total revenue. Our future plans include significant investments in research and development and related product opportunities. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. These investments may take several years to generate positive returns, if ever.

Our ability to sell our products is highly dependent on the quality of our support and services offerings, and our failure to offer high quality support and services would harm our operating results and reputation.

Once our products are deployed within our customers’ networks, our customers depend on our support organization to resolve any issues relating to our products. A high level of support is critical for the successful marketing and sale of our products. If we or our channel partners do not effectively assist our customers in deploying our products, succeed in helping our customers quickly resolve post-deployment issues, and provide effective ongoing support, it would adversely affect our ability to sell our products to existing customers and would harm our reputation with potential customers. In addition, as we expand our operations internationally, our support organization will face additional challenges, including those associated with delivering support, training and documentation in languages other than English. Any failure to maintain high quality support and services would harm our operating results and reputation.

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

We incorporate open source software into our products. Although we monitor our use of open source closely, the terms of many open source licenses have not been interpreted by U.S. courts, and there is a risk that such licenses could be construed in a manner that could impose unanticipated conditions or restrictions on our ability to commercialize our products. In such event, we could be required to seek licenses from third parties in order to continue offering our products, to re-engineer our products or to discontinue the sale of our products in the event re-engineering cannot be accomplished on a timely or successful basis, any of which could adversely affect our business, operating results and financial condition.

We also incorporate certain third-party technologies, including software programs, into our products and may need to utilize additional third-party technologies in the future. However, licenses to relevant third-party technology may not continue to be available to us on commercially reasonable terms, or at all. Therefore, we could face delays in product releases until equivalent technology can be identified, licensed or developed, and integrated into our current products. These delays, if they occur, could materially adversely affect our business, operating results and financial condition. We currently use third-party software programs in our Steelhead appliances, our Interceptor appliances, our Central Management Console appliances, our Cascade appliances, and our Steelhead Mobile software client and controller. For example, in our Steelhead appliances, we use third-party software to configure a storage adapter for specific redundant disk setups as well as to initialize and diagnose hardware on certain models, and in our Central Management Console and Steelhead Mobile Controller appliances we use third-party software to help manage statistics and reporting. Each of these software programs is currently available from only one vendor. As a result, any disruption in our access to these software programs could result in significant delays in our product releases and could require substantial effort to locate or develop a replacement program. If we decide in the future to incorporate into our products any other software program licensed from a third party, and the use of such software program is necessary for the proper operation of our appliances, then our loss of any such license would similarly adversely affect our ability to release our products in a timely fashion.

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

Our future income taxes could be affected by disqualifying dispositions of stock from our employee stock purchase plan and stock options, by earnings being lower than anticipated in jurisdictions where we have lower statutory rates and being higher than anticipated in jurisdictions where we have higher statutory rates, by changes in the valuation of our deferred tax assets and liabilities, changes in actual results versus our estimates, or changes in tax laws, regulations, accounting principles or interpretations thereof. In addition, like other companies, we may be subject to examination of our income tax returns by the Internal Revenue Service and other tax authorities. While we regularly assess the likelihood of adverse outcomes from such examinations and the adequacy of our provision for income taxes, there can be no assurance that such provision is sufficient and that a determination by a tax authority will not have an adverse effect on our results of operations.

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

The trading prices of the securities of technology companies have been highly volatile. Further, our common stock has a limited trading history. Since our initial public offering in September 2006 through March 31, 2009, our stock price has fluctuated from a low of $7.10 to a high of $52.81. Factors that could affect the trading price of our common stock include, but are not limited to:

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

As of March 31, 2009, our directors and executive officers and their affiliates beneficially owned, in the aggregate, approximately 20.1% of our outstanding common stock. As a result, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit your ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

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

The following table summarizes the stock repurchase activity for the three months ended March 31, 2009 and the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (2)
January 1, 2009 - January 31, 2009	—	$—	—	$50,024,000
February 1, 2009 - February 28, 2009	590,955	10.85	590,955	43,611,000
March 1, 2009 - March 31, 2009	361,150	9.98	361,150	40,005,000

Total	952,105	$10.52	952,105	$40,005,000

(1)	On April 21, 2008, our Board of Directors authorized a Share Repurchase Program, which authorizes us to repurchase up to $100.0 million of our outstanding common stock during a period not to exceed 24 months from the Board authorization date.

(2)	During the first quarter of 2009, we repurchased 952,105 shares of common stock under this Program for an aggregate purchase price of approximately $10.0 million, or an average of $10.52 per share. These shares were purchased in open market transactions. The timing and amounts of these purchases were based on market conditions and other factors including price, regulatory requirements and capital availability. The share repurchases were financed by available cash balances and cash from operations.

Item 6.	Exhibits

Exhibit No.	Description

2.1	Agreement of Merger, dated as of January 20, 2009, among Riverbed Technology, Inc., a Delaware corporation, Maple Acquisition Sub, Inc., a Delaware corporation, Mazu Networks, Inc., a Delaware corporation and Donald A. Sullivan as the Stockholders’ Agent. (1)

3.1	Restated Certificate of Incorporation. (2)

3.2	Amended and Restated Bylaws. (3)

4.1	Form of Common Stock Certificate. (2)

10.1	Riverbed Technology, Inc. Long-Term Incentive Plan. (4)

10.2	Riverbed Technology, Inc. 2009 Inducement Equity Incentive Plan and forms of agreement thereunder. (1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(1)	Incorporated by reference to Registrant’s Current Report on Form 8-K (No. 001-33023) filed with the SEC on February 20, 2009.

(2)	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (No. 333-133437) filed with the SEC on April 20, 2006, as amended.

(3)	Incorporated by reference to Registrant’s Current Report on Form 8-K (No. 001-33023) filed with the SEC on December 18, 2008.

(4)	Incorporated by reference to Registrant’s Current Report on Form 8-K (No. 001-33023) filed with the SEC on February 19, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 30, 2009

RIVERBED TECHNOLOGY, INC.

By:	/s/ Jerry M. Kennelly
Jerry M. Kennelly
President and Chief Executive Officer

Dated: April 30, 2009

RIVERBED TECHNOLOGY, INC.

By:	/s/ Randy S. Gottfried
Randy S. Gottfried
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement of Merger, dated as of January 20, 2009, among Riverbed Technology, Inc., a Delaware corporation, Maple Acquisition Sub, Inc., a Delaware corporation, Mazu Networks, Inc., a Delaware corporation and Donald A. Sullivan as the Stockholders’ Agent. (1)

3.1	Restated Certificate of Incorporation. (2)

3.2	Amended and Restated Bylaws. (3)

4.1	Form of Common Stock Certificate. (2)

10.1	Riverbed Technology, Inc. Long-Term Incentive Plan. (4)

10.2	Riverbed Technology, Inc. 2009 Inducement Equity Incentive Plan and forms of agreement thereunder. (1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(1)	Incorporated by reference to Registrant’s Current Report on Form 8-K (No. 001-33023) filed with the SEC on February 20, 2009.

(2)	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (No. 333-133437) filed with the SEC on April 20, 2006, as amended.

(3)	Incorporated by reference to Registrant’s Current Report on Form 8-K (No. 001-33023) filed with the SEC on December 18, 2008.

(4)	Incorporated by reference to Registrant’s Current Report on Form 8-K (No. 001-33023) filed with the SEC on February 19, 2009.