Form 10-Q/A
period 2009-03-31
Riverbed Technology, Inc.
filed 2009-05-05
CIK 1357326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Explanatory Note

This Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009 (“Quarterly Report”), initially filed with the Securities and Exchange Commission on April 30, 2009, is being filed solely to correct an error in the table in Footnote 8, Deferred Revenue, of Part 1, Item 1 of the Quarterly Report. Deferred product revenue as of March 31, 2009 is lower by $7,673,000, and deferred support and services revenue as of March 31, 2009 is higher by $7,673,000, than the respective amounts originally filed in our Quarterly Report. The total reported current and non-current deferred revenue amounts in our Quarterly Report are correct, and there are no changes to the amounts shown in our condensed consolidated balance sheets.

No other changes in our Quarterly Report are being made by this Amendment No. 1. However, in accordance with Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, the complete text of Part I, Item 1, as amended, is included herein.

This Amendment No. 1 also amends and restates the exhibit list and refiles certain exhibits specified herein, including currently dated certifications of our chief executive officer and chief financial officer set forth as Exhibits 31.1, 31.2 and 32.1 hereto. This Amendment No. 1 speaks as of the date of the Quarterly Report, and has not been updated to reflect events occurring subsequent to the original filing date.

Riverbed Technology, Inc.

INDEX

		Page No.

	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of March 31, 2009 and December 31, 2008	4
	Condensed Consolidated Statements of Operations for the three months ended March 31, 2009 and March 31, 2008	5
	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2009 and March 31, 2008	6
	Notes to Condensed Consolidated Financial Statements	7

Item 1.	Financial Statements

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

Intangible Assets

Intangible assets consisted of the following:

		Three months ended March 31, 2009
(in thousands)	Useful life	Gross	Accumulated Amortization	Net
Existing technology	5 years	$12,100	$(267)	$11,833
Patents	5 years	2,700	(59)	2,641
Maintenance agreements	5 years	6,100	(134)	5,966
Customer contracts	5 years	2,000	(44)	1,956
Trademarks	3 years	600	(22)	578

Total intangible assets		$23,500	$(526)	$22,974

Estimated future amortization expense related to the above intangible assets at March 31, 2009 is as follows:

Fiscal Year	In thousands
2009 (the nine months ending December 31)	$3,585
2010	4,780
2011	4,780
2012	4,608
2013 and thereafter	5,221

Total	$22,974

7.	OTHER ACCRUED LIABILITIES

Other accrued liabilities consisted of the following:

(in thousands)	March 31, 2009	December 31, 2008
Deferred rent liability	$4,880	$4,783
Other accrued liabilities	8,298	8,559

Total other accrued liabilities	$13,178	$13,342

8.	DEFERRED REVENUE

Deferred revenue consisted of the following:

(in thousands)	March 31, 2009	December 31, 2008
Product	$4,204	$4,987
Support and services	60,337	53,174

Total deferred revenue	$64,541	$58,161

Reported as:
Deferred revenue, current	$49,650	$45,194
Deferred revenue, non-current	14,891	12,967

Total deferred revenue	$64,541	$58,161

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

Dated: May 5, 2009

RIVERBED TECHNOLOGY, INC.

By:	/s/ Jerry M. Kennelly
Jerry M. Kennelly
President and Chief Executive Officer

Dated: May 5, 2009

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

The certification attached as Exhibit 32 that accompanies this Quarterly Report on Form 10-Q/A is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Riverbed Technology, Inc. under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date of this Quarterly Report on Form 10-Q/A, irrespective of any general incorporation language contained in such filing.

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