Form 10-Q
period 2009-06-30
Riverbed Technology, Inc.
filed 2009-07-30
CIK 1357326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock, par value $0.0001, outstanding as of July 23, 2009 was: 69,510,348.

Riverbed Technology, Inc.

Item 1.	Financial Statements

RIVERBED TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

As of June 30, 2009 and December 31, 2008

(in thousands)

	June 30, 2009	December 31, 2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$50,643	$95,378
Marketable securities	218,525	172,398
Trade receivables, net of allowances of $1,298 and $770 as of June 30, 2009 and December 31, 2008, respectively	49,061	46,839
Inventory	9,176	10,637
Deferred tax assets	7,751	6,185
Prepaid expenses and other current assets	13,129	12,605

Total current assets	348,285	344,042

Fixed assets, net	22,357	21,993
Goodwill	11,711	—
Intangibles, net	21,779	—
Deferred tax assets, non-current	32,818	27,033
Other assets	5,144	5,449

Total assets	$442,094	$398,517

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,342	$18,290
Accrued compensation and benefits	14,677	13,137
Other accrued liabilities	21,443	13,342
Deferred revenue	54,024	45,194

Total current liabilities	106,486	89,963

Deferred revenue, non-current	15,865	12,967
Other long-term liabilities	2,283	1,758

Total long-term liabilities	18,148	14,725

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value – 30,000 shares authorized, no shares outstanding	—	—
Common stock; $0.0001 par value – 600,000 shares authorized; 69,505 and 69,145 shares issued and outstanding as of June 30, 2009 and December 31, 2008, respectively	338,750	315,882
Accumulated deficit	(21,250)	(21,934)
Accumulated other comprehensive loss	(40)	(119)

Total stockholders’ equity	317,460	293,829

Total liabilities and stockholders’ equity	$442,094	$398,517

See Notes to Condensed Consolidated Financial Statements.

RIVERBED TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Revenue:
Product	$60,314	$62,607	$120,779	$120,336
Support and services	30,673	18,985	58,419	34,238

Total revenue	90,987	81,592	179,198	154,574

Cost of revenue:
Cost of product	14,389	14,564	28,794	28,500
Cost of support and services	9,466	6,967	17,975	12,977

Total cost of revenue	23,855	21,531	46,769	41,477

Gross profit	67,132	60,061	132,429	113,097

Operating expenses:
Sales and marketing	42,025	34,930	82,811	66,137
Research and development	17,028	15,088	33,066	28,696
General and administrative	9,092	10,133	18,085	19,506
Acquisition-related costs	(2,959)	—	(1,439)	—

Total operating expenses	65,186	60,151	132,523	114,339

Operating income (loss)	1,946	(90)	(94)	(1,242)

Other income, net	45	1,472	683	3,772

Income before provision for income taxes	1,991	1,382	589	2,530
Provision (benefit) for income taxes	2,281	2,251	(95)	2,761

Net (loss) income	$(290)	$(869)	$684	$(231)

Net (loss) income per common share:
Basic	$(0.00)	$(0.01)	$0.01	$(0.00)

Diluted	$(0.00)	$(0.01)	$0.01	$(0.00)

Shares used in computing net (loss) income per common share:
Basic	69,007	71,143	68,868	70,870
Diluted	69,007	71,143	70,576	70,870

See Notes to Condensed Consolidated Financial Statements.

RIVERBED TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six months ended June 30,
	2009	2008
Operating Activities:
Net income (loss)	$684	$(231)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,647	3,574
Stock-based compensation	26,520	25,126
Excess tax benefit from employee stock plans	(1,340)	(1,427)
Deferred taxes	(6,508)	—
Changes in operating assets and liabilities:
Trade receivables	(166)	4,107
Inventory	1,907	(5,900)
Prepaid expenses and other current assets	(122)	(1,004)
Accounts payable	(2,159)	(3,278)
Accruals and other current liabilities	961	3,821
Acquisition-related contingent consideration	(1,943)	—
Deferred revenue	10,740	11,108

Net cash provided by operating activities	35,221	35,896

Investing Activities:
Capital expenditures	(5,560)	(8,120)
Purchase of available for sale securities	(178,446)	(197,023)
Proceeds from maturities of available for sale securities	118,599	102,382
Proceeds from sales of available for sale securities	13,500	24,003
Acquisitions, net of cash and cash equivalents acquired	(20,469)	—

Net cash used in investing activities	(72,376)	(78,758)

Financing Activities:
Proceeds from issuance of common stock under employee stock plans, net of repurchases	12,675	6,540
Payments for repurchases of common stock	(16,806)	(12,484)
Payments of debt	(5,004)	—
Excess tax benefit from employee stock plans	1,340	1,427

Net cash used in financing activities	(7,795)	(4,517)

Effect of exchange rate changes on cash and cash equivalents	215	79

Net decrease in cash and cash equivalents	(44,735)	(47,300)
Cash and cash equivalents at beginning of period	95,378	162,979

Cash and cash equivalents at end of period	$50,643	$115,679

See Notes to Condensed Consolidated Financial Statements.

RIVERBED TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization

Riverbed Technology, Inc. was founded on May 23, 2002 and has developed a comprehensive solution to the fundamental problems of wide-area distributed computing. Our products enable our customers simply and efficiently to improve the performance of their applications and access to their data over wide area networks (WANs), and provide global application performance, reporting and analytics.

Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated. The accompanying condensed consolidated balance sheet as of June 30, 2009, the condensed consolidated statements of operations for the three and six months ended June 30, 2009 and June 30, 2008, and the condensed consolidated statements of cash flows for the six months ended June 30, 2009 and June 30, 2008 are unaudited. The accompanying statements should be read in conjunction with the audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2008.

The accompanying condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (GAAP) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). They do not include all of the financial information and footnotes required by GAAP for complete financial statements. We believe the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments necessary for the fair presentation of our balance sheet as of June 30, 2009, and our results of operations and cash flows for the three and six months ended June 30, 2009 and June 30, 2008. All adjustments are of a normal recurring nature. Certain prior period amounts have been reclassified to conform to the current period presentation. Specifically, service inventory as of December 31, 2008 in the amount of $5.9 million has been reclassified from Other long-term assets to Prepaid expenses and other current assets on our condensed consolidated balance sheet. The results for the three and six months ended June 30, 2009 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending December 31, 2009.

Other than the adoption of the provisions of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standard No. 141 (revised 2007), Business Combinations (SFAS No. 141(R)), and FASB Staff Position (FSP) No. 142-3, “Determination of the Useful Life of Intangible Assets,” there have been no significant changes in our accounting policies during the three and six months ended June 30, 2009, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2008.

We have evaluated subsequent events through July 30, 2009, which is the date these condensed consolidated financial statements were issued.

Use of Estimates

GAAP requires us to make certain estimates and judgments that can affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the periods presented. Significant estimates and assumptions made by management include the determination of the fair value of stock awards issued, the allowance for doubtful accounts, inventory valuation, our warranty liability, the accounting for income taxes including the determination of the timing of the release of our valuation allowance related to our deferred tax asset balances, the accounting for business combinations and the accounting for acquisition-related contingent consideration. We believe that the estimates and judgments upon which we rely are reasonable based upon information available to us at the time that these estimates and judgments were made. To the extent there are material differences between these estimates and actual results, our consolidated financial statements will be affected.

Revenue Recognition

Our software is generally integrated on appliance hardware and is essential to the functionality of the product. As a result, we account for revenue in accordance with Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions, for all transactions involving the sale of software. We recognize product revenue when all of the following have occurred: (1) we have entered into a legally binding arrangement with a customer; (2) delivery has occurred, which is when product title transfers to the customer; (3) customer payment is deemed fixed or determinable and free of contingencies and significant uncertainties; and (4) collection is probable.

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

We use the residual method to recognize revenue when a product agreement includes one or more elements to be delivered at a future date and vendor specific objective evidence (VSOE) of the fair value of all undelivered elements exists. Through June 30, 2009, in virtually all of our contracts, the only element that remained undelivered at the time of delivery of the product was support and updates. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the contract fee is recognized as product revenue. If evidence of the fair value of one or more undelivered elements does not exist, all revenue is generally deferred and recognized when delivery of those elements occurs or when fair value can be established. When the undelivered element for which we do not have a fair value is support, revenue for the entire arrangement is bundled and recognized ratably over the support period. VSOE of fair value for elements of an arrangement is based upon the normal pricing and discounting practices for those services when sold separately, and VSOE for support services is measured by the renewal rate offered to the customer.

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

Stock-Based Compensation

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment, using the prospective transition method, which requires us to apply the provisions of SFAS No. 123(R) to new awards granted, and to awards modified, repurchased or cancelled, after the effective date. New awards granted include stock options, restricted stock units (RSUs), and stock purchased under our Employee Stock Purchase Plan (the “Purchase Plan”). Under this method, stock-based compensation expense recognized beginning January 1, 2006 is based on a combination of the following: (a) the grant-date fair value of the stock option, RSU and employee stock purchase plan awards granted or modified after January 1, 2006; and (b) the amortization of deferred stock-based compensation related to stock option awards granted prior to January 1, 2006, which was calculated using the intrinsic value method as previously permitted under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees.

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

As part of our accounting for business combinations, a portion of the purchase price was allocated to goodwill and intangible assets. Amortization expenses associated with acquired intangible assets are generally not tax deductible; however, deferred taxes have been recorded for non-deductible amortization expenses as a part of the purchase price allocation. In the event of an impairment charge associated with goodwill, such charges are generally not tax deductible and would result in an increased effective tax rate in the quarter any impairment is recorded.

Inventory Valuation

Inventory consists of hardware and related component parts and is stated at the lower of cost (on a first-in, first-out basis) or market. A portion of our inventory relates to evaluation units located at customer locations, as some of our customers test our equipment prior to purchasing. Inventory that is obsolete or in excess of our forecasted demand is written down to its estimated realizable value based on historical usage, expected demand, and with respect to evaluation units, the historical conversion rate and age of the units. Inherent in our estimates of market value in determining inventory valuation are estimates related to economic trends, future demand for our products, the timing of new product introductions and technological obsolescence of our products. Inventory write-downs are reflected as cost of product and amounted to $0.8 million and $1.1 million in the three months ended June 30, 2009 and 2008, respectively and $3.0 million and $1.5 million in the six months ended June 30, 2009 and 2008, respectively.

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

The following is a summary of the warranty reserve activity for the six months ended June 30, 2009 and 2008.

	Six months ended June 30,
(in thousands)	2009	2008
Beginning balance	$1,205	$1,089
Additions charged to operations	431	1,332
Warranty costs incurred	(332)	(1,067)
Adjustments related to pre-existing warranties	(658)	—

Ending balance	$646	$1,354

Deferred Inventory Costs

When our products have been delivered, but the product revenue associated with the arrangement has been deferred as a result of not meeting the revenue recognition criteria in SOP 97-2, we also defer the related inventory costs for the delivered items in accordance with Accounting Research Bulletin 43, Restatement and Revision of Accounting Research Bulletins. Deferred inventory costs amounted to $1.6 million and $2.2 million at June 30, 2009 and December 31, 2008, respectively, and are included in Prepaid expenses and other current assets in the condensed consolidated balance sheets.

Service Inventory

We hold service inventory that is used to repair or replace defective hardware reported by our customers who purchase support services. Service inventory consists of hardware and related component parts and is stated at lower of cost (on a first-in, first-out basis) or market. We classify service inventory as Prepaid expenses and other current assets and we recognize the utilization of service inventory as a charge against cost of support and services revenue in the period in which it occurs. At June 30, 2009 and December 31, 2008 our service inventory balance was $6.1 million and $5.9 million, respectively. In the three months ended June 30, 2009 and 2008, we recognized $1.1 million and $0.4 million, respectively, to cost of support and services relating to service inventory. In the six months ended June 30, 2009 and 2008, we recognized $1.8 million and $0.8 million, respectively, to cost of support and services relating to service inventory.

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

Comprehensive Income (Loss)

Comprehensive income (loss) consists of the following:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2009	2008	2009	2008
Net income (loss)	$(290)	$(869)	$684	$(231)
Change in net unrealized losses on investments, net of tax	(16)	(240)	(135)	(120)
Change in foreign currency translation adjustment, net of tax	329	66	214	82

Total comprehensive income (loss)	$23	$(1,043)	$763	$(269)

Concentrations of Risk

Financial instruments that are potentially subject to concentrations of credit risk consist primarily of cash, cash equivalents, marketable securities, and trade receivables. Investment policies have been implemented that limit investments to investment grade securities and the average portfolio maturity to less than six months. The risk with respect to trade receivables is mitigated by credit evaluations we perform on our customers and by the diversification of our customer base. No customer represented more than 10% of our revenue for the three and six months ended June 30, 2009 and 2008.

We outsource the production of our inventory to third-party manufacturers. We rely on purchase orders or long-term contracts with our contract manufacturers. At June 30, 2009, we had no long-term contractual commitment with any manufacturer; however, we did have a 90 day commitment totaling $7.5 million.

Recent Accounting Pronouncements

Effective January 1, 2009, we adopted SFAS No. 141(R). Under SFAS No. 141(R), an acquiring entity is required to recognize all the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred; that restructuring costs generally be expensed in periods subsequent to the acquisition date; that changes in the estimated fair value of contingent consideration after the initial measurement on the acquisition date be recognized in earnings in the period of the change in estimate; and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of provision for taxes. In addition, acquired in-process research and development is capitalized as an intangible asset and amortized over its estimated useful life. See Note 2 for a description of our acquisition of Mazu Networks, Inc.

Effective January 1, 2009, we adopted FSP No. 142-3, that amends the factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. FSP No. 142-3 amends paragraph 11(d) of SFAS No. 142 to require an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset. The adoption did not have a material impact on our consolidated results of operations or financial condition for the three and six months ended June 30, 2009.

Effective January 1, 2009, we adopted FSP No. 157-2, Effective Date of FASB Statement No. 157. FSP No. 157-2 delayed the effective date of SFAS No. 157, Fair Value Measurements, for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal 2009. The adoption of FSP No. 157-2 did not have a material impact on our consolidated results of operations or financial condition for the three and six months ended June 30, 2009.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which establishes general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. We adopted the provisions of SFAS No. 165 for the quarter ended June 30, 2009. The adoption of these provisions did not have a material effect on our consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which requires disclosures about the fair value of our financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the balance sheets, in the interim reporting periods as well as in the annual reporting periods. In addition, the FSP requires disclosures of the methods and significant assumptions used to estimate the fair value of those financial instruments. This FSP was effective for us beginning April 1, 2009. The adoption of this FSP was not material to our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards CodificationTM and Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No 162. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We do not expect this pronouncement to have a material impact on our financial condition, results of operations, or cash flows.

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

The total acquisition date fair value of the consideration transferred was estimated at $33.0 million, which included the initial payments totaling $23.1 million in cash and the estimated fair value of acquisition-related contingent consideration to be paid to Mazu shareholders totaling $9.9 million. The total acquisition date fair value of consideration transferred was estimated as follows:

(in thousands)
Payment to Mazu shareholders	$23,051
Acquisition-related contingent consideration	9,909

Total acquisition-date fair value	$32,960

In accordance with SFAS No. 141(R), a liability was recognized for an estimate of the acquisition date fair value of the acquisition-related contingent consideration based on the probability of achievement of the bookings target. Any change in the fair value of the acquisition-related contingent consideration subsequent to the acquisition date, including changes from events after the acquisition date, such as changes in our estimate of the bookings targets, will be recognized in earnings in the period the estimated fair value changes. The fair value estimate is based on the probability weighted bookings to be achieved over the Earn-Out period. Actual achievement of bookings below $16.0 million would reduce the liability to zero and achievement of bookings of $35.0 million or more would increase the liability to $16.6 million. A change in fair value of the acquisition-related contingent consideration could have a material effect on the statement of operations and financial position in the period of the change in estimate. During the second quarter of 2009, we recorded a gain of $3.0 million due to our change in estimate of fair value of acquisition-related contingent consideration.

Allocation of Consideration Transferred

Under the purchase method of accounting, the identifiable assets acquired and liabilities assumed were recognized and measured as of the acquisition date, February 19, 2009, based on their estimated fair values. The excess of the acquisition date fair value of consideration transferred over estimated fair value of the net tangible assets and intangible assets was recorded as goodwill.

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

In accordance with FSP No. 142-3, we determined the useful life of intangible assets based on the expected future cash flows associated with the respective asset. Existing technology is comprised of products that have reached technological feasibility and are part of Mazu’s product line. There were no in-process research and development assets as of the acquisition date. Patents are related to the design and development of Mazu’s products and this proprietary know-how may be leveraged to develop new technology and products and improve existing products. Customer contracts represent the underlying relationships and agreements with Mazu’s installed customer base. Trademarks represent the fair value of the brand and name recognition associated with the marketing of Mazu’s products and services. Amortization of existing technology and patents is included in cost of product revenue, and amortization expense for customer relationships and trademarks is included in operating expenses.

Goodwill

Of the total estimated purchase price, $11.7 million was allocated to goodwill. Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets. We consider the acquired business an addition to our product portfolio and not an additional reporting unit or operating segment. In accordance with SFAS No. 142, goodwill is tested for impairment at least annually (more frequently if certain indicators are present). In the event that management determines that the value of goodwill has become impaired, we will incur an accounting charge for the amount of impairment during the fiscal quarter in which the determination is made. None of the goodwill is expected to be deductible for income tax purposes. As of June 30, 2009, there was no change in the recognized amounts of goodwill resulting from the acquisition of Mazu.

Deferred Revenues

In connection with the allocation of consideration transferred, we estimated the fair value of the service obligations assumed from Mazu as a consequence of the acquisition. The estimated fair value of the service obligations was determined using a cost build-up approach. The cost build-up approach determines fair value by estimating the costs relating to fulfilling the obligations plus a normal profit margin. The sum of the costs and operating profit approximates, in theory, the amount that we would be required to pay a third party to assume the service obligations. The estimated costs to fulfill the service obligations were based on the historical direct costs and indirect costs related to Mazu’s service agreements with its customers. Direct costs include personnel directly engaged in providing service and support activities, while indirect costs consist of estimated general and administrative expenses based on normalized levels as a percentage of revenue. Profit associated with selling efforts was excluded because Mazu had concluded the selling efforts on the service contracts prior to the date of our acquisition. The estimated research and development costs associated with support contracts have not been included in the fair value determination, as these costs were not deemed to represent a legal obligation at the time of acquisition. We recorded $1.5 million of deferred revenue to reflect the estimate of the fair value of Mazu’s service obligations assumed.

Pre-Acquisition Contingencies

We have evaluated and continue to evaluate pre-acquisition contingencies related to Mazu that existed as of the acquisition date. If these pre-acquisition contingencies that existed as of the acquisition date become probable in nature and estimable, amounts for such matters will be recorded in our results of operations.

Acquisition-related Contingent Consideration

We estimated the fair value of the acquisition-related contingent consideration using a probability-weighted discounted cash flow model. This fair value measurement is based on significant inputs not observed in the market and thus represents a Level 3 measurement as defined by SFAS No. 157. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect our own assumptions in measuring fair value. The fair value of the acquisition-related contingent consideration to be distributed directly to the Mazu selling shareholders was originally estimated at the acquisition date to be $9.9 million. As of June 30, 2009, the estimated fair value of the acquisition-related contingent consideration liability was reduced to $7.1 million, primarily due to a reduction in the probability-weighted bookings estimate, discounted at 13%. The reduction in our fair value estimate resulted in a net gain of $3.0 million and $2.8 million for the three and six months ended June 30, 2009, respectively, which was recorded in Acquisition-related costs in the Condensed Consolidated Statement of Operations.

The fair value of acquisition-related contingent consideration to be paid to the former employees of Mazu, originally estimated at $3.8 million at the acquisition date, is considered compensatory and will be recognized as compensation cost, recorded in operating expense, over the Earn-Out period provided that such former Mazu employees are employees of Riverbed at the time the acquisition-related contingent consideration is earned. As of June 30, 2009 the estimated fair value of the acquisition-related contingent consideration to be paid to the former employees of Mazu was reduced to $2.7 million from $3.8 million as of March 31, 2009, due to a reduction in the probability-weighted bookings estimate.

The following table shows the compensation costs of the acquisition-related contingent consideration to be paid to the former employees of Mazu recognized in operating expenses in the three and six month periods ended June 30, 2009, respectively:

(in thousands)	Three months ended June 30, 2009	Six months ended June 30, 2009
Sales and marketing	$205	$356
Research and development	181	314
General and administrative	114	197

Total other acquisition-related compensation costs	$500	$867

Acquisition-related Costs

Acquisition-related costs recognized during the three and six months ended June 30, 2009 include changes in the fair value of the acquisition-related contingent consideration, transaction costs and integration-related costs. During the three months ended June 30, 2009, we recorded a net gain of $3.0 million related to change in fair value of the acquisition-related contingent consideration to be paid directly to the Mazu shareholders. During the six months ended June 30, 2009, we recorded a net gain of $2.8 million related to change in fair value of the acquisition-related contingent consideration to be paid directly to the Mazu shareholders, transaction costs such as legal, accounting, valuation and other professional services of $0.6 million and integration-related costs of $0.8 million.

The following table summarizes the acquisition-related costs recognized in the three and six months ended June 30, 2009:

(in thousands)	Three months ended June 30, 2009	Six months ended June 30, 2009
Transaction costs	$—	$595
Severance	—	412
Integration costs	(5)	364

Change in fair value of acquisition-related contingent consideration	(2,954)	(2,810)

Total other acquisition-related costs	$(2,959)	$(1,439)

Results of Operations

The amount of revenue and operating loss of Mazu included in our condensed consolidated statement of operations for the three months ended June 30, 2009 and from the acquisition date to the period ending June 30, 2009:

(in thousands)	Three months ended June 30, 2009	Six months ended June 30, 2009
Revenue	$2,318	$2,830
Operating loss	$(3,424)	$(6,288)

Pro Forma Results for Mazu Acquisition

The following table presents our pro forma results (including Mazu) for the three and six months ended June 30, 2009 and 2008 as though the companies had been combined as of the beginning of each of the periods presented. The pro forma information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of each period presented. The pro forma results presented include acquisition-related costs, amortization charges for acquired intangible assets, eliminations of intercompany transactions, adjustments to interest expense and related tax effects.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2009	2008	2009	2008
Total revenue	$90,987	$84,701	$180,713	$161,376
Operating income (loss)	$1,946	$(169)	$(2,687)	$(5,068)

3. NET INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of vested common shares outstanding during the period. Diluted net income (loss) per common share is computed by giving effect to all potential dilutive common shares.

The following table sets forth the computation of net income (loss) per share:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2009	2008	2009	2008
Net income (loss)	$(290)	$(869)	$684	$(231)

Weighted average common shares outstanding - basic	69,007	71,143	68,868	70,870
Dilutive effect of employee stock plans	—	—	1,708	—

Weighted average common shares outstanding - diluted	69,007	71,143	70,576	70,870

Basic net income (loss) per share	$(0.00)	$(0.01)	$0.01	$(0.00)

Diluted net income (loss) per share	$(0.00)	$(0.01)	$0.01	$(0.00)

The following weighted average outstanding options and RSUs were excluded from the computation of diluted net income per common share for the periods presented because including them would have had an anti-dilutive effect:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2009	2008	2009	2008
Stock options and awards outstanding:
In-the-money awards	2,104	2,191	—	2,777
Out-of-the-money awards	8,848	8,690	9,670	7,672

Total potential shares of common stock excluded from the computation of earnings per share	10,952	10,881	9,670	10,449

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

4. FAIR VALUE OF ASSETS AND LIABILITIES

As of June 30, 2009, the fair value measurements of our cash and cash equivalents, marketable securities, and acquisition-related contingent consideration consisted of the following:

(in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Corporate bonds and notes	$10,998	$—	$10,998	$—
U.S. government backed securities	3,699	3,699	—	—
U.S. government-sponsored enterprise obligations	3,000	—	3,000	—
Money market funds	25,840	25,840	—	—
Cash	7,106	—	—	—

Total Cash and cash equivalents	$50,643	$29,539	$13,998	$—

Corporate bonds and notes	$33,943	$—	$33,943	$—
U.S. government backed securities	40,176	40,176	—	—
U.S. government-sponsored enterprise obligations	141,777	—	141,777	—
FDIC-backed certificates of deposit	2,629	2,629	—	—

Total Marketable securities	$218,525	$42,805	$175,720	$—

Liabilities:

Acquisition-related contingent consideration	$7,966	$—	$—	$7,966

As of December 31, 2008, the fair value measurements of our cash and cash equivalents, and marketable securities consisted of the following:

(in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Corporate bonds and notes	$16,783	$—	$16,783	$—
Money market funds	73,877	73,877	—	—
Cash	4,718	—	—	—

Total Cash and cash equivalents	$95,378	$73,877	$16,783	$—

Corporate bonds and notes	$33,487	$—	$33,487	$—
U.S. government backed securities	69,829	69,829	—	—
U.S. government-sponsored enterprise obligations	69,082	—	69,082	—

Total Marketable securities	$172,398	$69,829	$102,569	$—

As of June 30, 2009 and December 31, 2008, the marketable securities are recorded at amortized cost which approximates fair market value. All investments mature in one year or less.

(in thousands)	Fair Value	Unrealized Gains	Unrealized Losses
Corporate bonds and notes	$24,866	$20	$—
Corporate bonds and notes	11,706	—	(12)
U.S. government-sponsored enterprise obligations	132,092	213	—
U.S. government-sponsored enterprise obligations	9,686	—	(1)
U.S. government backed securities	35,140	35	—
U.S. government backed securities	5,035	—	(2)

Total marketable securities at June 30, 2009	$218,525	$268	$(15)

Corporate bonds and notes	$33,488	$39	$—
U.S. government-sponsored enterprise obligations	52,815	203	—
U.S. government-sponsored enterprise obligations	16,267	—	(28)
U.S. government backed securities	65,839	259	—
U.S. government backed securities	3,989	—	(1)

Total marketable securities at December 31, 2008	$172,398	$501	$(29)

Proceeds from the sales of available-for-sale securities were $8.5 million and $11.0 million in the three months ended June 30, 2009 and 2008, respectively. Proceeds from the sales of available-for-sale securities were $13.5 million and $24.0 million in the six months ended June 30, 2009 and 2008, respectively. Gross realized gains or losses recorded on those sales during these periods were insignificant in the three and six months ended June 30, 2009 and 2008.

Net unrealized holding gains and (losses), net of tax, on available-for-sale securities in the amount of $0.1 million and $0.3 million as of June 30, 2009 and December 31, 2008, respectively, have been included in accumulated other comprehensive income (loss).

We evaluate investments with unrealized losses to determine if the losses are other than temporary. The gross unrealized losses were primarily due to changes in interest rates. We have determined that the gross unrealized losses at June 30, 2009 are temporary. In making this determination, we considered the financial condition and near-term prospects of the issuers, the magnitude of the losses compared to the investments’ cost, the length of time the investments have been in an unrealized loss position and our intent and ability to hold the investment to maturity. Investments with unrealized losses have been in an unrealized loss position for less than a year.

Cash, Cash Equivalents and Marketable Securities

Cash and cash equivalents consist primarily of highly liquid investments in money market mutual funds, government sponsored enterprise obligations, treasury bills, commercial paper and other money market securities with remaining maturities at date of purchase of 90 days or less. The carrying value of cash and cash equivalents at June 30, 2009 and December 31, 2008 was $50.6 million and $95.4 million, respectively, and approximates fair value.

Marketable securities, which are classified as available for sale at June 30, 2009, are carried at fair value, with the unrealized gains and losses reported as a separate component of stockholders’ equity. Marketable securities consist of government-sponsored enterprise obligations, treasury bills, FDIC-backed certificates of deposit and corporate bonds and notes. The fair value of our marketable securities is determined in accordance with SFAS No. 157, which defines fair value as the exit price in the principal market in which we would transact. Under SFAS No. 157, Level 1 instruments are valued based on quoted market prices in active markets and include treasury bills, money market funds, and FDIC-backed certificates of deposit. Level 2 instruments are valued based on quoted prices in markets that are not active, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency and include corporate bonds and notes and government sponsored enterprise obligations. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect our own assumptions in measuring fair value. We have no marketable securities valued as Level 3 instruments.

Restricted Cash

Pursuant to certain lease agreements and as security for our merchant services agreement with our financial institution, we are required to maintain cash reserves, classified as restricted cash. Current restricted cash totaled $0.1 million at June 30, 2009 and December 31, 2008. Long-term restricted cash totaled $3.5 million at June 30, 2009 and December 31, 2008. Long-term restricted cash is included in other assets in the condensed consolidated balance sheets and consists primarily of funds held as collateral for letters of credit for the security deposit on the leases of our corporate headquarters. The long-term restricted cash is restricted until the end of the lease terms on August 30, 2010 and July 31, 2014.

Acquisition-Related Contingent Consideration

We estimated the fair value of the acquisition-related contingent consideration using a probability-weighted discounted cash flow model. This fair value measurement is based on significant inputs not observed in the market and thus represents a Level 3 measurement as defined by SFAS No. 157. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect our own assumptions in measuring fair value. Any change in the fair value of the acquisition-related contingent consideration subsequent to the acquisition date, including changes from events after the acquisition date, such as changes in our estimate of the bookings targets, will be recognized in earnings in the period the estimated fair value change. Therefore, the second quarter reduction in our fair value estimate described above in Note 2 resulted in a net gain of $3.0 million and $2.8 million for the three and six months ended June 30, 2009.

The following table represents a reconciliation of the change in the fair value measurement of the acquisition-related contingent consideration for the three and six months ended June 30, 2009:

(in thousands)	Three months ended June 30, 2009	Six months ended June 30, 2009
Beginning balance	$10,420	$—
Acquisition date fair value measurement	—	9,909
Acquisition-related compensation expense	500	867
Adjustments to fair value measurement	(2,954)	(2,810)

Ending balance	$7,966	$7,966

5. INVENTORY

Inventory consists primarily of hardware and related component parts and is stated at the lower of cost (on a first-in, first-out basis) or market. Inventory is comprised of the following:

(in thousands)	June 30, 2009	December 31, 2008
Raw materials	$259	$544
Finished goods	5,636	7,545
Evaluation units	3,281	2,548

Total inventory	$9,176	$10,637

6. GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill, which is allocated to our one reporting unit, represents the excess of the purchase price of Mazu over the fair value of the underlying net assets acquired. Goodwill at June 30, 2009 was $11.7 million.

Intangible Assets

Intangible assets consisted of the following:

		June 30, 2009
(in thousands)	Useful life	Gross	Accumulated Amortization	Net
Existing technology	5 years	$12,100	$(872)	$11,228
Patents	5 years	2,700	(194)	2,506
Maintenance agreements	5 years	6,100	(439)	5,661
Customer contracts	5 years	2,000	(144)	1,856
Trademarks	3 years	600	(72)	528

Total intangible assets		$23,500	$(1,721)	$21,779

Estimated future amortization expense related to the above intangible assets at June 30, 2009 is as follows:

Fiscal Year	In thousands
2009 (the six months ending December 31)	$2,390
2010	4,780
2011	4,780
2012	4,608
2013 and thereafter	5,221

Total	$21,779

7. OTHER ACCRUED LIABILITIES

Other accrued liabilities consisted of the following:

(in thousands)	June 30, 2009	December 31, 2008
Deferred rent liability	$5,016	$4,783
Acquisition-related contingent consideration	7,966	—
Other accrued liabilities	8,461	8,559

Total other accrued liabilities	$21,443	$13,342

8. DEFERRED REVENUE

Deferred revenue consisted of the following:

(in thousands)	June 30, 2009	December 31, 2008
Product	$4,222	$4,987
Support and services	65,667	53,174

Total deferred revenue	$69,889	$58,161

Reported as:
Deferred revenue, current	$54,024	$45,194
Deferred revenue, non-current	15,865	12,967

Total deferred revenue	$69,889	$58,161

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

10. LEASE COMMITMENTS

We lease our facilities under non-cancelable operating lease agreements. Future minimum commitments for these operating leases in place as of June 30, 2009 with a remaining non-cancelable lease term in excess of one year are as follows:

(in thousands)	June 30, 2009
2009 (the six months ending December 31)	$3,677
2010	6,824
2011	7,771
2012	6,723
2013 and thereafter	8,710

Total	$33,705

The terms of certain lease agreements provide for rental payments on a graduated basis. We recognize rent expense on the straight-line basis over the lease period and have accrued for rent expense incurred but not paid. Rent expense under operating leases was $2.1 million and $1.7 million for the three months ended June 30, 2009 and 2008, respectively, and $4.0 million and $3.5 million for the six months ended June 30, 2009 and 2008, respectively.

On September 26, 2006, we entered into an Agreement of Sublease (Sublease) for new corporate headquarters, and on March 21, 2007 entered into another lease agreement to expand our corporate headquarters as well as extend the term of the existing Sublease. The terms of the leases are from February 1, 2007 and March 31, 2007, respectively, to July 31, 2014, with two five year renewal options. The aggregate minimum lease commitment for the combined leases is $18.0 million and is included in the table above. We have entered into two letters of credit totaling $3.0 million to serve as the security deposit for the leases, which is included in other assets in the condensed consolidated balance sheet.

On February 29, 2009, we entered into a lease agreement for office space in Boston, Massachusetts. The term of the lease is five years, with one five year renewal option, commencing on March 1, 2009. The aggregate minimum lease commitment is $2.0 million and is reflected in the table above.

During the quarter ended June 30, 2009, we entered into two lease agreements for co-location space. Each of the leases extends five years with an aggregate minimum commitment totaling $5.1 million, which is reflected in the table above.

11. COMMON STOCK

In July 2002, our Board of Directors adopted the 2002 Stock Plan (the “2002 Plan”). In April and May 2006, our Board of Directors approved the 2006 Equity Incentive Plan (the “2006 Plan”), the Purchase Plan and the 2006 Director Stock Option Plan (the “2006 Director Plan”), which became effective upon our IPO. In September 2006, all shares of common stock available for grant under the 2002 Plan transferred to the 2006 Plan.

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

Valuation Assumptions

The fair value of options granted and Purchase Plan shares granted was estimated at the date of grant using the following assumptions:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Employee Stock Options (1)
Expected life in years	4.5	4.5	4.5	4.5
Risk-free interest rate	1.8%	2.9%	1.5% - 1.8%	2.6% - 2.9%
Volatility	52%	50%	50% - 52%	50% - 51%
Weighted average fair value of grants	$8.51	$6.43	$5.86	$7.04

(1)    Assumptions used in 2008 exclude assumptions related to the modification accounting associated with the Tender Offer. Such assumptions include an expected life of 2.5 years to 3.6 years, a risk-free interest rate of 2.4% to 2.6% and a volatility of 48% to 49%.

			Three and six months ended June 30,
			2009	2008
Purchase Plan
Expected life in years			0.5 - 2.0	0.5 - 2.0
Risk-free interest rate			0.3% - 0.9%	1.7% - 2.6%
Volatility			77% - 83%	47% - 53%
Weighted average fair value of grants			$8.62	$5.33

The expected term represents the period that stock-based awards are expected to be outstanding. For the three and six months ended June 30, 2009 and 2008, we have elected to use the simplified method of determining the expected term of stock options as permitted by SEC Staff Accounting Bulletin 110 due to our insufficient historical exercise data. The computation of expected volatility for stock options for the three and six months ended June 30, 2009 and 2008 is based on the historical volatility of comparable companies from a representative peer group selected based on industry, financial and market capitalization data. The computation of expected volatility for the Purchase Plan for the three and six month period ended June 30, 2009 is based on our historical volatility. As required by SFAS No. 123(R), management estimated expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest.

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

In the first quarter of 2009, we granted options under the 2009 Plan to purchase 0.4 million shares of common stock to Mazu employees that joined us following the closing of the merger.

As of June 30, 2009, total compensation cost related to stock options granted under SFAS No. 123(R) to employees and directors but not yet recognized was $75.6 million, net of estimated forfeitures of $15.1 million. This cost will be recognized on a straight-line basis over the remaining weighted-average service period. Amortization in the three months ended June 30, 2009 and 2008 was $9.7 million and $9.8 million, respectively. Amortization in the six months ended June 30, 2009 and 2008 was $19.5 million and $17.6 million, respectively.

During the second quarter of 2008, we filed a Tender Offer Statement on Schedule TO with the SEC pursuant to which we extended an offer to non-section 16 reporting employees to exchange up to an aggregate of 5,511,495 options to purchase shares of our common stock, whether vested or unvested. Options granted prior to May 1, 2008 with an exercise price greater than 120% of the closing market price on April 30, 2008 were eligible to be tendered pursuant to the offer. The closing market price on April 30, 2008 was $13.67. In accordance with the Tender Offer (the “TO”), the number of new options issued was based on an exchange ratio of 0.85 new shares for each share exchanged based on the number of options tendered. A total of 5,246,325 options were tendered and cancelled, and a total of 4,459,392 options were granted on May 30, 2008 at $17.95 per share. The new options retained the vesting schedule of the options exchanged. The TO was subject to modification accounting pursuant to SFAS No. 123(R) whereby the total compensation cost measured at the date of modification was the portion of the grant-date fair value of the original award for which the requisite service was expected to be rendered (or has already been rendered) at that date plus the incremental cost resulting from the modification. The incremental cost resulting from the modification is measured as the excess of the fair value of the modified award over the fair value of the original award immediately before its terms are modified. The incremental fair value of $5.5 million for the new awards was computed using an expected life of 2.5 years to 3.6 years, a risk-free interest rate of 2.4% to 2.6% and a volatility of 48% to 49%. The $407,000 incremental fair value of the vested awards was recognized as compensation expense on the modification date in 2008. The $5.1 million incremental fair value of the unvested awards is being amortized over the remaining service period.

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

The number of performance-based RSUs that vest is variable based upon meeting certain annual performance targets, and require the eligible executives to be employed by us for up to three years from the date of grant. We estimated stock compensation expense for our performance share awards based on the probability-weighted estimate of achieving the annual performance target and only recognized expense for the portions of such awards estimated to be earned and vested. In connection with the performance-based RSUs, we recorded stock compensation expense in operating expenses in the amount of $0.7 million and $0.9 million, for the three and six months ended June 30, 2009, respectively. Any change in the estimate of the number of performance-based RSUs to be earned will result in an adjustment to the cumulative compensation expense in the period of the change in estimate.

RSUs generally vest over a period of three to four years from the date of grant. Until vested, RSUs do not have the voting rights of common stock and the shares underlying the awards are not considered issued and outstanding. As of June 30, 2009, total unrecognized compensation cost related to non-vested RSUs granted under SFAS No. 123(R) to employees and directors but not yet recognized was $24.3 million, net of estimated forfeitures of $5.1 million. This cost will be recognized over the remaining weighted-average service period. Amortization in the three months ended June 30, 2009 and 2008 was $2.0 million and $0.5 million, respectively. Amortization in the six months ended June 30, 2009 and 2008 was $3.0 million and $0.5 million, respectively.

As of June 30, 2009, 2,120,222 shares were available for grant under the 2006 Plan and the 2006 Director Plan. As of June 30, 2009, 1,135,475 shares were available for grant under the 2009 Plan.

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

As of June 30, 2009, there was $8.8 million, net of estimated forfeitures, left to be amortized under our Purchase Plan, which will be amortized over the remaining Purchase Plan offering period, which is 19 months. Amortization in the three months ended June 30, 2009 and 2008 was $1.7 million and $3.1 million, respectively. Amortization in the six months ended June 30, 2009 and 2008 was $3.3 million and $6.0 million, respectively.

As of June 30, 2009, 1,355,660 shares were available for future issuance under the Purchase Plan.

Share Repurchase Program

On April 21, 2008, our Board of Directors authorized a Share Repurchase Program (the “Program”), which authorizes us to repurchase and retire up to $100.0 million of our outstanding common stock during a period not to exceed 24 months from the Board authorization date. The Program does not require us to purchase a minimum number of shares, and may be suspended, modified or discontinued at any time. For the three months ended June 30, 2009, we repurchased 380,600 shares of common stock under this Program on the open market for an aggregate purchase price of $6.8 million, or an average of $17.81 per share.. The timing and amounts of these purchases were based on market conditions and other factors including price, regulatory requirements and capital availability. The share repurchases were financed by available cash balances and cash from operations. The maximum dollar value of shares of common stock that remain available for purchase under the Program is $33.2 million

12. INCOME TAXES

Our effective tax rate was 114.6% and 162.9% for the three months ended June 30, 2009 and 2008, respectively, and (16.1%) and 109.1% for the six months ended June 30, 2009 and 2008, respectively. Our income tax provision (benefit) consists of federal, foreign, and state income taxes.

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

Revenue by geography is based on the billing address of the customer. The following table sets forth revenue by geographic area.

Revenue

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2009	2008	2009	2008
United States	$49,640	$47,596	$97,944	$88,098
Europe, Middle East and Africa	24,934	19,270	49,272	38,893
Rest of the World	16,413	14,726	31,982	27,583

Total revenue	$90,987	$81,592	$179,198	$154,574

14. LEGAL MATTERS

From time to time, we are involved in various legal proceedings, claims and litigation arising in the ordinary course of business. There are no currently pending legal proceedings at June 30, 2009 that, in the opinion of management, might have a material adverse effect on our financial position, results of operations or cash flows.

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

Overview

We were founded in May 2002 by experienced industry leaders with a vision to improve the performance of wide-area distributed computing. Having significant experience in caching technology, our executive management team understood that existing approaches failed to address adequately all of the root causes of this poor performance. We determined that these performance problems could be best solved by simultaneously addressing inefficiencies in software applications and wide area networks, or WANs, as well as insufficient or unavailable bandwidth. This innovative approach served as the foundation of the development of our products. We began commercial shipments of our products in May 2004 and have since sold our products to over 6,500 customers worldwide. We now offer several product lines including Steelhead® appliances, Central Management Console, Interceptor, Steelhead Mobile and Cascade products.

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

Scale our distribution channels

We intend to leverage and expand our indirect channels to extend our geographic reach and market penetration. We sell our products directly through our sales force and indirectly through resellers. We derived 91% of our revenue through indirect channels in 2009. We expect revenue from resellers to continue to constitute a substantial majority of our future revenue. During 2008, we added 300 new reseller partners, 4 large systems integrators and 16 managed service providers. Also in 2008, we expanded our direct sales force presence in 4 new countries.

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

Major Trends Affecting Our Financial Results

Company Outlook

We believe that our current value proposition, which enables customers to improve the performance of their applications and access to their data across WANs, while also offering the ability to simplify IT infrastructure and realize significant capital and operating cost savings, should allow us to continue to grow our business. Our product revenue growth rate will depend significantly on continued growth in the WAN optimization market, and our ability to continue to attract new customers in that market and generate additional sales from existing customers. Our growth in support and services revenue is dependent upon increasing the number of products under support contracts, which will require us to grow both our installed base of customers and increase our renewal rate of existing support contracts. Our future profitability and rate of growth will be directly affected by the continued acceptance of our products in the marketplace, as well as the timing and size of orders, product mix, average selling prices and costs of our products and general economic conditions. Our ability to achieve profitability in the future will also be affected by the extent to which we must incur additional expenses to expand our sales, support, marketing, development, and general and administrative capabilities to grow our business. The largest component of our expenses is personnel costs. Personnel costs consist of salaries, benefits and incentive compensation for our employees, including commissions for sales personnel and stock-based compensation.

Macroeconomic Environment

During 2008 the domestic and international economic environment turned sharply negative, with most developed countries, including the U.S., falling into economic recessions. Credit markets and bank lending contracted suddenly in the third quarter of 2008 making credit generally harder to obtain for most businesses and consumers. Commodity prices declined sharply in the second half of 2008 as demand for commodities decreased. This resulted in a sharp reduction in consumer spending in the second half of 2008. This macroeconomic environment caused the growth trend in corporate spending on IT infrastructure to slow in 2008 and this trend is expected to continue through 2009.

Revenue

Our revenue has grown rapidly since we began shipping products in May 2004, increasing from $2.6 million in 2004 to $333.3 million in 2008. Revenue grew by 41% in 2008 to $333.3 million from $236.4 million in 2007. Revenue grew by 16% in the first six months of 2009 to $179.2 million from $154.6 million in the first six months of 2008.

Costs and Expenses

Operating expenses consist of sales and marketing, research and development and general and administrative expenses. Personnel-related costs, including stock-based compensation, are the most significant component of each of these expense categories. As of June 30, 2009 we had 963 employees, which included 60 employees that joined as a result of the Mazu acquisition in the first quarter of 2009, an increase of 27% from the 761 employees at June 30, 2008. The increase in employees is the most significant driver behind the increase in costs and operating expenses. The increase in employees was required to support our increased revenue. The timing of additional hires has affected, and could materially affect, our operating expenses, both in absolute dollars and as a percentage of revenue, in any particular period.

Stock-based Compensation Expense

Stock-based compensation expense and related payroll taxes was $14.0 million in the three months ended June 30, 2009 and 2008, and $26.8 million and $25.2 million, in the six months ended June 30, 2009 and 2008, respectively. We expect to continue to incur significant stock-based compensation expense and anticipate further growth in stock-based compensation expense as our employee base grows because we expect stock-based compensation to continue to play an important part in the overall compensation structure for our employees.

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Stock-based compensation and related payroll taxes:
Cost of product	$115	$42	$210	$77
Cost of support and services	1,139	1,319	2,162	2,350
Sales and marketing	6,108	6,576	12,095	11,981
Research and development	3,566	3,576	6,736	6,519
General and administrative	3,062	2,449	5,595	4,304

Total stock-based compensation expense and related payroll taxes	$13,990	$13,962	$26,798	$25,231

Acquisition of Mazu

On February 19, 2009, we acquired Mazu Networks, Inc. We made an initial payment totaling $23.1 million in cash; and potentially will make additional payments totaling up to $22.0 million in cash based on achievement of certain bookings targets for the one-year period from April 1, 2009 through March 31, 2010. The fair value of the acquisition-related contingent consideration to be distributed directly to shareholders, originally estimated at the acquisition date at $9.9 million, discounted at 13%, was included in the purchase price of Mazu. As of June 30, 2009, the estimated fair value of the contingent consideration recognized as a result of the acquisition of Mazu was reduced to $7.1, due to a reduction in management’s estimate of the probability-weighted bookings, discounted at 13%. Any subsequent change in the estimated fair value of the acquisition-related contingent consideration will also be recognized in earnings in the period of the change in estimate. The change in the estimated fair value of the acquisition-related contingent consideration resulted in a net gain of $3.0 million and $2.8 million for the three and six months ended June 30, 2009, respectively. The estimated fair value of the acquisition-related contingent consideration to be paid to former employees of Mazu is considered compensatory and will be recognized over the service period from February 19, 2009 to March 31, 2010. We recognized $0.5 million and $0.9 million of acquisition-related compensation expense in the three and six month periods ended June 30, 2009, respectively.

The results of operations of Mazu are included in our consolidated results for the period subsequent to the acquisition date of February 19, 2009. In the three months ended June 30, 2009, we recognized $2.3 million in revenue from Mazu products and services, recorded $4.5 million in operating expenses, which includes the costs of assuming 60 former Mazu employees. In the six months ended June 30, 2009, we recognized $2.8 million in revenue from Mazu products and services and recorded $7.3 million in operating expenses.

The following table summarizes the amortization of intangibles recognized in the three and six months ended June 30, 2009:

(in thousands)	Three months ended June 30, 2009	Six months ended June 30, 2009
Cost of product	$740	$1,066
Sales and marketing	455	655

Total amortization of intangibles	$1,195	$1,721

The following table summarizes the acquisition-related contingent consideration to be paid to the former Mazu employees recognized in operating expenses, and the acquisition-related costs for the three and six months ended June 30, 2009:

(in thousands)	Three months ended June 30, 2009	Six months ended June 30, 2009
Sales and marketing	$205	$356
Research and development	181	314
General and administrative	114	197

Total other acquisition-related compensation costs	500	867

Acquisition-related costs	(2,959)	(1,439)

Total	$(2,459)	$(572)

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

The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following: revenue recognition, stock-based compensation, accounting for business combinations, accounting for income taxes, inventory valuation and allowances for doubtful accounts. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended December 31, 2008 for a more complete discussion of our critical accounting policies and estimates. Our critical accounting policies have been discussed with the Audit Committee of the Board of Directors. We believe there have been no material changes to our critical accounting policies and estimates during the three and six months ended June 30, 2009, compared to those discussed in our Form 10-K for the year ended December 31, 2008, except as discussed below.

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

Although we believe the assumptions and estimates we have made have been reasonable and appropriate, they are based in part on historical experience and information obtained from the management of the acquired company and are inherently uncertain. Examples of critical estimates in valuing the estimated contingent consideration and certain of the intangible assets we have acquired or may acquire in the future include but are not limited to:

•

estimated fair value of the acquisition-related contingent consideration, which is performed using a probability-weighted discounted cash flow model based upon the expected achievement of performance targets;

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

Goodwill, Intangible Assets and Impairment Assessments

Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets. In accordance with SFAS No. 142, goodwill is tested for impairment at least annually (more frequently if certain indicators are present). In the event that we determine that the carrying value of our single reporting unit is less than the reporting unit’s fair value, we will incur an impairment charge for the amount of the difference during the quarter in which the determination is made.

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

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2009	2008	2009	2008
Total Revenue	$90,987	$81,592	$179,198	$154,574
Total Revenue by Type:
Product	$60,314	$62,607	$120,779	$120,336
Support and services	$30,673	$18,985	$58,419	$34,238
% Revenue by Type:
Product	66%	77%	67%	78%
Support and services	34%	23%	33%	22%
Total Revenue by Geography:
United States	$49,640	$47,596	$97,944	$88,098
Europe, Middle East and Africa	$24,934	$19,270	$49,272	$38,893
Rest of the World	$16,413	$14,726	$31,982	$27,583
% Revenue by Geography:
United States	55%	58%	55%	57%
Europe, Middle East and Africa	27%	24%	27%	25%
Rest of the World	18%	18%	18%	18%
Total Revenue by Sales Channel:
Direct	$8,232	$7,290	$15,997	$15,353
Indirect	$82,755	$74,302	$163,201	$139,221
% Revenue by Sales Channel:
Direct	9%	9%	9%	10%
Indirect	91%	91%	91%	90%

Quarter Ended June 30, 2009 Compared to the Quarter Ended June 30, 2008: Product revenue decreased in the three months ended June 30, 2009 as compared to the three months ended June 30, 2008 due primarily to a decrease in unit volume. Service revenue increased by 62% in the quarter ended June 30, 2009 as compared to the same quarterly period in the prior year. Substantially all of our customers purchase support when they purchase our products. The increase in support and services revenue on an absolute basis and as a percentage of total revenues is a result of increased product and first year support sales combined with the continued sales focus on increasing the renewal rate of support contracts by existing customers. As our customer base grows, we expect the proportion of revenue generated from support and services to increase.

In the three months ended June 30, 2009 and 2008, we derived 91% of our revenue from indirect channels. We expect indirect channel revenue to continue to be a significant portion of our revenue.

We generated 45% of our revenue from international locations in the three months ended June 30, 2009 compared to 42% in the three months ended June 30, 2008. We continue to expand into international locations and introduce our products in new markets and expect international revenue to increase in dollar amount over time.

Six Months Ended June 30, 2009 Compared to the Six Months Ended June 30, 2008: Product revenue increased slightly in the six months ended June 30, 2009 over the same prior year period due primarily to an increase in new customers and additional purchases by existing customers.

Support and services revenue increased in the six months ended June 30, 2009 by 71% over the same period in the prior year as a result of our continued focus on increasing the rate of support renewal contracts.

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

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2009	2008	2009	2008
Revenue:
Product	$60,314	$62,607	$120,779	$120,336
Support and services	30,673	18,985	58,419	34,238

Total revenue	90,987	81,592	179,198	154,574

Cost of revenue:
Cost of product	14,389	14,564	28,794	28,500
Cost of support and services	9,466	6,967	17,975	12,977

Total cost of revenue	23,855	21,531	46,769	41,477

Gross profit	$67,132	$60,061	$132,429	$113,097

Gross margin for product	76%	77%	76%	76%
Gross margin for support and services	69%	63%	69%	62%
Total gross margin	74%	74%	74%	73%

Quarter Ended June 30, 2009 Compared to the Quarter Ended June 30, 2008: The cost of product revenue decreased slightly primarily due to lower product costs, lower shipping costs, and lower write-down of inventory, offset by higher manufacturing overhead from higher personnel costs of $0.5 million and increased costs due to royalty arrangements and amortization of intangible assets acquired in the Mazu acquisition. Product costs decreased by $0.7 million, or 1% of revenue, in the current quarter due to lower unit sales volume and a lower cost per unit on the new 50 series products relative to the legacy models. Cost of product revenue in the three months ended June 30, 2009 includes an $0.8 million write-down for inventory on hand in excess of forecasted demand. In the same period of the prior year, inventory obsolescence costs were $1.1 million. Warranty costs were $0.3 million lower in the three months ended June 30, 2009, as compared to the three months ended June 30, 2008, primarily due to a reduction in estimated product returns in Q2 2009. Cost of product revenue in Q2 2009 includes $0.7 million in amortization of intangibles recognized as a result of the Mazu acquisition.

Cost of support and services revenue increased as we added more technical support headcount domestically and abroad to support our growing customer base. Technical support and services headcount was 122 employees as of June 30, 2009 compared to 87 employees as of June 30, 2008.

Gross margins remained flat for the three months ended June 30, 2009 at 74% compared to the three months ended June 30, 2008. Gross margin for product decreased slightly as higher margins on product revenue as a result of lower unit product costs from a change in product mix towards the 50 series models, a one-time benefit on warranty costs due to a change in estimate, and lower inventory write-downs were offset by higher royalties and intangibles amortization. Gross margin for support and services increased as a result of revenues increasing at a higher rate than support and services costs.

Six Months Ended June 30, 2009 Compared to the Six Months Ended June 30, 2008: The increase in the cost of product revenue was due primarily to increased inventory write-downs of $1.5 million, amortization of intangible assets of $1.1 million, higher manufacturing overhead from higher personnel costs of $1.0 million, offset by lower per unit cost of product of $2.3 million. Cost of product revenue in the six months ended June 30, 2009 includes $3.0 million in provisions for inventory on hand in excess of forecasted demand. The write-down of inventory in the six months ended June 30, 2008 was $1.5 million. Cost of support and services revenue increased due to increased personnel related costs as a result of increased headcount.

Gross margins increased to 74% in the six months ended June 30, 2009 from 73% in the six months ended June 30, 2008 primarily due to higher levels of outstanding support contracts as customer base continues to grow. Gross margins for support and services increased to 69% as a result of revenues increasing at a higher rate than support and services costs. Product gross margins remained flat at 76% in the comparable six month periods.

Sales and Marketing Expenses

Sales and marketing expenses primarily include personnel costs, sales commissions, marketing programs and facilities costs.

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2009	2008	2009	2008
Sales and marketing expenses	$42,025	$34,930	$82,811	$66,137
Percent of total revenue	46%	43%	46%	43%

Quarter Ended June 30, 2009 Compared to the Quarter Ended June 30, 2008: Sales and marketing expenses increased by $7.1 million, or 20%, primarily due to an increase in the number of sales and marketing employees, as sales and marketing headcount grew to 449 employees as of June 30, 2009 from 361 employees as of June 30, 2008. The increase in employees resulted in higher salary expense and employee related benefits. Additionally, commission expense increased in the three months ended June 30, 2009 as compared to the three months ended June 30, 2008 due to increased revenue and personnel. Salaries and related benefits, bonuses and commissions accounted for $4.2 million, marketing related activities accounted for $0.9 million, facilities and information technology expenses accounted for $0.2 million and bad debt expense accounted for $0.4 million of the $7.1 million increase in sales and marketing expenses. Stock-based compensation, which was $6.0 million in the three months ended June 30, 2009 compared to $6.6 million in the three months ended June 30, 2008, accounted for an offsetting decrease of $0.6 million in sales and marketing expenses. In addition, the second quarter of 2009 includes acquisition-related expenses for the amortization of intangibles of $0.5 million and compensation expense of $0.2 million related to the acquisition-related contingent consideration to be paid to former employees of Mazu.

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

Six Months Ended June 30, 2009 Compared to the Six Months Ended June 30, 2008: The increase in sales and marketing expenses of $16.7 million was primarily due to an increase in the number of sales and marketing employees. The increase in employees resulted in higher salary expense and employee related benefits. Additionally, commission expense increased in the six months ended June 30, 2009 as compared to the six months ended June 30, 2008 due to the increase in revenue and additional personnel. Salaries and related benefits, bonuses and commissions accounted for $10.0 million, marketing related activities accounted for $2.1 million, facilities and information technology expenses accounted for $0.5 million, outside services expenses accounted for $1.5 million, and bad debt expense accounted for $0.8 million of the $16.7 million increase in sales and marketing expenses. Stock-based compensation was approximately $12.0 million in the six months ended June 30, 2009 and June 30, 2008. In addition, the six months ended June 30, 2009 includes acquisition-related expenses for the amortization of intangibles of $0.7 million and compensation expense of $0.4 million related to the acquisition-related contingent consideration to be paid to former employees of Mazu.

Research and Development Expenses

Research and development expenses primarily consist of personnel costs and facilities costs. We expense research and development expenses as incurred.

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2009	2008	2009	2008
Research and development expenses	$17,028	$15,088	$33,066	$28,696
Percent of total revenue	19%	18%	18%	19%

Quarter Ended June 30, 2009 Compared to the Quarter Ended June 30, 2008: Research and development expenses increased by $1.9 million, or 13%, in the three months ended June 30, 2009 compared to the three months ended June 30, 2008 due to an increase in personnel and facility-related costs as a result of research and development headcount increasing to 267 employees as of June 30, 2009 from 219 employees as of June 30, 2008. Salaries, bonuses and related benefits accounted for

$1.7 million of the $1.9 million increase in research and development expenses. Stock-based compensation, which was $3.5 million in the three months ended June 30, 2009 compared to $3.6 million in the three months ended June 30, 2008, accounted for an offsetting decrease of $0.1 million of the increase in research and development expenses. Acquisition-related expenses for the compensation expense related to the acquisition-related contingent consideration to be paid to former employees of Mazu were $0.2 million in the three months ended June 30, 2009. We plan to continue to invest in research and development as we develop new products and make further enhancements to existing models.

Six Months Ended June 30, 2009 Compared to the Six Months Ended June 30, 2008: Research and development expenses increased by $4.4 million in the six months ended June 30, 2009 compared to the six months ended June 30, 2008 due to an increase in personnel and facility-related costs. Salaries, bonuses and related benefits accounted for $3.4 million of the $4.4 million increase in research and development expenses. Stock-based compensation, which was $6.7 million in the six months ended June 30, 2009 compared to $6.5 million in the six months ended June 30, 2008, accounted for $0.2 million of the increase in research and development expenses. Acquisition-related expenses for the compensation expense related to the acquisition-related contingent consideration to be paid to former employees of Mazu were $0.3 million in the six months ended June 30, 2009.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation for personnel and facilities costs related to our executive, finance, human resources, information technology and legal organizations, and fees for professional services. Professional services include legal, audit and information technology consulting costs.

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2009	2008	2009	2008
General and administrative expenses	$9,092	$10,133	$18,085	$19,506
Percent of total revenue	10%	12%	10%	13%

Quarter Ended June 30, 2009 Compared to the Quarter Ended June 30, 2008: General and administrative expenses decreased by $1.0 million, or 10%, in the three months ended June 30, 2009 compared to the three months ended June 30, 2008 due to a decrease in legal fees incurred to defend intellectual property (IP) litigation that was settled in the third quarter of 2008, offset by an increase in personnel costs, primarily as a result of headcount increasing to 108 employees as of June 30, 2009 from 88 employees as of June 30, 2008. Of the $1.0 million decrease in general and administrative expenses, salaries, bonuses and related benefits increased $0.4 million whereas professional service fees decreased $2.4 million. Professional service fees decreased primarily due to decreased legal fees of $1.9 million. Legal fees associated with the IP litigation were $1.4 million in the quarter ended June 30, 2008 but no significant fees were incurred in the quarter ended June 30, 2009. Stock-based compensation, which was $3.0 million in the three months ended June 30, 2009 compared to $2.4 million in the three months ended June 30, 2008, accounted for $0.6 million of the offsetting increase in general and administrative expenses.

Six Months Ended June 30, 2009 Compared to the Six Months Ended June 30, 2008: The decrease in general and administrative expenses for the six months ended June 30, 2009 compared to the six months ended June 30, 2008 is due to a decrease in legal fees incurred to defend IP litigation that was settled in the third quarter of 2008, offset by an increase in personnel costs. Of the $1.4 million decrease in general and administrative expenses, salaries, bonuses and related benefits increased $1.2 million whereas professional service fees decreased $4.0 million. Professional service fees decreased primarily due to a reduction in legal fees of $2.9 million. Legal fees associated with IP litigation were $2.3 million in the six months ended June 30, 2008. Tax advisory fees decreased by $0.7 million. Stock-based compensation, which was $5.5 million in the six months ended June 30, 2009 compared to $4.3 million in the six months ended June 30, 2008, accounted for approximately $1.2 million of the increase in general and administrative expenses.

Acquisition-Related Costs

Acquisition-related costs include changes in the fair value of the acquisition-related contingent consideration, transaction costs and integration-related costs.

The estimated fair value of acquisition-related contingent consideration as of the acquisition date to be distributed directly to shareholders was recognized as part of the purchase price of Mazu. Changes in the fair value of this liability are recognized in earnings as acquisition-related costs in the period of the change in estimate. The fair value estimate is based on a discounted probability weighted bookings amount. Actual achievement of bookings below $16.0 million would reduce the liability to zero and achievement of bookings of $35.0 million or more would increase the liability to $16.6 million. The achievement of actual bookings could be different than our estimates and could have a material effect on the fair value of the acquisition-related contingent consideration which will be recognized in earnings in the period of the change in estimate.

The fair value of the acquisition-related contingent consideration to be distributed directly to shareholders, originally estimated at the acquisition date at $9.9 million, discounted at 13%, excluded the fair value estimate of $3.8 million to be paid to former employees of Mazu. As of June 30, 2009, the estimated fair value of the contingent consideration recognized as a result of the acquisition of Mazu was reduced to $7.1 million from our acquisition date estimated fair value of $9.9 million, primarily due to a reduction in the probability-weighted bookings estimate. Any change in the fair value of the acquisition-related contingent consideration subsequent to the acquisition date, including changes from events after the acquisition date, such as changes in our estimate of the bookings targets, will be recognized in earnings in the period the estimated fair value changes.

During the three months ended June 30, 2009, we recorded a gain of $3.0 million related to change in fair value of the acquisition-related contingent consideration to be paid directly to the Mazu shareholders. During the six months ended June 30, 2009, we recorded a net gain of $2.8 million related to change in fair value of the acquisition-related contingent consideration to be paid directly to the Mazu shareholders, transaction costs such as legal, accounting, valuation and other professional services of $0.6 million and integration-related costs of $0.8 million.

The following table summarizes the acquisition-related costs, including changes in the estimated fair value of the acquisition-related contingent consideration to be distributed directly to shareholders of Mazu, transaction costs and integration-related costs, recognized in the three and six months ended June 30, 2009.

(in thousands)	Three months ended June 30, 2009	Six months ended June 30, 2009
Transaction costs	$—	$595
Severance	—	412
Integration costs	(5)	364
Change in fair value of acquisition-related contingent consideration	(2,954)	(2,810)

Total other acquisition-related costs	$(2,959)	$(1,439)

Quarter Ended June 30, 2009 Compared to the Quarter Ended June 30, 2008:

As of June 30, 2009, the estimated fair value of the acquisition-related contingent consideration to be distributed directly to shareholders, which was recognized as a result of the acquisition of Mazu was reduced to $7.1 million from our estimated fair value as of March 31, 2009 of $10.1 million, due to a reduction in the probability-weighted bookings estimate. The reduction in our fair value estimate resulted in a net gain of $3.0 million for the period.

Six Months Ended June 30, 2009 Compared to the Six Months Ended June 30, 2008:

As of June 30, 2009, the estimated fair value of the acquisition-related contingent consideration to be distributed directly to shareholders, which was recognized as a result of the acquisition of Mazu was reduced to $7.1 million from our acquisition date estimated fair value of $9.9 million, due to a reduction in the probability-weighted bookings estimate. The reduction in our fair value estimate resulted in a net gain of $2.8 million for the period. In addition, in the first quarter of 2009 we incurred transaction costs such as legal, accounting, valuation and other professional services of $0.6 million and integration-related costs of $0.8 million

Other Income, Net

Other income, net consists primarily of interest income and foreign currency exchange losses.

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2009	2008	2009	2008
Interest income	$500	$1,584	$1,178	$3,933
Other	(455)	(112)	(495)	(161)

Total other income, net	$45	$1,472	$683	$3,772

Quarter Ended June 30, 2009 Compared to the Quarter Ended June 30, 2008: Other income, net, decreased in the three months ended June 30, 2009 due to decreased interest income on cash and marketable securities balances as a result of declining interest rates. Weighted average interest rates applicable to our cash and marketable securities balances decreased to 0.8% in the three months ended June 30, 2009 compared to 2.4% in the three months ended June 30, 2008. Other expense primarily represents foreign exchange losses on foreign currency denominated liabilities. The increase in other expense is a result of the decline of the U.S. dollar relative to other major foreign currencies in the quarter.

Six Months Ended June 30, 2009 Compared to the Six Months Ended June 30, 2008: Other income, net, decreased in the six months ended June 30, 2008 due to decreased interest income on cash and marketable securities balances as a result of declining interest rates. Weighted average interest rates applicable to our cash and marketable securities balances decreased to 0.9% in the six months ended June 30, 2009 compared to 3.0% in the six months ended June 30, 2008. Other expense primarily represents foreign exchange losses on foreign currency denominated liabilities. The increase in other expense is a result of the decline of the U.S. dollar relative to other major foreign currencies in the second quarter.

Provision (Benefit) for Income Taxes

The provision (benefit) for income taxes for the three months ended June 30, 2009 and 2008 was $2.3 million, and ($0.1) million and $2.8 million for the six months ended June 30, 2009 and 2008, respectively. Our income tax provision consists of federal, foreign, and state income taxes. Our effective tax rate was 114.6% and 162.9% for the three months ended June 30, 2009 and 2008, respectively, and (16.1%) and 109.1% for the six months ended June 30, 2009 and 2008, respectively.

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

Our effective tax rate for the three and six months ended June 30, 2009 is lower when compared to the same period in the prior year primarily due to a valuation allowance recorded on our federal and state deferred tax assets in the prior year that is no longer required in the current year and larger tax benefits in the current year from disqualifying dispositions of purchase plan shares and incentive stock options.

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

Liquidity and Capital Resources

	As of June 30,	As of December 31,
(in thousands)	2009	2008
Working capital	$241,799	$254,079
Cash and cash equivalents	$50,643	$95,378
Marketable securities	$218,525	$172,398

	Six months ended June 30,
(in thousands)	2009	2008
Cash provided by operating activities	$35,221	$35,896
Cash used in investing activities	$(72,376)	$(78,758)
Cash used in financing activities	$(7,795)	$(4,517)

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

Cash and cash equivalents, and marketable securities decreased by $1.4 million in the six month period ended June 30, 2009 to $269.2 million. Significant cash expenditures in the six months ended June 30, 2009 were $25.5 million related to the acquisition of Mazu and $16.8 million in share repurchases.

Pursuant to certain lease agreements and as security for our merchant services agreement with our financial institution, we are required to maintain cash reserves, classified as restricted cash. Current restricted cash totaled $0.1 million at June 30, 2009 and December 31, 2008, and long-term restricted cash totaled $3.5 million at June 30, 2009 and December 31, 2008. Long-term restricted cash is included in other assets in the condensed consolidated balance sheets and consists primarily of funds held as collateral for letters of credit for the security deposit on the leases of our corporate headquarters and is restricted until the end of the lease terms on August 30, 2010 and July 31, 2014.

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

Cash provided by operating activities was down slightly at $35.2 million in the six months ended June 30, 2009, compared to $35.9 million in the six months ended June 30, 2008, as lower inventory purchases were more than offset by an increase in trade receivables.

Cash Flows from Investing Activities

Cash flows used in investing activities primarily relate to investments in marketable securities, acquisitions and capital expenditures to support our growth.

Cash used in investing activities decreased in the six months ended June 30, 2009 compared to the six months ended June 30, 2008 primarily due to lower purchases of marketable securities and capital expenditures, partially offset by $20.5 million paid for the acquisition of Mazu, net of cash and cash equivalents acquired of $2.6 million.

Cash Flows from Financing Activities

Cash flows from financing activities in the six months ended June 30, 2009 consisted of repurchases of common stock, proceeds and tax benefits received from the exercise of stock options, and the paydown of the debt acquired in the acquisition of Mazu of $5.0 million.

On April 21, 2008, our Board of Directors authorized a Share Repurchase Program, which authorizes us to repurchase up to $100.0 million of our outstanding common stock during a period not to exceed 24 months from the Board authorization date. The Program does not require us to purchase a minimum number of shares, and may be suspended, modified or discontinued at any time. During the six month period ended June 30, 2009, we repurchased 1,332,705 shares of common stock under this Program for an aggregate purchase price of $16.8 million, or an average of $12.61 per share. The maximum dollar value of shares of common stock that remain available for purchase under the Program is $33.2 million. The timing and amounts of these repurchases were based on market conditions and other factors including price, regulatory requirements and capital availability. The share repurchases were financed by available cash balances and cash from operations.

We believe that our net proceeds from operations, together with our cash and marketable securities balance at June 30, 2009, will be sufficient to fund our projected operating requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of expansion into new territories, the timing of introductions of new products and enhancements to existing products, and the continuing market acceptance of our products. We may enter into arrangements for potential investments in, or acquisitions of, complementary businesses, services or technologies, which also could require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Contractual Obligations

The following is a summary of our contractual obligations as of June 30, 2009:

	Total	Remaining six months of 2009	2010	2011	2012	2013 and beyond
	(in thousands)
Contractual Obligations
Operating leases	$33,705	$3,677	$6,824	$7,771	$6,723	$8,710
Purchase obligations (1)	$9,846	8,414	1,322	101	9	—
Acquisition-related contingent consideration	$7,966	7,966	—	—	—	—

Total contractual obligations	$51,517	$20,057	$8,146	$7,872	$6,732	$8,710

(1)	Represents amounts associated with agreements that are enforceable, legally binding and specify terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of payment. Obligations under contracts that we can cancel without a significant penalty are not included in the table above.

Off-Balance Sheet Arrangements

At June 30, 2009 and December 31, 2008, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Other

At June 30, 2009 and December 31, 2008, we did not have commercial commitments under lines of credit, standby repurchase obligations or other such debt arrangements.

Recent Accounting Pronouncements

See Note 1 of “Notes to Condensed Consolidated Financial Statements” for recent accounting pronouncements that could have an effect on us.

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

Interest Rate Sensitivity

We had unrestricted cash and cash equivalents totaling $50.6 million and $95.4 million at June 30, 2009 and December 31, 2008, respectively. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Cash and cash equivalents include highly liquid investments with a maturity of ninety days or less at the time of purchase. Cash equivalents consist primarily of money market mutual funds, government sponsored enterprise obligations, treasury bills, and other money market securities. Due to the high investment quality and short duration of these investments, we do not believe that we have any material exposure to changes in the fair market value as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income. The recent volatility in the credit markets has caused a macro shift in investments into highly liquid short-term investments such as U.S. Treasury bills. This has caused a significant decline in short-term interest rates, which we expect will reduce future investment income. In addition, the volatility in the credit markets increases the risk of write-downs of investments to fair market value.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2009, the end of the period covered by this quarterly report on Form 10-Q. This controls evaluation was done under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

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

Based upon the controls evaluation, our CEO and CFO have concluded that as of June 30, 2009, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission and to ensure that material information relating to us and our consolidated subsidiaries is made known to management, including the CEO and CFO.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the second quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting means a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Our quarterly and annual operating results have varied significantly in the past and could vary significantly in the future, which makes it difficult for us to predict our future operating results. Our operating results may fluctuate due to a variety of factors, many of which are outside of our control, including the changing and recently volatile U.S. and global economic environment, any of which may cause our stock price to fluctuate. As a result, comparing our operating results on a period-to-period basis may not be meaningful. You should not rely on our past results as an indication of our future performance. In addition, revenues in any quarter are largely dependent on customer contracts entered into during that quarter. Moreover, a significant portion of our quarterly sales typically occurs during the last month of the quarter, and sometimes within the last few weeks or days of the quarter. As a result, our quarterly operating results are difficult to predict even in the near term and a delay in an anticipated sale past the end of a particular quarter may negatively impact our results of operations for that quarter, or in some cases, that year. A delay in the recognition of revenue, even from just one account, may have a significant negative impact on our results of operations for a given period. If our revenue or operating results fall below the expectations of investors or securities analysts or below any guidance we may provide to the market, as has occurred in the past, the price of our common stock could decline substantially. Such a stock price decline could occur, and has occurred in the past, even when we have met our publicly stated revenue and/or earnings guidance.

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

•	volatility in our stock price, which may lead to higher stock compensation expenses pursuant to SFAS No. 123(R);

•	our estimates of the fair value of acquisition-related contingent consideration may change significantly and could have a material effect on earnings pursuant to SFAS No. 141(R); and

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

Competitive products may in the future have better performance, more and/or better features, lower prices and broader acceptance than our products. Many of our current or potential competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, sales, marketing and other resources than we do. Potential customers may prefer to purchase from their existing suppliers rather than a new supplier regardless of product performance or features. Currently, we face competition from a number of established companies, including Cisco Systems, Blue Coat Systems, Juniper Networks, Citrix Systems, and F5 Networks. We also face competition from a large number of smaller private companies and new market entrants.

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

We also face competitive pressures from other sources. For example, Microsoft has improved, and has announced its intention to further improve, the performance of its software for remote office users. Our products are designed to improve the performance of many applications, including applications that are based on Microsoft protocols. Accordingly, improvements to Microsoft application protocols may reduce the need for our products, adversely affecting our business, operating results and financial condition. Improvement in other application protocols or in the Transmission Control Protocol (TCP), the underlying transport protocol for most WAN traffic, could have a similar effect. In addition, we market our products, in significant part, on the anticipated cost savings to be realized by organizations if they are able to avoid the purchase of costly IT infrastructure at remote sites by purchasing our products. To the extent other companies are able to reduce the costs associated with purchasing and maintaining servers, storage or applications to be operated at remote sites, our business, operating results and financial condition could be adversely affected.

Continued adverse economic conditions make it difficult to predict revenues for a particular period and may lead to reduced information technology spending, which would harm our business and operating results. In addition, the recent turmoil in credit markets increases our exposure to our customers’ and partners’ credit risk, which could result in reduced revenue or additional write-offs of accounts receivable.

Our business depends on the overall demand for information technology, and in particular for WAN optimization, and on the economic health and general willingness of our current and prospective customers to make capital commitments. If the conditions in the U.S. and global economic environment remain uncertain or continue to be volatile, or if they deteriorate further, our business, operating results, and financial condition would likely be materially adversely affected. Economic weakness, customer financial difficulties and constrained spending on IT initiatives have recently resulted, and may in the future result, in challenging and delayed sales cycles and could negatively impact our ability to forecast future periods. In addition, the market we serve is emerging and the purchase of our products involves material changes to established purchasing patterns and policies. The purchase of our products is often discretionary and may involve a significant commitment of capital and other resources. In addition, our operating expenses are largely based on anticipated revenue trends and a high percentage of our expenses are, and will continue to be, fixed in the short-term. Uncertainty about future economic conditions makes it difficult to forecast operating results and to make decisions about future investments. Weak or volatile economic conditions would likely harm our business and operating results in a number of ways, including information technology spending reductions among customers and prospects, longer sales cycles, lower prices for our products and services and reduced unit sales. A reduction in information technology spending could occur or persist even if economic conditions improve. In addition, any increase in worldwide commodity prices, such as occurred in 2008, may result in higher component prices and increased shipping costs, both of which may negatively impact our financial results.

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

Our future success is highly dependent upon establishing and maintaining successful relationships with a variety of indirect distribution partners, including value-added resellers and service providers. A substantial majority of our revenue is derived from indirect channel sales and we expect indirect channel sales to continue to account for a substantial majority of our total revenue. Accordingly, our revenue depends in large part on the effective performance of these channel partners, and the loss of or reduction in sales to our channel partners could materially reduce our revenues. By relying on indirect channels, we may have little or no contact with the ultimate users of our products, thereby making it more difficult for us to establish brand awareness, ensure proper delivery and installation of our products, service ongoing customer requirements and respond to evolving customer needs. In addition, we recognize a large portion of our revenue based on a sell-through model using information regarding the end user customers that is provided by our channel partners. If those channel partners provide us with inaccurate or untimely information, the amount or timing of our revenues could be adversely impacted. For example, we have encountered delays with certain partners where internal processing issues have prevented that partner from providing a purchase order to us in a timely manner.

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

Our product gross margins vary from quarter to quarter and the recent level of gross margins may not be sustainable and may be adversely affected in the future by numerous factors, including but not limited to product or sales channel mix shifts, increased price competition, increases in material or labor costs, excess product component or obsolescence charges from our contract manufacturers, write-downs for obsolete or excess inventory, increased costs due to changes in component pricing or charges incurred due to component holding periods if our forecasts do not accurately anticipate product demand, warranty-related issues, or our introduction of new products or new product platforms or entry into new markets with different pricing and cost structures.

Any introduction of, and transition to, a new product line requires us to forecast customer demand for both legacy and new product lines for a period of time, and to maintain adequate inventory levels to support the sales forecasts for both product lines. If new product line sales exceed our sales forecast, we could possibly experience stock shortages, which would negatively affect our revenues. If legacy product line sales fall short of our sales forecast, we could have excess inventory, as has occurred in prior quarters. Any inventory charges would negatively impact our product gross margins.

We rely on third parties to perform shipping and other logistics functions on our behalf. A failure or disruption at a logistics partner would harm our business.

Currently, we use third-party logistics partners to perform storage, packaging, shipment and handling for us. Although the logistics services required by us may be readily available from a number of providers, it is time-consuming and costly to qualify and implement these relationships. If one or more of our logistics partners suffers an interruption in its business, or experiences delays, disruptions or quality control problems in its operations, or we choose to change or add additional logistics partners, our ability to ship products to our customers would be delayed and our business, operating results and financial condition would be adversely affected.

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

We depend on independent contract manufacturers to manufacture and assemble our products. We rely on purchase orders or long-term contracts with our contract manufacturers. Some of our contract manufacturers are not obligated to supply products to us for any specific period, in any specific quantity or at any specific price. Our orders may represent a relatively small percentage of the overall orders received by our contract manufacturers from their customers. As a result, fulfilling our orders may not be considered a priority by one or more of our contract manufacturers in the event the contract manufacturer is constrained in its ability to fulfill all of its customer obligations in a timely manner. We provide demand forecasts and purchase orders to our contract manufacturers. To the extent that any such demand forecast or purchase order is binding, if we overestimate our requirements, the contract manufacturers may assess charges or we may have liabilities for excess inventory, each of which could negatively affect our gross margins. Conversely, because lead times for required materials and components vary significantly and depend on factors such as the specific supplier, contract terms and the demand for each component at a given time, if we underestimate our requirements, the contract manufacturers may have inadequate materials and components required to produce our products, which could interrupt manufacturing of our products and result in delays in shipments and deferral or loss of revenue.

Although the contract manufacturing services required to manufacture and assemble our products may be readily available from a number of established manufacturers, it is time-consuming and costly to qualify and implement contract manufacturer relationships. Therefore, if one or more of our contract manufacturers suffers an interruption in its business, or experiences delays, disruptions or quality control problems in its manufacturing operations, or we choose to change or add additional contract manufacturers, our ability to ship products to our customers would be delayed and our business, operating results and financial condition would be adversely affected. In addition, a portion of our manufacturing is performed overseas and is therefore subject to risks associated with doing business in other countries.

Some of our business processes depend upon our information technology systems (“IT”), the systems and processes of third parties, and on interfaces with the systems of third parties. For example, our order entry system provides information to the systems of our contract manufacturers, which enables them to build and ship our products. If those systems fail or are interrupted, our processes may function at a diminished level or not at all. This would harm our ability to ship products, and our financial results would likely be harmed.

In addition, reconfiguring our IT systems or other business processes in response to changing business needs may be time-consuming and costly. To the extent this impacted our ability to react timely to specific market or business opportunities, our financial results would likely be harmed.

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

The timing of our revenue is difficult to predict. Our sales efforts involve educating our customers about the use and benefit of our products, including their technical capabilities and potential cost savings to an organization. Customers typically undertake a significant evaluation process that has in the past resulted in a lengthy sales cycle, in some cases over twelve months. Also, as our channel model distribution strategy evolves, utilizing value-added resellers, distributors, systems integrators and service providers, the level of variability in the length of sales cycle across transactions may increase and make it more difficult to predict the timing of many of our sales transactions. We spend substantial time, effort and money in our sales efforts without any assurance that our efforts will produce any sales. Even after making the decision to purchase, customers may deploy our products slowly and deliberately. In addition, product purchases are frequently and increasingly subject to budget constraints, multiple approvals, and unplanned administrative, processing and other delays. Beginning in early 2008 and continuing through the second quarter of 2009, product purchases have in some instances been delayed by the volatile U.S. and global economic environment, which has introduced additional risk into our ability to accurately forecast sales in a particular quarter. If sales expected from a specific customer for a particular quarter are not realized in that quarter or at all, revenue will be harmed and we may miss our stated guidance for that period.

Our international sales and operations subject us to additional risks that may harm our operating results.

In the second quarter of 2009, we derived approximately 45% of our revenue from customers outside the U.S. We have personnel in numerous countries worldwide. We expect to continue to add personnel in additional countries. Our international sales and operations subject us to a variety of risks, including:

•	the difficulty and cost of managing and staffing international offices and the increased travel, infrastructure, legal and other compliance costs associated with multiple international locations;

•	difficulties in enforcing contracts and collecting accounts receivable, and longer payment cycles, especially in emerging markets;

•	tariffs and trade barriers and other regulatory or contractual limitations on our ability to sell or develop our products in certain foreign markets;

•	unfavorable changes in tax treaties or laws;

•	increased exposure to foreign currency exchange rate risk; and

•	reduced protection for intellectual property rights in some countries.

Recently, certain foreign currencies have experienced rapid fluctuations in value against the U.S. dollar. Any foreign currency devaluation against the U.S. dollar increases the real cost of our products to our customers and partners in foreign markets where we sell in U.S. dollars, which has resulted in the past and may result in the future in delayed or cancelled purchases of our products and, as a result, lower revenues. In addition, this increase in cost increases the risk to us that we will be unable to collect amounts owed to us by such customers or partners, which in turn would impact our revenues and could materially adversely impact our business and financial results. Any devaluation may also lead us to more aggressively discount our prices in foreign markets in order to maintain competitive pricing, which would negatively impact our revenues and gross margins. Conversely, a weakened U.S. dollar could increase the cost of local operating expenses and procurement of raw materials to the extent we purchase components in foreign currencies.

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

Developing our products is expensive, and the investment in product development may involve a long payback cycle or may not generate additional revenue at all. In the second quarter of 2009, our research and development expenses were $17.0 million, or approximately 19% of our total revenue. Our future plans include significant investments in research and development and related product opportunities. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. These investments may take several years to generate positive returns, if ever.

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

Our products, including software product upgrades and releases, are highly technical and complex and, when deployed, are critical to the operation of many networks. Our products have contained and may contain undetected errors, defects or security vulnerabilities. In particular, new products and product platforms may be subject to increased risk of hardware issues. Some errors in our products may be discovered only after a product has been installed and used by customers. Some of these errors may be attributable to third-party technologies incorporated into our products, which makes us dependent upon the cooperation and expertise of such third parties for the diagnosis and correction of such errors. The diagnosis and correction of third-party technology errors is particularly difficult where our product features the Riverbed Services Platform (RSP), because it is not always immediately clear whether a particular error is attributable to a technology incorporated into our product or to the third-party RSP software deployed on our product. In addition, our RSP solutions, because they involve a third party, are more complex, and the solutions may lead to new technical errors that may prove difficult to diagnose and support. Any delay or mistake in the initial diagnosis of an error will result in a delay in the formulation of an effective action plan to correct such error. Any errors, defects or security vulnerabilities discovered in our products after commercial release could result in loss of revenue or delay in revenue recognition, loss of customers and increased service and warranty cost, any of which could harm our reputation, business, operating results and financial condition. Any such errors, defects or security vulnerabilities could also adversely affect the market’s perception of our products and business. In addition, we could face claims for product liability, tort or breach of warranty, including claims relating to changes to our products made by our channel partners. Our contracts with customers contain provisions relating to warranty disclaimers and liability limitations, which may not be upheld. Defending a lawsuit, regardless of its merit, is costly and may divert management’s attention and harm the market’s perception of us and our products. In addition, if our business liability insurance coverage proves inadequate or future coverage is unavailable on acceptable terms or at all, our business, operating results and financial condition could be adversely impacted.

We may engage in future acquisitions that could disrupt our business and cause dilution to our stockholders.

In February 2009, we acquired Mazu Networks, Inc. In the future we may acquire other businesses, products or technologies. Our ability as an organization to integrate acquisitions is unproven. Any acquisitions that we complete may not ultimately strengthen our competitive position or achieve our goals, or the acquisition may be viewed negatively by customers, financial markets or investors. In addition, we may encounter difficulties in integrating personnel, operations, technologies or products from the acquired businesses and in retaining and motivating key personnel from these businesses. Acquisitions may disrupt our ongoing operations, divert management from day-to-day responsibilities and increase our expenses. Acquisitions may reduce our cash available for operations and other uses and could result in an increase in amortization expense related to identifiable assets acquired, potentially dilutive issuances of equity securities or the incurrence of debt.

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

Our products are subject to a variety of government regulations, including export controls, import controls, environmental laws and required certifications. For example, our products are subject to U.S. export controls and may be exported outside the U.S. only with the required level of export license or through an export license exception, because we incorporate encryption technology into our products. In addition, various countries regulate the import of certain encryption technology and have enacted laws that could limit our ability to distribute our products or could limit our customers’ ability to implement our products in those countries. Changes in our products or changes in regulations may increase the cost of building and selling our products, create delays in the introduction of our products in international markets, prevent our customers with international operations from deploying our products throughout their global systems or, in some cases, prevent the export or import of our products to certain countries altogether. Any change in regulations, shift in approach to the enforcement or scope of existing regulations, or change in the countries, persons or technologies targeted by such regulations, could result in decreased use of our products by, or in our decreased ability to export or sell our products to, existing or potential customers with international operations. We must comply with various and increasing environmental regulations, both domestic and international, regarding the manufacturing and disposal of our products. For example, we must comply with Waste Electrical and Electronic Equipment Directive laws, which are being adopted by certain European Economic Area countries on a country-by-country basis. Failure to comply with these and similar laws on a timely basis, or at all, could have a material adverse effect on our business, operating results and financial condition. This would also be true if we fail to comply, either on a timely basis or at all, with any U.S. environmental laws regarding the manufacturing or disposal of our products. Any decreased use of our products or limitation on our ability to export or sell our products would harm our business, operating results and financial condition.

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

The trading prices of the securities of technology companies have been highly volatile. Further, our common stock has a limited trading history. Since our initial public offering in September 2006 through June 30, 2009, our stock price has fluctuated from a low of $7.10 to a high of $52.81. The market price of our common stock has at times reflected a higher multiple of expected future earnings than many other companies. As a result, even small changes in investor expectations regarding our future growth and earnings, whether as a result of actual or rumored financial or operating results, changes in the mix of products and services sold, acquisitions, industry changes, or other factors, could result in, and have in the past resulted in, significant fluctuations in the market price of our common stock.

Factors that could affect the trading price of our common stock include, but are not limited to:

•	variations in our operating results;

•	announcements of technological innovations, new services or service enhancements, strategic alliances or significant agreements by us or by our competitors;

•	the gain or loss of significant customers;

•	recruitment or departure of key personnel;

•

providing estimates of our future operating results, or changes of these estimates, either by us or by any securities analysts who follow our common stock, or changes in recommendations by any securities analysts who follow our common stock;

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

As of June 30, 2009, our directors and executive officers and their affiliates beneficially owned, in the aggregate, approximately 19.1% of our outstanding common stock. As a result, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit your ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

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

The following table summarizes the stock repurchase activity for the three months ended June 30, 2009 and the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (2)
April 1, 2009 - April 30, 2009	—	$—	—	$40,005,000
May 1, 2009 - May 31, 2009	380,600	17.81	380,600	33,225,000
June 1, 2009 - June 30, 2009	—	—	—	33,225,000

Total	380,600	$17.81	380,600	$33,225,000

(1)	On April 21, 2008, our Board of Directors authorized a Share Repurchase Program, which authorizes us to repurchase up to $100.0 million of our outstanding common stock during a period not to exceed 24 months from the Board authorization date.
(2)	During the second quarter of 2009, we repurchased 380,600 shares of common stock under this Program for an aggregate purchase price of approximately $6.8 million, or an average of $17.81 per share. These shares were purchased in open market transactions. The timing and amounts of these purchases were based on market conditions and other factors including price, regulatory requirements and capital availability. The share repurchases were financed by available cash balances and cash from operations.

Item 4.	Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders of Riverbed Technology, Inc. was held on June 3, 2009. The results of the voting on the matters submitted to the stockholders were as follows:

1. To elect two (2) members of the Board of Directors to serve until the 2012 annual meeting of stockholders of the Company or until such persons’ successors have been duly elected and qualified.

	Votes For	Withheld
Jerry M. Kennelly	62,677,018	1,388,541
Stanley J. Meresman	63,483,876	581,683

The following directors, in addition to Messrs. Kennelly and Meresman, will continue to serve as members of the Board of Directors until the expiration of their respective terms or until their respective successors have been duly elected and qualified: Mark A. Floyd, Michael R. Kourey, Steven McCanne, Christopher J. Schaepe and James R. Swartz.

2. To ratify the appointment by the Board of Directors of Ernst & Young LLP as the independent registered public accounting firm of the Company for its fiscal year ending December 31, 2009.

Votes for	64,005,035
Votes against	52,328
Abstain	8,196

Item 6.	Exhibits

Exhibit No.	Description
3.1	Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws. (2)

4.1	Form of Common Stock Certificate. (1)

10.1	Riverbed Technology, Inc. 2006 Employee Stock Purchase Plan, as amended April 28, 2009

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(1)	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (No. 333-133437) filed with the SEC on April 20, 2006, as amended.
(2)	Incorporated by reference to Registrant’s Current Report on Form 8-K (No. 001-33023) filed with the SEC on December 18, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: July 30, 2009

RIVERBED TECHNOLOGY, INC.

By:	/s/ Jerry M. Kennelly
Jerry M. Kennelly
President and Chief Executive Officer

Dated: July 30, 2009

RIVERBED TECHNOLOGY, INC.

By:	/s/ Randy S. Gottfried
Randy S. Gottfried
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
3.1	Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws. (2)

4.1	Form of Common Stock Certificate. (1)

10.1	Riverbed Technology, Inc. 2006 Employee Stock Purchase Plan, as amended April 28, 2009

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(1)	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (No. 333-133437) filed with the SEC on April 20, 2006, as amended.
(2)	Incorporated by reference to Registrant’s Current Report on Form 8-K (No. 001-33023) filed with the SEC on December 18, 2008.