Form 10-Q
period 2009-09-30
Riverbed Technology, Inc.
filed 2009-10-30
CIK 1357326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

The number of shares of the registrant’s common stock, par value $0.0001, outstanding as of October 22, 2009 was: 69,203,865.

Riverbed Technology, Inc.

Item 1.	Financial Statements

RIVERBED TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

As of September 30, 2009 and December 31, 2008

(in thousands)

	September 30, 2009	December 31, 2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$75,709	$95,378
Marketable securities	221,058	172,398
Trade receivables, net of allowances of $1,527 and $770 as of September 30, 2009 and December 31, 2008, respectively	47,099	46,839
Inventory	12,100	10,637
Deferred tax assets	8,730	6,185
Prepaid expenses and other current assets	15,169	12,605

Total current assets	379,865	344,042

Fixed assets, net	21,810	21,993
Goodwill	11,711	—
Intangibles, net	20,584	—
Deferred tax assets, non-current	35,360	27,033
Other assets	5,115	5,449

Total assets	$474,445	$398,517

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,267	$18,290
Accrued compensation and benefits	19,766	13,137
Other accrued liabilities	26,583	13,342
Deferred revenue	58,472	45,194

Total current liabilities	126,088	89,963

Deferred revenue, non-current	17,561	12,967
Other long-term liabilities	2,892	1,758

Total long-term liabilities	20,453	14,725

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value – 30,000 shares authorized, no shares outstanding	—	—
Common stock; $0.0001 par value – 600,000 shares authorized; 69,194 and 69,145 shares issued and outstanding as of September 30, 2009 and December 31, 2008, respectively	343,637	315,882
Accumulated deficit	(15,781)	(21,934)
Accumulated other comprehensive income (loss)	48	(119)

Total stockholders’ equity	327,904	293,829

Total liabilities and stockholders’ equity	$474,445	$398,517

See Notes to Condensed Consolidated Financial Statements.

RIVERBED TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Revenue:
Product	$69,543	$65,238	$190,322	$185,574
Support and services	32,506	21,309	90,925	55,547

Total revenue	102,049	86,547	281,247	241,121

Cost of revenue:
Cost of product	14,982	16,653	43,776	45,153
Cost of support and services	9,410	7,174	27,385	20,151

Total cost of revenue	24,392	23,827	71,161	65,304

Gross profit	77,657	62,720	210,086	175,817

Operating expenses:
Sales and marketing	44,192	34,855	127,003	100,992
Research and development	17,302	14,582	50,368	43,278
General and administrative	9,297	10,419	27,382	29,925
Other charges	—	11,000	—	11,000
Acquisition-related costs (credits)	(3,008)	—	(4,447)	—

Total operating expenses	67,783	70,856	200,306	185,195

Operating income (loss)	9,874	(8,136)	9,780	(9,378)

Other income, net	141	1,287	824	5,059

Income (loss) before provision for income taxes	10,015	(6,849)	10,604	(4,319)
Provision for income taxes	4,546	5,574	4,451	8,335

Net income (loss)	$5,469	$(12,423)	$6,153	$(12,654)

Net income (loss) per common share:
Basic	$0.08	$(0.17)	$0.09	$(0.18)

Diluted	$0.08	$(0.17)	$0.09	$(0.18)

Shares used in computing net income (loss) per common share:
Basic	69,370	71,005	69,035	70,915
Diluted	71,968	71,005	71,040	70,915

See Notes to Condensed Consolidated Financial Statements.

RIVERBED TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine months ended September 30,
	2009	2008
Operating Activities:
Net income (loss)	$6,153	$(12,654)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	10,376	5,739
Stock-based compensation	40,431	38,157
Excess tax benefit from employee stock plans	(1,694)	(1,427)
Deferred taxes	(10,019)	—
Changes in operating assets and liabilities:
Trade receivables	1,608	5,521
Inventory	(1,017)	(7,720)
Prepaid expenses and other current assets	(2,128)	(4,870)
Accounts payable	2,398	1,599
Accruals and other current liabilities	8,603	14,503
Acquisition-related contingent consideration	(4,947)	—
Income taxes payable	6,562	4,762
Deferred revenue	17,073	17,385

Net cash provided by operating activities	73,399	60,995

Investing Activities:
Capital expenditures	(7,173)	(10,761)
Purchase of available for sale securities	(244,208)	(264,179)
Proceeds from maturities of available for sale securities	181,761	143,102
Proceeds from sales of available for sale securities	13,500	39,803
Acquisitions, net of cash and cash equivalents acquired	(20,469)	—

Net cash used in investing activities	(76,589)	(92,035)

Financing Activities:
Proceeds from issuance of common stock under employee stock plans, net of repurchases	15,512	9,119
Payments for repurchases of common stock	(29,016)	(24,992)
Payments of debt	(5,004)	—
Excess tax benefit from employee stock plans	1,694	1,427

Net cash used in financing activities	(16,814)	(14,446)

Effect of exchange rate changes on cash and cash equivalents	335	(169)

Net decrease in cash and cash equivalents	(19,669)	(45,655)
Cash and cash equivalents at beginning of period	95,378	162,979

Cash and cash equivalents at end of period	$75,709	$117,324

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

Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated. The accompanying condensed consolidated balance sheet as of September 30, 2009, the condensed consolidated statements of operations for the three and nine months ended September 30, 2009 and September 30, 2008, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2009 and September 30, 2008 are unaudited. The accompanying statements should be read in conjunction with the audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2008.

The accompanying condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (GAAP) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). They do not include all of the financial information and footnotes required by GAAP for complete financial statements. We believe the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments necessary for the fair presentation of our balance sheet as of September 30, 2009, and our results of operations and cash flows for the three and nine months ended September 30, 2009 and September 30, 2008. All adjustments are of a normal recurring nature. Certain prior period amounts have been reclassified to conform to the current period presentation. Specifically, service inventory as of December 31, 2008 in the amount of $5.9 million has been reclassified from Other long-term assets to Prepaid expenses and other current assets on our condensed consolidated balance sheet. In addition, the increase in Other assets of $1.4 million for the nine months ended September 30, 2008 has been reclassified from investing activities to operating activities on our condensed consolidated statement of cash flows. The results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending December 31, 2009.

Other than the adoption of the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 805, Business Combinations, and ASC Topic 350, Intangibles – Goodwill and Other, there have been no significant changes in our accounting policies during the three and nine months ended September 30, 2009, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2008.

We have evaluated subsequent events through October 30, 2009, which is the date these condensed consolidated financial statements were issued.

Use of Estimates

GAAP requires us to make certain estimates and judgments that can affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the periods presented. Significant estimates and assumptions made by management include the determination of the fair value of stock awards issued, the allowance for doubtful accounts, inventory valuation, our warranty liability, the accounting for income taxes including the determination of the timing of the release of our valuation allowance related to certain deferred tax asset balances, the accounting for business combinations and the accounting for acquisition-related contingent consideration. We believe that the estimates and judgments upon which we rely are reasonable based upon information available to us at the time that these estimates and judgments were made. To the extent there are material differences between these estimates and actual results, our consolidated financial statements will be affected.

Revenue Recognition

Our software is generally integrated on appliance hardware and is essential to the functionality of the product. As a result, we account for revenue in accordance with ASC Topic 985, Software, for all transactions involving the sale of software. We

RIVERBED TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

recognize product revenue when all of the following have occurred: (1) we have entered into a legally binding arrangement with a customer; (2) delivery has occurred, which is when product title transfers to the customer; (3) customer payment is deemed fixed or determinable and free of contingencies and significant uncertainties; and (4) collection is probable.

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

We use the residual method to recognize revenue when a product agreement includes one or more elements to be delivered at a future date and vendor specific objective evidence (VSOE) of the fair value of all undelivered elements exists. Through September 30, 2009, in virtually all of our contracts, the only element that remained undelivered at the time of delivery of the product was support and updates. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the contract fee is recognized as product revenue. If evidence of the fair value of one or more undelivered elements does not exist, all revenue is generally deferred and recognized when delivery of those elements occurs or when fair value can be established. When the undelivered element for which we do not have a fair value is support, revenue for the entire arrangement is bundled and recognized ratably over the support period. VSOE of fair value for elements of an arrangement is based upon the normal pricing and discounting practices for those services when sold separately, and VSOE for support services is measured by the renewal rate offered to the customer.

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

Accounting for Income Taxes

We use the asset and liability method of accounting for income taxes. Under this method, income tax expenses or benefits are recognized for the amount of taxes payable or refundable for the current year and for deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. The measurement of current and deferred tax assets and liabilities are based on provisions of currently enacted tax laws. The effects of future changes in tax laws or rates are not contemplated.

RIVERBED TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

As part of our accounting for business combinations, a portion of the purchase price was allocated to goodwill and intangible assets. Amortization expenses associated with acquired intangible assets are generally not tax deductible; however, deferred taxes have been recorded for non-deductible amortization expenses as a part of the purchase price allocation. In the event of an impairment charge associated with goodwill, such charges are generally not tax deductible and would increase the effective tax rate in the quarter any impairment is recorded.

Inventory Valuation

Inventory consists of hardware and related component parts and is stated at the lower of cost (on a first-in, first-out basis) or market. A portion of our inventory relates to evaluation units located at customer locations, as some of our customers test our equipment prior to purchasing. Inventory that is obsolete or in excess of our forecasted demand is written down to its estimated realizable value based on historical usage, expected demand, and with respect to evaluation units, the historical conversion rate and age of the units. Inherent in our estimates of market value in determining inventory valuation are estimates related to economic trends, future demand for our products, the timing of new product introductions and technological obsolescence of our products. Inventory write-downs are reflected as cost of product and amounted to $0.6 million and $3.3 million in the three months ended September 30, 2009 and 2008, respectively, and $3.6 million and $4.8 million in the nine months ended September 30, 2009 and 2008, respectively.

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

The following is a summary of the warranty reserve activity for the nine months ended September 30, 2009 and 2008.

	Nine months ended September 30,
(in thousands)	2009	2008
Beginning balance	$1,205	$1,089
Additions charged to operations	656	1,569
Warranty costs incurred	(442)	(1,244)
Adjustments related to pre-existing warranties	(755)	—

Ending balance	$664	$1,414

Deferred Inventory Costs

When our products have been delivered, but the product revenue associated with the arrangement has been deferred as a result of not meeting certain revenue recognition criteria, we also defer the related inventory costs for the delivered items. Deferred inventory costs amounted to $1.5 million and $2.2 million at September 30, 2009 and December 31, 2008, respectively, and are included in Prepaid expenses and other current assets in the condensed consolidated balance sheets.

RIVERBED TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Service Inventory

We hold service inventory that is used to repair or replace defective hardware reported by our customers who purchase support services. Service inventory consists of hardware and related component parts and is stated at lower of cost (on a first-in, first-out basis) or market. We classify service inventory as Prepaid expenses and other current assets and we recognize the utilization of service inventory as a charge against cost of support and services revenue in the period in which it occurs. At September 30, 2009 and December 31, 2008 our service inventory balance was $6.3 million and $5.9 million, respectively. In the three months ended September 30, 2009 and 2008, we recognized $0.5 million, to cost of support and services relating to service inventory. In the nine months ended September 30, 2009 and 2008, we recognized $2.3 million and $1.3 million, respectively, to cost of support and services relating to service inventory.

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

Comprehensive Income (Loss)

Comprehensive income (loss) consists of the following:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2009	2008	2009	2008
Net income (loss)	$5,469	$(12,423)	$6,153	$(12,654)
Change in net unrealized losses on investments, net of tax	(40)	(76)	(175)	(196)
Change in foreign currency translation adjustment, net of tax	128	(251)	342	(169)

Total comprehensive income (loss)	$5,557	$(12,750)	$6,320	$(13,019)

Concentrations of Risk

Financial instruments that are potentially subject to concentrations of credit risk consist primarily of cash, cash equivalents, marketable securities, and trade receivables. Investment policies have been implemented that limit investments to investment grade securities and the average portfolio maturity to six months or less. The risk with respect to trade receivables is mitigated by credit evaluations we perform on our customers and by the diversification of our customer base. No customer represented more than 10% of our revenue for the three and nine months ended September 30, 2009 and 2008.

We outsource the production of our inventory to third-party manufacturers. We rely on purchase orders or long-term contracts with our contract manufacturers. At September 30, 2009, we had no long-term contractual commitment with any manufacturer; however, we did have a 90-day commitment totaling $13.0 million.

Recent Accounting Pronouncements

        Effective January 1, 2009, we adopted ASC Topic 805, Business Combinations. Under ASC Topic 805, an acquiring entity is required to recognize all the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred; that restructuring costs generally be expensed in periods subsequent to the acquisition date; that changes in the estimated fair value of contingent consideration after the initial measurement on the acquisition date be recognized in earnings in the period of the change in estimate; and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of provision for taxes. In addition, acquired in-process research and development is capitalized as an intangible asset and amortized over its estimated useful life. See Note 2 for a description of our acquisition of Mazu Networks, Inc.

RIVERBED TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Effective January 1, 2009, we adopted ASC Topic 350, Intangibles – Goodwill and Other, which amends the factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. ASC Topic 350 requires an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset. The adoption did not have a material impact on our condensed consolidated financial statements.

Effective January 1, 2009, we adopted ASC Topic 820, Fair Value Measurements. ASC Topic 820 delayed the effective date of its application for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal 2009. The adoption of ASC Topic 820 did not have a material impact on our condensed consolidated financial statements.

In April 2009, ASC Topic 825, Financial Instruments, was issued, which requires disclosures about the fair value of our financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the balance sheets, in the interim reporting periods as well as in the annual reporting periods. In addition, ASC Topic 825 requires disclosures of the methods and significant assumptions used to estimate the fair value of those financial instruments. ASC Topic 825 was effective for us beginning April 1, 2009, and its adoption was not material to our condensed consolidated financial statements.

In May 2009, ASC Topic 855, Subsequent Events, which establishes general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. We adopted the provisions of ASC Topic 855 for the quarter ended June 30, 2009. This pronouncement does not have a material effect on our condensed consolidated financial statements.

In June 2009, ASC Topic 105-Generally Accepted Accounting Principles was issued, which supersedes all then-existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. ASC Topic 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. This pronouncement does not have an impact on our consolidated financial statements.

In October 2009, FASB issued Accounting Standards Update (ASU) No. 2009-14, Topic 985: Certain Revenue Arrangements That Include Software Elements (a Consensus of the FASB Emerging Issues Task Force Issue (EITF)). ASU No. 2009-14 modifies ASC 985-605, Software Revenue, such that the following products would be considered non-software deliverables and therefore excluded from the scope of ASC 985-605:

•	Tangible products that contain software elements and non-software elements that function together to deliver the tangible product’s essential functionality.

•	Undelivered elements that are essential to the above described tangible product’s functionality.

We expect that most of our products will be considered non-software deliverables and excluded from the scope of Statement of Position (SOP) 97-2, Software Revenue Recognition.

In October 2009, FASB issued ASU No. 2009-13, Revenue Recognition (Topic 605): Multiple Deliverable Revenue Arrangements (a Consensus of the FASB EITF). ASU No. 2009-13 modifies ASC 605-25, Revenue Recognition – Multiple-Element Arrangements (formerly EITF 00-21). ASU No. 2009-13 requires an entity to allocate the revenue at the inception of an arrangement to all of its deliverables based on their relative selling prices. This guidance eliminates the residual method of allocation of revenue in multiple deliverable arrangements and requires the allocation of revenue based on the relative-selling-price method. The determination of the selling price for each deliverable requires the use of a hierarchy designed to maximize the use of available objective evidence including, VSOE, third party evidence of selling price (TPE), or estimated selling price (ESP).

ASU No. 2009-13 and ASU No. 2009-14 must be adopted no later than the beginning of our fiscal year 2011 and early adoption is allowed and may be adopted either under the prospective method, whereby all revenue arrangements entered into, or materially modified after the effective date or under the retrospective application to all revenue arrangements for all periods presented. An entity may elect to adopt ASU No. 2009-13 and ASU No. 2009-14 in a period other than their first reporting period of a fiscal year under the prospective method but must adjust the revenue of prior reported periods such that all new revenue arrangements entered into, or materially modified, during the fiscal year of adoption are accounted for under this guidance.

RIVERBED TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

We expect to adopt these pronouncements in the first quarter of fiscal 2010 under the prospective method. The adoption of these pronouncements may have a material effect on our revenue and financial position in the period of adoption, however, we have not yet been able to quantify the effect.

The adoption of ASU No. 2009-13 and ASU No. 2009-14 will allow the separation of deliverables under more arrangements which may result in less revenue deferral. For such arrangements, the application of the relative-selling price method of allocating the revenue of an arrangement and the elimination of the residual method of allocation may result in a different reallocation of revenue from product revenue, which is recognized upon delivery, to support revenue, which is recognized ratably over the support period.

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

The total acquisition date fair value of the consideration transferred was estimated at $33.0 million, which included the initial payments totaling $23.1 million in cash, of which $3.5 million was paid to escrow to secure the seller’s indemnification obligations, and the estimated fair value of acquisition-related contingent consideration to be paid to Mazu shareholders totaling $9.9 million. The total acquisition date fair value of consideration transferred was estimated as follows:

(in thousands)
Payment to Mazu shareholders	$23,051
Acquisition-related contingent consideration	9,909

Total acquisition-date fair value	$32,960

A liability was recognized for an estimate of the acquisition date fair value of the acquisition-related contingent consideration based on the probability of achievement of the bookings target. Any change in the fair value of the acquisition-related contingent consideration subsequent to the acquisition date, including changes from events after the acquisition date, such as changes in our estimate of the bookings targets, will be recognized in earnings in the period the estimated fair value changes. The fair value estimate is based on the probability weighted bookings to be achieved over the Earn-Out period. Actual achievement of bookings below $16.0 million would reduce the liability to zero and achievement of bookings of $35.0 million or more would increase the liability to $16.6 million. A change in fair value of the acquisition-related contingent consideration could have a material effect on the statement of operations and financial position in the period of the change in estimate. During the three and nine month periods ending September 30, 2009, we recorded a gain of $3.0 million and $5.8 million, respectively, due to our change in estimate of fair value of acquisition-related contingent consideration.

Allocation of Consideration Transferred

The identifiable assets acquired and liabilities assumed were recognized and measured as of the acquisition date, February 19, 2009, based on their estimated fair values. The excess of the acquisition date fair value of consideration transferred over estimated fair value of the net tangible assets and intangible assets was recorded as goodwill.

RIVERBED TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

Goodwill

Of the total estimated purchase price, $11.7 million was allocated to goodwill. Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets. We consider the acquired business an addition to our product portfolio and not an additional reporting unit or operating segment. Goodwill is tested for impairment at least annually (more frequently if certain indicators are present). In the event that management determines that the value of goodwill has become impaired, we will incur an accounting charge for the amount of impairment during the fiscal quarter in which the determination is made. None of the goodwill is expected to be deductible for income tax purposes. As of September 30, 2009, there was no change in the recognized amounts of goodwill resulting from the acquisition of Mazu.

RIVERBED TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Deferred Revenue

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

Pre-Acquisition Contingencies

We have evaluated and continue to evaluate the pre-acquisition contingencies related to Mazu that existed as of the acquisition date. Certain pre-acquisition contingencies related to the Mazu final income tax return remain uncertain, however, we do not expect any resulting adjustments for such matters to be significant and any amounts will be recorded as an adjustment to goodwill. If any non-income tax-related pre-acquisition contingencies that existed as of the acquisition date become probable in nature and estimable, amounts for such matters will be recorded in our results of operations.

Acquisition-related Contingent Consideration

We estimated the fair value of the acquisition-related contingent consideration using a probability-weighted discounted cash flow model. This fair value measurement is based on significant inputs not observed in the market and thus represents a Level 3 measurement. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect our own assumptions in measuring fair value. The fair value of the acquisition-related contingent consideration to be distributed directly to the Mazu selling shareholders was originally estimated at the acquisition date to be $9.9 million. As of September 30, 2009, the estimated fair value of the acquisition-related contingent consideration liability was reduced to $4.1 million, primarily due to a reduction in the probability-weighted bookings estimate, discounted at 13%. The reduction in our fair value estimate resulted in a net gain of $3.0 million and $5.8 million for the three and nine months ended September 30, 2009, respectively, which was recorded in Acquisition-related costs in the Condensed Consolidated Statement of Operations.

The fair value of acquisition-related contingent consideration to be paid to the former employees of Mazu, originally estimated at $3.8 million at the acquisition date, is considered compensatory and will be recognized as compensation cost recorded in operating expense over the Earn-Out period, provided that such former Mazu employees are employees of Riverbed at the time the acquisition-related contingent consideration is earned. As of September 30, 2009 the estimated fair value of the acquisition-related contingent consideration to be paid to the former employees of Mazu was reduced to $1.6 million from $2.7 million as of June 30, 2009, due to a reduction in the probability-weighted bookings estimate.

The following table shows the compensation costs of the acquisition-related contingent consideration to be paid to the former employees of Mazu recognized in operating expenses in the three and nine month periods ended September 30, 2009, respectively:

(in thousands)	Three months ended September 30, 2009	Nine months ended September 30, 2009
Sales and marketing	$2	$358
Research and development	2	316
General and administrative	—	197

Total other acquisition-related compensation costs	$4	$871

RIVERBED TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Acquisition-related Costs

Acquisition-related costs recognized during the three and nine months ended September 30, 2009 include changes in the fair value of the acquisition-related contingent consideration, transaction costs and integration-related costs. During the three months ended September 30, 2009, we recorded a net gain of $3.0 million related to change in fair value of the acquisition-related contingent consideration to be paid directly to the Mazu shareholders. During the nine months ended September 30, 2009, we recorded a net gain of $4.4 million, which included the cumulative changes in fair value of the acquisition-related contingent consideration to be paid directly to the Mazu shareholders of $5.8 million, partially offset by transaction costs such as legal, accounting, valuation and other professional services of $0.6 million and integration-related costs of $0.8 million.

The following table summarizes the acquisition-related costs recognized in the three and nine months ended September 30, 2009:

(in thousands)	Three months ended September 30, 2009	Nine months ended September 30, 2009
Transaction costs	$—	$595
Severance	—	412
Integration costs	—	364

Change in fair value of acquisition-related contingent consideration	(3,008)	(5,818)

Acquisition-related costs (credits)	$(3,008)	$(4,447)

Results of Operations

The amount of revenue and operating loss of Mazu included in our condensed consolidated statement of operations for the three months ended September 30, 2009 and from the acquisition date to the period ending September 30, 2009 were as follows:

(in thousands)	Three months ended September 30, 2009	Nine months ended September 30, 2009
Revenue	$1,734	$4,564
Operating loss	$(3,489)	$(8,135)

Pro Forma Results for Mazu Acquisition

The following table presents our pro forma results (including Mazu) for the three and nine months ended September 30, 2009 and 2008 as though the companies had been combined as of the beginning of each of the periods presented. The pro forma information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of each period presented. The pro forma results presented include acquisition-related costs, amortization charges for acquired intangible assets, eliminations of intercompany transactions, adjustments to interest expense and related tax effects.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2009	2008	2009	2008
Total revenue	$102,049	$90,349	$282,762	$251,725
Operating income (loss)	$8,155	$(9,695)	$6,999	$(14,099)

3. NET INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of vested common shares outstanding during the period. Diluted net income (loss) per common share is computed by giving effect to all potential dilutive common shares.

RIVERBED TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The following table sets forth the computation of net income (loss) per share:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2009	2008	2009	2008
Net income (loss)	$5,469	$(12,423)	$6,153	$(12,654)

Weighted average common shares outstanding - basic	69,370	71,005	69,035	70,915
Dilutive effect of employee stock plans	2,598	—	2,005	—

Weighted average common shares outstanding - diluted	71,968	71,005	71,040	70,915

Basic net income (loss) per share	$0.08	$(0.17)	$0.09	$(0.18)

Diluted net income (loss) per share	$0.08	$(0.17)	$0.09	$(0.18)

The following weighted average outstanding options and RSUs were excluded from the computation of diluted net income per common share for the periods presented because including them would have had an anti-dilutive effect:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2009	2008	2009	2008
Stock options and awards outstanding:
In-the-money awards	—	2,169	—	2,999
Out-of-the-money awards	5,875	9,547	9,138	8,301

Total potential shares of common stock excluded from the computation of earnings per share	5,875	11,716	9,138	11,300

Stock options outstanding with an exercise price lower than our average stock price for the periods presented, RSUs and Plan Shares (“In-the-money awards”) that would otherwise have a dilutive effect under the treasury stock method, are excluded from the calculations of the diluted loss per share in periods with a loss since the effect in such periods would have been anti-dilutive.

Stock options outstanding with an exercise price higher than our average stock price for the periods presented, (“Out-of-the-money awards”) are excluded from the calculations of the diluted net income (loss) per share since the effect would have been anti-dilutive under the treasury stock method.

RIVERBED TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

4. FAIR VALUE OF ASSETS AND LIABILITIES

As of September 30, 2009, the fair value measurements of our cash and cash equivalents, marketable securities, and acquisition-related contingent consideration consisted of the following:

(in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Corporate bonds and notes	$20,096	$—	$20,096	$—
Money market funds	49,722	49,722	—	—
Cash	5,891	—	—	—

Total Cash and cash equivalents	$75,709	$49,722	$20,096	$—

Corporate bonds and notes	$26,894	$—	$26,894	$—
U.S. government backed securities	35,717	35,717	—	—
U.S. government-sponsored enterprise obligations	151,734	—	151,734	—
FDIC-backed certificates of deposit	6,713	6,713	—	—

Total Marketable securities	$221,058	$42,430	$178,628	$—

Liabilities:

Acquisition-related contingent consideration	$4,962	$—	$—	$4,962

As of December 31, 2008, the fair value measurements of our cash and cash equivalents, and marketable securities consisted of the following:

(in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Corporate bonds and notes	$16,783	$—	$16,783	$—
Money market funds	73,877	73,877	—	—
Cash	4,718	—	—	—

Total Cash and cash equivalents	$95,378	$73,877	$16,783	$—

Corporate bonds and notes	$33,487	$—	$33,487	$—
U.S. government backed securities	69,829	69,829	—	—
U.S. government-sponsored enterprise obligations	69,082	—	69,082	—

Total Marketable securities	$172,398	$69,829	$102,569	$—

RIVERBED TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

As of September 30, 2009 and December 31, 2008, the marketable securities are recorded at amortized cost which approximates fair market value. All investments mature in one year or less.

(in thousands)	Fair Value	Unrealized Gains	Unrealized Losses
Corporate bonds and notes	$22,551	$21	$—
Corporate bonds and notes	4,343	—	(7)
U.S. government-sponsored enterprise obligations	137,484	164	—
U.S. government-sponsored enterprise obligations	14,250	—	(8)
U.S. government backed securities	33,725	24	—
U.S. government backed securities	1,992	—	(2)
FDIC-backed certificates of deposit	3,362	2	—
FDIC-backed certificates of deposit	3,351	—	(9)

Total marketable securities at September 30, 2009	$221,058	$211	$(26)

Corporate bonds and notes	$33,487	$39	$—
U.S. government-sponsored enterprise obligations	52,815	203	—
U.S. government-sponsored enterprise obligations	16,267	—	(28)
U.S. government backed securities	65,839	259	—
U.S. government backed securities	3,990	—	(1)

Total marketable securities at December 31, 2008	$172,398	$501	$(29)

Proceeds from the sales of available-for-sale securities were zero and $15.8 million in the three months ended September 30, 2009 and 2008, respectively. Proceeds from the sales of available-for-sale securities were $13.5 million and $39.8 million in the nine months ended September 30, 2009 and 2008, respectively. Gross realized gains or losses recorded on those sales during these periods were insignificant in the three and nine months ended September 30, 2009 and 2008.

Net unrealized holding gains and (losses), net of tax, on available-for-sale securities in the amount of $0.1 million and $0.3 million as of September 30, 2009 and December 31, 2008, respectively, have been included in accumulated other comprehensive income (loss).

We evaluate investments with unrealized losses to determine if the losses are other than temporary. The gross unrealized losses were primarily due to changes in interest rates. We have determined that the gross unrealized losses at September 30, 2009 are temporary. In making this determination, we considered the financial condition and near-term prospects of the issuers, the magnitude of the losses compared to the investments’ cost, the length of time the investments have been in an unrealized loss position and our intent and ability to hold the investment to maturity. Investments with unrealized losses have been in an unrealized loss position for less than a year.

Cash, Cash Equivalents and Marketable Securities

Cash and cash equivalents consist primarily of highly liquid investments in money market mutual funds, government sponsored enterprise obligations, treasury bills, commercial paper and other money market securities with remaining maturities at date of purchase of 90 days or less. The carrying value of cash and cash equivalents at September 30, 2009 and December 31, 2008 was $75.7 million and $95.4 million, respectively, and approximates fair value.

Marketable securities, which are classified as available for sale at September 30, 2009, are carried at fair value, with the unrealized gains and losses reported as a separate component of stockholders’ equity. Marketable securities consist of government-sponsored enterprise obligations, treasury bills, FDIC-backed certificates of deposit and corporate bonds and notes. The fair value of our marketable securities is determined as the exit price in the principal market in which we would transact. Level 1 instruments are valued based on quoted market prices in active markets and include treasury bills, money market funds, and FDIC-backed certificates of deposit. Level 2 instruments are valued based on quoted prices in markets that are not active, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency and include corporate bonds and notes and government sponsored enterprise obligations. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect our own assumptions in measuring fair value. We have no marketable securities valued as Level 3 instruments.

Restricted Cash

Pursuant to certain lease agreements and as security for our merchant services agreement with our financial institution, we are required to maintain cash reserves, classified as restricted cash. Current restricted cash totaled $0.1 million at September 30, 2009 and December 31, 2008. Long-term restricted cash totaled $3.5 million at September 30, 2009 and December 31, 2008. Long-term restricted cash is included in other assets in the condensed consolidated balance sheets and consists primarily of funds held as collateral for letters of credit for the security deposit on the leases of our corporate headquarters. The long-term restricted cash is restricted until the end of the lease terms on August 30, 2010 and July 31, 2014.

RIVERBED TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Acquisition-Related Contingent Consideration

We estimated the fair value of the acquisition-related contingent consideration using a probability-weighted discounted cash flow model. This fair value measurement is based on significant inputs not observed in the market and thus represents a Level 3 measurement. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect our own assumptions in measuring fair value. Any change in the fair value of the acquisition-related contingent consideration subsequent to the acquisition date, including changes from events after the acquisition date, such as changes in our estimate of the bookings targets, will be recognized in earnings in the period the estimated fair value change. Therefore, the reduction in our fair value estimate described above in Note 2 resulted in a net gain of $3.0 million and $5.8 million for the three and nine months ended September 30, 2009.

The following table represents a reconciliation of the change in the fair value measurement of the acquisition-related contingent consideration for the three and nine months ended September 30, 2009:

(in thousands)	Three months ended September 30, 2009	Nine months ended September 30, 2009
Beginning balance	$7,966	$—
Acquisition date fair value measurement	—	9,909
Acquisition-related compensation expense	4	871
Adjustments to fair value measurement	(3,008)	(5,818)

Ending balance	$4,962	$4,962

5. INVENTORY

Inventory consists primarily of hardware and related component parts and is stated at the lower of cost (on a first-in, first-out basis) or market. Inventory is comprised of the following:

(in thousands)	September 30, 2009	December 31, 2008
Raw materials	$778	$544
Finished goods	7,397	7,545
Evaluation units	3,925	2,548

Total inventory	$12,100	$10,637

6. GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill, which is allocated to our one reporting unit, represents the excess of the purchase price of Mazu over the fair value of the underlying net assets acquired. Goodwill at September 30, 2009 was $11.7 million.

RIVERBED TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Intangible Assets

Intangible assets consisted of the following:

		September 30, 2009
(in thousands)	Useful life	Gross	Accumulated Amortization	Net
Existing technology	5 years	$12,100	$(1,477)	$10,623
Patents	5 years	2,700	(329)	2,371
Maintenance agreements	5 years	6,100	(744)	5,356
Customer contracts	5 years	2,000	(244)	1,756
Trademarks	3 years	600	(122)	478

Total intangible assets		$23,500	$(2,916)	$20,584

Estimated future amortization expense related to the above intangible assets at September 30, 2009 is as follows:

Fiscal Year	In thousands
2009 (the three months ending December 31)	$1,195
2010	4,780
2011	4,780
2012	4,608
2013 and thereafter	5,221

Total	$20,584

7. OTHER ACCRUED LIABILITIES

Other accrued liabilities consisted of the following:

(in thousands)	September 30, 2009	December 31, 2008
Deferred rent liability	$5,573	$4,783
Acquisition-related contingent consideration	4,962	—
Other accrued liabilities	16,048	8,559

Total other accrued liabilities	$26,583	$13,342

8. DEFERRED REVENUE

Deferred revenue consisted of the following:

(in thousands)	September 30, 2009	December 31, 2008
Product	$3,966	$4,987
Support and services	72,067	53,174

Total deferred revenue	$76,033	$58,161

Reported as:
Deferred revenue, current	$58,472	$45,194
Deferred revenue, non-current	17,561	12,967

Total deferred revenue	$76,033	$58,161

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

RIVERBED TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

10. LEASE COMMITMENTS

We lease our facilities under non-cancelable operating lease agreements. Future minimum commitments for these operating leases in place as of September 30, 2009 with a remaining non-cancelable lease term in excess of one year are as follows:

(in thousands)	September 30, 2009
2009 (the three months ending December 31)	$1,988
2010	6,644
2011	7,774
2012	6,726
2013 and thereafter	8,714

Total	$31,846

The terms of certain lease agreements provide for rental payments on a graduated basis. We recognize rent expense on the straight-line basis over the lease period and have accrued for rent expense incurred but not paid. Rent expense under operating leases was $2.1 million and $1.8 million for the three months ended September 30, 2009 and 2008, respectively, and $6.1 million and $5.2 million for the nine months ended September 30, 2009 and 2008, respectively.

On September 26, 2006, we entered into an Agreement of Sublease (Sublease) for our corporate headquarters, and on March 21, 2007 entered into another lease agreement to expand our corporate headquarters as well as extend the term of the existing Sublease. The terms of the leases are from February 1, 2007 and March 31, 2007, respectively, to July 31, 2014, with two five year renewal options. The aggregate minimum lease commitment for the combined leases is $17.5 million and is included in the table above. We have entered into two letters of credit totaling $3.0 million to serve as the security deposit for the leases, which is included in other assets in the condensed consolidated balance sheet.

On February 29, 2009, we entered into a lease agreement for office space in Boston, Massachusetts. The term of the lease is five years, with one five year renewal option, commencing on March 1, 2009. The aggregate minimum lease commitment is $1.9 million and is reflected in the table above.

During the quarter ended June 30, 2009, we entered into two lease agreements for co-location space. Each of the leases extends five years with an aggregate minimum commitment totaling $4.8 million, which is reflected in the table above.

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

RIVERBED TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

Valuation Assumptions

The fair value of options granted and Purchase Plan shares granted was estimated at the date of grant using the following assumptions:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Employee Stock Options (1)
Expected life in years	4.5	4.5	4.5	4.5
Risk-free interest rate	2.0%	3.1%	1.5% - 2.0%	2.6% - 3.1%
Volatility	52%	50%	50% - 52%	50% - 51%
Weighted average fair value of grants	$9.63	$6.82	$6.58	$7.02

(1)	Assumptions used in 2008 exclude assumptions related to the modification accounting associated with the Tender Offer. Such assumptions include an expected life of 2.5 years to 3.6 years, a risk-free interest rate of 2.4% to 2.6% and a volatility of 48% to 49%.

	Three and nine months ended September 30,
	2009	2008
Purchase Plan
Expected life in years	0.5-2.0	0.5-2.0
Risk-free interest rate	0.3%-0.9%	1.7%-2.6%
Volatility	77%-83%	47%-53%
Weighted average fair value of grants	$8.62	$5.33

The expected term represents the period that stock-based awards are expected to be outstanding. For the three and nine months ended September 30, 2009 and 2008, we have elected to use the simplified method of determining the expected term of stock options due to our insufficient historical exercise data. The computation of expected volatility for stock options for the three and nine months ended September 30, 2009 and 2008 is based on the historical volatility of comparable companies from a representative peer group selected based on industry, financial and market capitalization data. The computation of expected volatility for the Purchase Plan for the three and nine month period ended September 30, 2009 is based on our historical volatility. Management estimated expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest.

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

As of September 30, 2009, total compensation cost related to stock options granted to employees and directors but not yet recognized was $67.6 million, net of estimated forfeitures of $14.2 million. This cost will be recognized on a straight-line basis over the remaining weighted-average service period. Amortization in the three months ended September 30, 2009 and 2008 was $9.7 million and $9.6 million, respectively. Amortization in the nine months ended September 30, 2009 and 2008 was $29.2 million and $27.3 million, respectively.

RIVERBED TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

During the second quarter of 2008, we filed a Tender Offer Statement on Schedule TO with the SEC pursuant to which we extended an offer to non-section 16 reporting employees to exchange up to an aggregate of 5,511,495 options to purchase shares of our common stock, whether vested or unvested. Options granted prior to May 1, 2008 with an exercise price greater than 120% of the closing market price on April 30, 2008 were eligible to be tendered pursuant to the offer. The closing market price on April 30, 2008 was $13.67. In accordance with the Tender Offer (the “TO”), the number of new options issued was based on an exchange ratio of 0.85 new shares for each share exchanged based on the number of options tendered. A total of 5,246,325 options were tendered and cancelled, and a total of 4,459,392 options were granted on May 30, 2008 at $17.95 per share. The new options retained the vesting schedule of the options exchanged. The TO was subject to modification accounting whereby the total compensation cost measured at the date of modification was the portion of the grant-date fair value of the original award for which the requisite service was expected to be rendered (or has already been rendered) at that date plus the incremental cost resulting from the modification. The incremental cost resulting from the modification is measured as the excess of the fair value of the modified award over the fair value of the original award immediately before its terms are modified. The incremental fair value of $5.5 million for the new awards was computed using an expected life of 2.5 years to 3.6 years, a risk-free interest rate of 2.4% to 2.6% and a volatility of 48% to 49%. The $407,000 incremental fair value of the vested awards was recognized as compensation expense on the modification date in 2008. The $5.1 million incremental fair value of the unvested awards is being amortized over the remaining service period.

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

The number of performance-based RSUs that vest is variable based upon meeting certain annual performance targets, and require the eligible executives to be employed by us for up to three years from the date of grant. We estimated stock compensation expense for our performance share awards based on the probability-weighted estimate of achieving the annual performance target and only recognized expense for the portions of such awards estimated to be earned and vested. In connection with the performance-based RSUs, we recorded stock compensation expense in operating expenses in the amount of $0.7 million and $1.6 million, for the three and nine months ended September 30, 2009, respectively. Any change in the estimate of the number of performance-based RSUs to be earned will result in an adjustment to the cumulative compensation expense in the period of the change in estimate.

RSUs generally vest over a period of three to four years from the date of grant. Until vested, RSUs do not have the voting rights of common stock and the shares underlying the awards are not considered issued and outstanding. As of September 30, 2009, total unrecognized compensation cost related to non-vested RSUs to employees and directors but not yet recognized was $22.1 million, net of estimated forfeitures of $4.8 million. This cost will be recognized over the remaining weighted-average service period. Amortization in the three months ended September 30, 2009 and 2008 was $2.2 million and $0.7 million, respectively. Amortization in the nine months ended September 30, 2009 and 2008 was $5.2 million and $1.2 million, respectively.

As of September 30, 2009, 2,001,276 shares were available for grant under the 2006 Plan and the 2006 Director Plan. As of September 30, 2009, 1,145,100 shares were available for grant under the 2009 Plan.

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

As of September 30, 2009, there was $7.0 million, net of estimated forfeitures, left to be amortized under our Purchase Plan, which will be amortized over the remaining Purchase Plan offering period, which is 16 months. Amortization in the three months ended September 30, 2009 and 2008 was $1.8 million and $2.2 million, respectively. Amortization in the nine months ended September 30, 2009 and 2008 was $5.1 million and $8.2 million, respectively.

As of September 30, 2009, 1,355,660 shares were available for future issuance under the Purchase Plan.

RIVERBED TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Share Repurchase Program

On April 21, 2008, our Board of Directors authorized a Share Repurchase Program (the “Program”), which authorizes us to repurchase and retire up to $100.0 million of our outstanding common stock during a period not to exceed 24 months from the Board authorization date. The Program does not require us to purchase a minimum number of shares, and may be suspended, modified or discontinued at any time. For the three months ended September 30, 2009, we repurchased 621,908 shares of common stock under this Program on the open market for an aggregate purchase price of $12.2 million, or an average of $19.63 per share. The timing and amounts of these purchases were based on market conditions and other factors including price, regulatory requirements and capital availability. The share repurchases were financed by available cash balances and cash from operations. The maximum dollar value of shares of common stock that remain available for purchase under the Program is $21.0 million

12. INCOME TAXES

Our effective tax rate was 45.4% and (81.4%) for the three months ended September 30, 2009 and 2008, respectively, and 42.0% and (193.0%) for the nine months ended September 30, 2009 and 2008, respectively. Our income tax provision consists of federal, foreign, and state income taxes.

Our effective tax rate differs from the federal statutory rate due to state taxes and significant permanent differences. Significant permanent differences arise primarily from stock-based compensation expense, research and development (R&D) credits, and certain acquisition related items.

As part of our accounting for the acquisition of Mazu, we established deferred tax assets for federal net operating loss carryforwards and R&D credit carryforwards that are subject to limitation under Section 382 of the Internal Revenue Code. Accordingly, we recorded a valuation allowance of $9.2 million related to a portion of the federal net operating loss carryforwards and R&D credit carryforwards that we do not expect to be realized. Any subsequent reduction of the valuation allowance and the recognition of the associated tax benefits will be recorded to our provision for income taxes.

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

Revenue by geography is based on the billing address of the customer. The following table sets forth revenue by geographic area.

Revenue

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2009	2008	2009	2008
United States	$58,264	$54,289	$156,208	$142,386
Europe, Middle East and Africa	25,747	20,476	75,019	59,369
Rest of the World	18,038	11,782	50,020	39,366

Total revenue	$102,049	$86,547	$281,247	$241,121

14. LEGAL MATTERS

From time to time, we are involved in various legal proceedings, claims and litigation arising in the ordinary course of business. There are no currently pending legal proceedings at September 30, 2009 that, in the opinion of management, might have a material adverse effect on our financial position, results of operations or cash flows.

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

Overview

We were founded in May 2002 by experienced industry leaders with a vision to improve the performance of wide-area distributed computing. Having significant experience in caching technology, our executive management team understood that existing approaches failed to address adequately all of the root causes of this poor performance. We determined that these performance problems could be best solved by simultaneously addressing inefficiencies in software applications and wide area networks (WAN), as well as insufficient or unavailable bandwidth. This innovative approach served as the foundation of the development of our products. We began commercial shipments of our products in May 2004 and have since sold our products to approximately 7,000 customers worldwide. We now offer several product lines including Steelhead® appliances, Central Management Console, Interceptor, Steelhead Mobile and Cascade products.

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

In August 2007, we began selling our Steelhead Mobile product line, which includes a software client version of our Steelhead appliances, which delivers local area network (LAN)-like application performance to any employee laptop, whether on the road, working from home or connected wirelessly in the office.

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

In October 2009, we introduced the Central Management Console – Virtual Edition (CMC-VE) designed for managed service providers (MSPs). The new capabilities of CMC-VE allow MSPs to reduce operational costs, improve visibility, easily scale and flexibly allocate management licenses to enterprise customers through its new multi-tenant capabilities. CMC-VE runs on VMWare ESX, and MSPs can run it on any existing server that has capacity.

Increase market awareness

To generate increased demand for our products, we will continue promoting our brand and the effectiveness of our comprehensive WAN optimization solution.

Scale our distribution channels

We intend to leverage and expand our indirect channels to extend our geographic reach and market penetration. We sell our products directly through our sales force and indirectly through resellers. We have derived 92% of our revenue through indirect channels in the first nine months of 2009. We expect revenue from resellers to continue to constitute a substantial majority of our future revenue. During 2009, we added 280 new reseller partners, four large systems integrators and 15 managed service providers. Also in 2009, we expanded our direct sales force presence in two new countries.

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

Major Trends Affecting Our Financial Results

Company Outlook

We believe that our current value proposition, which enables customers to improve the performance of their applications and access to their data across WANs, while also offering the ability to simplify IT infrastructure and realize significant capital and operating cost savings, should allow us to continue to grow our business. Our product revenue growth rate will depend significantly on continued growth in the WAN optimization market, and our ability to continue to attract new customers in that market and generate additional sales from existing customers. Our growth in support and services revenue is dependent upon increasing the number of products under support contracts, growing our installed base of customers and increasing our renewal rate of existing support contracts. Our future profitability and rate of growth will be directly affected by the continued acceptance of our products in the marketplace, as well as the timing and size of orders, product mix, average selling prices and costs of our products and general economic conditions. Our ability to achieve profitability in the future will also be affected by the extent to which we must incur additional expenses to expand our sales, support, marketing, development, and general and administrative capabilities to grow our business. The largest component of our expenses is personnel costs. Personnel costs consist of salaries, benefits and incentive compensation for our employees, including commissions for sales personnel and stock-based compensation.

Macroeconomic Environment

During 2008 the domestic and international economic environment turned sharply negative, with most developed countries, including the U.S., falling into economic recessions. Credit markets and bank lending contracted suddenly in the third quarter of 2008 making credit generally harder to obtain for most businesses and consumers. Commodity prices declined sharply in the second half of 2008 as demand for commodities decreased. This resulted in a sharp reduction in consumer spending in the second half of 2008. This macroeconomic environment caused the growth trend in corporate spending on IT infrastructure to slow in 2008 and through 2009 continues to be uncertain.

Revenue

Our revenue has grown rapidly since we began shipping products in May 2004, increasing from $2.6 million in 2004 to $333.3 million in 2008. Revenue grew by 41% in 2008 to $333.3 million from $236.4 million in 2007. Revenue grew by 17% in the first nine months of 2009 to $281.2 million from $241.1 million in the first nine months of 2008.

Costs and Expenses

Operating expenses consist of sales and marketing, research and development and general and administrative expenses. Personnel-related costs, including stock-based compensation, are the most significant component of each of these expense categories. As of September 30, 2009 we had 996 employees, which included approximately 60 employees that joined as a result of the Mazu acquisition in the first quarter of 2009, an increase of 22% from the 814 employees at September 30, 2008. The increase in employees is the most significant driver behind the increase in costs and operating expenses. The increase in employees was required to support our increased revenue. The timing of additional hires has affected, and could materially affect, our operating expenses, both in absolute dollars and as a percentage of revenue, in any particular period.

Stock-based Compensation Expense

Stock-based compensation expense and related payroll taxes was $14.0 million and $13.1 million in the three months ended September 30, 2009 and 2008, respectively, and $40.7 million and $38.3 million, in the nine months ended September 30, 2009 and 2008, respectively. We expect to continue to incur significant stock-based compensation expense and anticipate further growth in stock-based compensation expense as our employee base grows because we expect stock-based compensation to continue to play an important part in the overall compensation structure for our employees.

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Stock-based compensation and related payroll taxes:
Cost of product	$120	$54	$330	$131
Cost of support and services	1,121	1,126	3,283	3,476
Sales and marketing	6,285	5,931	18,380	17,912
Research and development	3,627	3,431	10,363	9,950
General and administrative	2,798	2,534	8,393	6,838

Total stock-based compensation expense and related payroll taxes	$13,951	$13,076	$40,749	$38,307

Acquisition of Mazu

On February 19, 2009, we acquired Mazu Networks, Inc. We made an initial payment totaling $23.1 million in cash; and potentially will make additional payments totaling up to $22.0 million in cash based on achievement of certain bookings targets for the one-year period from April 1, 2009 through March 31, 2010. The fair value of the acquisition-related contingent consideration to be distributed directly to shareholders, originally estimated at the acquisition date at $9.9 million, discounted at 13%, was included in the purchase price of Mazu. As of September 30, 2009, the estimated fair value of the contingent consideration recognized as a result of the acquisition of Mazu was reduced to $4.1 million, due to a reduction in management’s estimate of the probability-weighted bookings, discounted at 13%. Any subsequent change in the estimated fair value of the acquisition-related contingent consideration will also be recognized in earnings in the period of the change in estimate. The change in the estimated fair value of the acquisition-related contingent consideration resulted in a net gain of $3.0 million and $5.8 million for the three and nine months ended September 30, 2009, respectively. The estimated fair value of the acquisition-related contingent consideration to be paid to former employees of Mazu is considered compensatory and will be recognized over the service period from February 19, 2009 to March 31, 2010. During the three months ended September 30, 2009, the acquisition-related compensation expense was offset by the reduction in the estimated fair value of the acquisition-related contingent consideration. We recognized $0.9 million of acquisition-related compensation expense in the nine month periods ended September 30, 2009.

The results of operations of Mazu are included in our consolidated results for the period subsequent to the acquisition date of February 19, 2009. In the three months ended September 30, 2009, we recognized $1.7 million in revenue from Mazu products and services, recorded $4.1 million in operating expenses, which includes the costs of assuming 60 former Mazu employees. In the nine months ended September 30, 2009, we recognized $4.6 million in revenue from Mazu products and services and recorded $9.8 million in operating expenses.

The following table summarizes the amortization of intangibles recognized in the three and nine months ended September 30, 2009:

(in thousands)	Three months ended September 30, 2009	Nine months ended September 30, 2009
Cost of product	$740	$1,806
Sales and marketing	455	$1,110

Total amortization of intangibles	$1,195	$2,916

The following table summarizes the acquisition-related contingent consideration to be paid to the former Mazu employees recognized in operating expenses, and the acquisition-related costs for the three and nine months ended September 30, 2009:

(in thousands)	Three months ended September 30, 2009	Nine months ended September 30, 2009
Sales and marketing	$2	$358
Research and development	2	316
General and administrative	—	197

Total other acquisition-related compensation costs	4	871

Acquisition-related costs (credits)	(3,008)	(4,447)

Total	$(3,004)	$(3,576)

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

The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following: revenue recognition, stock-based compensation, accounting for business combinations, accounting for income taxes, inventory valuation and allowances for doubtful accounts. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended December 31, 2008 for a more complete discussion of our critical accounting policies and estimates. Our critical accounting policies have been discussed with the Audit Committee of the Board of Directors. We believe there have been no material changes to our critical accounting policies and estimates during the three and nine months ended September 30, 2009, compared to those discussed in our Form 10-K for the year ended December 31, 2008, except as discussed below.

Business Combinations

In our business combinations, we are required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. The purchase price allocation process requires management to make significant estimates and assumptions, especially at acquisition date with respect to intangible assets, estimated contingent consideration payments and pre-acquisition contingencies.

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

Results of Operations

Revenue

We derive our revenue from sales of our appliances and software licenses and from support and services. Product revenue typically recognized upon shipment. Support obligations include technical assistance, unspecified software license updates and defective hardware replacement. Support revenue is recognized ratably over the contractual period, which is typically one year. Service revenue includes professional services and training, which to date has not been significant, and is recognized as the services are performed.

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2009	2008	2009	2008
Total Revenue	$102,049	$86,547	$281,247	$241,121
Total Revenue by Type:
Product	$69,543	$65,238	$190,322	$185,574
Support and services	$32,506	$21,309	$90,925	$55,547
% Revenue by Type:
Product	68%	75%	68%	77%
Support and services	32%	25%	32%	23%
Total Revenue by Geography:
United States	$58,264	$54,289	$156,208	$142,386
Europe, Middle East and Africa	$25,747	$20,476	$75,019	$59,369
Rest of the World	$18,038	$11,782	$50,020	$39,366
% Revenue by Geography:
United States	57%	63%	56%	59%
Europe, Middle East and Africa	25%	24%	27%	25%
Rest of the World	18%	13%	17%	16%
Total Revenue by Sales Channel:
Direct	$6,640	$5,649	$22,637	$21,003
Indirect	$95,409	$80,898	$258,610	$220,118
% Revenue by Sales Channel:
Direct	7%	7%	8%	9%
Indirect	93%	93%	92%	91%

Quarter Ended September 30, 2009 Compared to the Quarter Ended September 30, 2008: Product revenue increased by 7% in the three months ended September 30, 2009 as compared to the three months ended September 30, 2008 due primarily to an increase in unit volume. Service revenue increased by 53% in the quarter ended September 30, 2009 as compared to the same quarterly period in the prior year. Substantially all of our customers purchase support when they purchase our products. The increase in support and services revenue on an absolute basis and as a percentage of total revenues is a result of increased product and first year support sales combined with the continued sales focus on increasing the renewal rate of support contracts by existing customers. As our customer base grows, we expect the proportion of revenue generated from support and services to increase.

In the three months ended September 30, 2009, we derived 93% of our revenue from indirect channels. We expect indirect channel revenue to continue to be a significant portion of our revenue.

We generated 43% of our revenue from international locations in the three months ended September 30, 2009 compared to 37% in the three months ended September 30, 2008. We continue to expand into international locations and introduce our products in new markets and expect international revenue to increase in dollar amount over time.

Nine Months Ended September 30, 2009 Compared to the Nine Months Ended September 30, 2008: Product revenue increased by 3% in the nine months ended September 30, 2009 over the same prior year period due primarily to an increase in unit volume.

Support and services revenue increased in the nine months ended September 30, 2009 by 64% over the same period in the prior year as a result of our continued focus on increasing the rate of support renewal contracts.

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

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2009	2008	2009	2008
Revenue:
Product	$69,543	$65,238	$190,322	$185,574
Support and services	32,506	21,309	90,925	55,547

Total revenue	102,049	86,547	281,247	241,121

Cost of revenue:
Cost of product	14,982	16,653	43,776	45,153
Cost of support and services	9,410	7,174	27,385	20,151

Total cost of revenue	24,392	23,827	71,161	65,304

Gross profit	$77,657	$62,720	$210,086	$175,817

Gross margin for product	78%	74%	77%	76%
Gross margin for support and services	71%	66%	70%	64%
Total gross margin	76%	72%	75%	73%

Quarter Ended September 30, 2009 Compared to the Quarter Ended September 30, 2008: Cost of product decreased primarily due to lower product costs of $0.8 million from a change of product mix towards the 50 series models, lower shipping costs of $0.2 million, and lower write-downs of inventory of $2.7 million, partially offset by higher unit sales volume, higher manufacturing overhead from higher personnel costs of $0.5 million, increased costs due to royalty arrangements of $0.7 million, and amortization of intangible assets of $0.7 million. Product gross margins increased as lower inventory write-downs and favorable product mix more than offset the increases in manufacturing overhead, royalty arrangements and amortization of intangible assets.

Cost of support and services increased, as we added technical support headcount domestically and abroad to support our growing customer base. Technical support and services headcount was 130 employees as of September 30, 2009 compared to 100 employees as of September 30, 2008. Support and services gross margins increased as new service contracts and service contract renewals more than offset the costs related to increased technical support headcount.

Nine Months Ended September 30, 2009 Compared to the Nine Months Ended September 30, 2008: Cost of product decreased primarily due to lower product costs of $3.1 million from a change of product mix towards the 50 series models and lower write-downs of inventory of $1.2 million, partially offset by increased amortization of intangible assets of $1.8 million, and higher manufacturing overhead from higher personnel costs of $1.5 million. Product gross margins increased as lower inventory write-downs and favorable product mix more than offset the increases in manufacturing overhead and amortization of intangible assets.

Cost of support and services increased, as we added technical support headcount domestically and abroad to support our growing customer base. Support and services gross margins increased as a result of revenues increasing at a higher rate than support and services costs associated with increased headcount.

Sales and Marketing Expenses

Sales and marketing expenses primarily include personnel costs, sales commissions, marketing programs and facilities costs.

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2009	2008	2009	2008
Sales and marketing expenses	$44,192	$34,855	$127,003	$100,992
Percent of total revenue	43%	40%	45%	42%

Quarter Ended September 30, 2009 Compared to the Quarter Ended September 30, 2008: Sales and marketing expenses increased by $9.3 million, or 27%, primarily due to an increase in the number of sales and marketing employees, as sales and marketing headcount grew to 464 employees as of September 30, 2009 from 379 employees as of September 30, 2008, including 31 Mazu employees. The increase in employees resulted in higher salary expense and employee related benefits. Additionally, commission expense increased in the three months ended September 30, 2009 as compared to the three months ended September 30, 2008 due to increased revenue and personnel. Salaries and related benefits, bonuses and commissions accounted for $4.6 million, marketing related activities accounted for $0.8 million, facilities and information technology expenses accounted for $0.9 million, travel and entertainment expenses accounted for $0.6 million, and bad debt expense accounted for $0.3 million of the $9.3 million increase in sales and marketing expenses. Stock-based compensation, which was $6.3 million in the three months ended September 30, 2009 compared to $5.9 million in the three months ended September 30, 2008, accounted for an increase of $0.4 million in sales and marketing expenses. In addition, the third quarter of 2009 includes acquisition-related expenses for the amortization of intangibles of $0.5 million.

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

Nine Months Ended September 30, 2009 Compared to the Nine Months Ended September 30, 2008: The increase in sales and marketing expenses of $26.0 million was primarily due to an increase in the number of sales and marketing employees. The increase in employees resulted in higher salary expense and employee related benefits. Additionally, commission expense increased in the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008 due to the increase in revenue and additional personnel. Salaries and related benefits, bonuses and commissions accounted for $14.6 million, marketing related activities accounted for $3.0 million, facilities and information technology expenses accounted for $1.5 million, outside services expenses accounted for $2.1 million, travel and entertainment expenses accounted for $0.7 million, and bad debt expense accounted for $1.0 million of the $26.0 million increase in sales and marketing expenses. Stock-based compensation, which was $18.2 million in the nine months ended September 30, 2009 compared to $17.9 million in the nine months ended September 30, 2008, accounted for an increase of $0.3 million in sales and marketing expenses. In addition, the nine months ended September 30, 2009 includes acquisition-related expenses for the amortization of intangibles of $1.1 million and compensation expense of $0.4 million related to the acquisition-related contingent consideration to be paid to former employees of Mazu.

Research and Development Expenses

Research and development expenses primarily consist of personnel costs and facilities costs. We expense research and development expenses as incurred.

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2009	2008	2009	2008
Research and development expenses	$17,302	$14,582	$50,368	$43,278
Percent of total revenue	17%	17%	18%	18%

Quarter Ended September 30, 2009 Compared to the Quarter Ended September 30, 2008: Research and development expenses increased by $2.7 million, or 19%, in the three months ended September 30, 2009 compared to the three months ended September 30, 2008 due to an increase in personnel and facility-related costs as a result of research and development headcount increasing to 270 employees as of September 30, 2009 from 234 employees as of September 30, 2008, including 24 Mazu employees. Salaries, bonuses and related benefits accounted for $1.7 million, and facilities-related costs accounted for $0.5 million of the $2.7 million increase in research and development expenses. Stock-based compensation, which was $3.6 million in the three months ended September 30, 2009 compared to $3.4 million in the three months ended September 30, 2008, accounted for $0.2 million of the increase in research and development expenses. We plan to continue to invest in research and development as we develop new products and make further enhancements to existing models.

Nine Months Ended September 30, 2009 Compared to the Nine Months Ended September 30, 2008: Research and development expenses increased by $7.1 million in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 due to an increase in personnel and facility-related costs. Salaries, bonuses and related benefits accounted for $5.1 million, and facilities-related costs accounted for $0.6 million of the $7.1 million increase in research and development expenses. Stock-based compensation, which was $10.3 million in the nine months ended September 30, 2009 compared to $9.9 million in the nine months ended September 30, 2008, accounted for $0.4 million of the increase in research and development expenses. Acquisition-related expenses for the compensation expense related to the acquisition-related contingent consideration to be paid to former employees of Mazu were $0.3 million in the nine months ended September 30, 2009.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation for personnel and facilities costs related to our executive, finance, human resources, information technology and legal organizations, and fees for professional services. Professional services include legal, audit and information technology consulting costs.

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2009	2008	2009	2008
General and administrative expenses	$9,297	$10,419	$27,382	$29,925
Percent of total revenue	9%	12%	10%	12%

Quarter Ended September 30, 2009 Compared to the Quarter Ended September 30, 2008: General and administrative expenses decreased by $1.1 million, or 11%, in the three months ended September 30, 2009 compared to the three months ended September 30, 2008 due to a decrease in legal fees incurred to defend intellectual property (IP) litigation that was settled in the third quarter of 2008, offset by an increase in personnel costs, primarily as a result of headcount increasing to 114 employees as of September 30, 2009 from 95 employees as of September 30, 2008. Of the $1.1 million decrease in general and administrative expenses, legal fees decreased $2.0 million offset by an increase in salaries, bonuses and related benefits of $0.6 million. Legal fees associated with the IP litigation were $2.0 million in the quarter ended September 30, 2008 but no significant fees were incurred in the quarter ended September 30, 2009. Stock-based compensation, which was $2.8 million in the three months ended September 30, 2009 compared to $2.5 million in the three months ended September 30, 2008, accounted for $0.3 million of the offsetting increase in general and administrative expenses.

Nine Months Ended September 30, 2009 Compared to the Nine Months Ended September 30, 2008: The decrease in general and administrative expenses for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 is due to a decrease in legal fees incurred to defend IP litigation that was settled in the third quarter of 2008, offset by an increase in personnel costs. Of the $2.5 million decrease in general and administrative expenses, professional service fees decreased $6.2 million offset by an increase in salaries, bonuses and related benefits of $1.8 million. Professional service fees decreased primarily due to a reduction in legal fees of $5.0 million. Legal fees associated with IP litigation were $4.3 million in the nine months ended September 30, 2008. Tax advisory fees decreased by $0.8 million. Stock-based compensation, which was $8.3 million in the nine months ended September 30, 2009 compared to $6.8 million in the nine months ended September 30, 2008, accounted for approximately $1.5 million of the offsetting increase in general and administrative expenses.

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

The fair value of the acquisition-related contingent consideration to be distributed directly to shareholders, originally estimated at the acquisition date at $9.9 million, discounted at 13%, excluded the fair value estimate of $3.8 million to be paid to former employees of Mazu. As of September 30, 2009, the estimated fair value of the contingent consideration recognized as a result of the acquisition of Mazu was reduced to $4.1 million from our acquisition date estimated fair value of $9.9 million, primarily due to a reduction in the probability-weighted bookings estimate. Any change in the fair value of the acquisition-related contingent consideration subsequent to the acquisition date, including changes from events after the acquisition date, such as changes in our estimate of the bookings targets, will be recognized in earnings in the period the estimated fair value changes.

During the three months ended September 30, 2009, we recorded a gain of $3.0 million related to change in fair value of the acquisition-related contingent consideration to be paid directly to the Mazu shareholders. During the nine months ended September 30, 2009, we recorded a net gain of $4.4 million, including $5.8 million related to change in fair value of the acquisition-related contingent consideration to be paid directly to the Mazu shareholders, partially offset by transaction costs such as legal, accounting, valuation and other professional services of $0.6 million and integration-related costs of $0.8 million.

The following table summarizes the acquisition-related costs, including changes in the estimated fair value of the acquisition-related contingent consideration to be distributed directly to shareholders of Mazu, transaction costs and integration-related costs, recognized in the three and nine months ended September 30, 2009.

(in thousands)	Three months ended September 30, 2009	Nine months ended September 30, 2009
Transaction costs	$—	$595
Severance	—	412
Integration costs	—	364

Change in fair value of acquisition-related contingent consideration	(3,008)	(5,818)

Acquisition-related costs (credits)	$(3,008)	$(4,447)

Quarter Ended September 30, 2009:

As of September 30, 2009, the estimated fair value of the acquisition-related contingent consideration to be distributed directly to shareholders, which was recognized as a result of the acquisition of Mazu was reduced to $4.1 million from our estimated fair value as of June 30, 2009 of $7.1 million, due to a reduction in the probability-weighted bookings estimate. The reduction in our fair value estimate resulted in a net gain of $3.0 million for the period.

Nine Months Ended September 30, 2009:

As of September 30, 2009, the estimated fair value of the acquisition-related contingent consideration to be distributed directly to shareholders, which was recognized as a result of the acquisition of Mazu was reduced to $4.1 million from our acquisition date estimated fair value of $9.9 million, due to a reduction in the probability-weighted bookings estimate. The reduction in our fair value estimate resulted in a net gain of $5.8 million for the period. In addition, in the first quarter of 2009 we incurred transaction costs such as legal, accounting, valuation and other professional services of $0.6 million and integration-related costs of $0.8 million

Other Income, Net

Other income, net consists primarily of interest income and foreign currency exchange losses.

(dollars in thousands)	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Interest income	$413	$1,507	$1,591	$5,440
Other	(272)	(220)	(767)	(381)

Total other income, net	$141	$1,287	$824	$5,059

Quarter Ended September 30, 2009 Compared to the Quarter Ended September 30, 2008: Other income, net, decreased in the three months ended September 30, 2009 due to decreased interest income on cash and marketable securities balances as a result of declining interest rates. Weighted average interest rates applicable to our cash and marketable securities balances decreased to 0.6% in the three months ended September 30, 2009 compared to 2.2% in the three months ended September 30, 2008. Other expense primarily represents foreign exchange losses on foreign currency denominated liabilities. The increase in other expense is a result of the decline of the U.S. dollar relative to other major foreign currencies in the quarter.

Nine Months Ended September 30, 2009 Compared to the Nine Months Ended September 30, 2008: Other income, net, decreased in the nine months ended September 30, 2009 due to decreased interest income on cash and marketable securities balances as a result of declining interest rates. Weighted average interest rates applicable to our cash and marketable securities balances decreased to 0.8% in the nine months ended September 30, 2009 compared to 2.8% in the nine months ended September 30, 2008. Other expense primarily represents foreign exchange losses on foreign currency denominated liabilities. The increase in other expense is a result of the decline of the U.S. dollar relative to other major foreign currencies in the nine months ending September 30, 2009.

Provision for Income Taxes

The provision for income taxes for the three months ended September 30, 2009 and 2008 was $4.5 million, and $5.6 million, respectively, and $4.5 million, and $8.3 million for the nine months ended September 30, 2009 and 2008, respectively. Our income tax provision consists of federal, foreign, and state income taxes. Our effective tax rate was 45.4% and (81.4%) for the three months ended September 30, 2009 and 2008, respectively, and 42.0% and (193.0%) for the nine months ended September 30, 2009 and 2008, respectively.

Our effective tax rate differs from the federal statutory rate due to state taxes and significant permanent differences. Significant permanent differences arise primarily from stock-based compensation expense, research and development (R&D) credits, and certain acquisition related items.

Our effective tax rate for the three and nine months ended September 30, 2009 is higher when compared to the same period in the prior year primarily due to a valuation allowance recorded on our federal and state deferred tax assets in the prior year that is no longer required in the current year and a legal settlement paid in the prior year that resulted in a net loss before taxes.

We expect our effective tax rate in 2009 to fluctuate on a quarterly basis. The effective tax rate could be affected by our stock-based compensation expense, changes in the valuation of our deferred tax assets, changes in actual results versus our estimates, or changes in tax laws, regulations, accounting principles, or interpretations thereof.

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

Liquidity and Capital Resources

	As of September 30,	As of December 31,
(in thousands)	2009	2008
Working capital	$253,777	$254,079
Cash and cash equivalents	$75,709	$95,378
Marketable securities	$221,058	$172,398

	Nine months ended September 30,
(in thousands)	2009	2008
Cash provided by operating activities	$73,399	$60,995
Cash used in investing activities	$(76,589)	$(92,035)
Cash used in financing activities	$(16,814)	$(14,446)

Cash and Cash Equivalents

Cash and cash equivalents consist of money market mutual funds, government sponsored enterprise obligations, treasury bills, commercial paper and other money market securities with remaining maturities at date of purchase of 90 days or less.

Marketable securities consist of government sponsored enterprise obligations, treasury bills and corporate bonds and notes. The fair value of marketable securities is determined as the exit price in the principal market in which we would transact. The fair value of our marketable securities has not materially fluctuated from historical cost. The accumulated unrealized losses on marketable securities recognized in accumulated other comprehensive loss in our stockholders’ equity is $0.1 million. The recent volatility in the credit markets has increased the risk of material fluctuations in the fair value of marketable securities.

Cash and cash equivalents, and marketable securities increased by $29.0 million in the nine month period ended September 30, 2009 to $296.8 million. Cash provided by operating activities of $73.4 million was partially offset by significant cash expenditures in the nine months ended September 30, 2009, including $29.0 million in share repurchases, $20.5 million paid for the acquisition of Mazu, net of cash acquired and $5.0 million used to pay down debt acquired in the acquisition of Mazu.

Pursuant to certain lease agreements and as security for our merchant services agreement with our financial institution, we are required to maintain cash reserves, classified as restricted cash. Current restricted cash totaled $0.1 million at September 30, 2009 and December 31, 2008, and long-term restricted cash totaled $3.5 million at September 30, 2009 and December 31, 2008. Long-term restricted cash is included in other assets in the condensed consolidated balance sheets and consists primarily of funds held as collateral for letters of credit for the security deposit on the leases of our corporate headquarters and is restricted until the end of the lease terms on August 30, 2010 and July 31, 2014.

We have significant international sales costs and derive approximately 44% of our revenues outside the U.S. Our sales contracts are principally denominated in United States dollars and therefore changes in foreign exchange rates have not affected our cash flows from operations. As we fund our international operations, our cash and cash equivalents are affected by changes in exchange rates. To date, the foreign currency effect on our cash and cash equivalents has not been material.

Cash Flows from Operating Activities

Our largest source of operating cash flows is cash collections from our customers. Our primary uses of cash from operating activities are for personnel related expenditures, product costs, outside services, and rent payments. Our cash flows from operating activities will continue to be affected principally by the extent to which we grow our revenue and spend on hiring personnel in order to grow our business. The timing of hiring sales personnel in particular affects cash flows as there is a lag between the hiring of sales personnel and the generation of revenue and cash flows from sales personnel. In addition, operating cash flows for the nine months ended September 30, 2009 includes the change in acquisition-related contingent consideration of $4.9 million.

Cash provided by operating activities increased to $73.4 million in the nine months ended September 30, 2009, compared to $61.0 million in the nine months ended September 30, 2008. An increase in net income increased cash flow from operations by $18.8 million, offset by an increase in deferred tax assets which decreased cash flow from operations by $10.0 million. Cash flow from operations includes significant non-cash operating items including stock-based compensation of $40.4 million and $38.2 million in the nine months ended September 30, 2009 and 2008, respectively, and depreciation and amortization of $10.4 million and $5.7 million in the nine months ended September 30, 2009 and 2008, respectively.

Cash Flows from Investing Activities

Cash flows used in investing activities primarily relate to investments in marketable securities, acquisitions and capital expenditures to support our growth.

Cash used in investing activities decreased in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 primarily due to lower purchases of marketable securities and capital expenditures, partially offset by $20.5 million paid for the acquisition of Mazu, net of cash and cash equivalents acquired of $2.6 million.

Cash Flows from Financing Activities

Cash used in financing activities was $16.8 million and $14.4 million in the nine months ended September 30, 2009 and 2008, respectively. Cash used for repurchases of common stock was $29.0 million in the nine months ended September 30, 2009 compared to $25.0 million in the nine months ended September 30, 2008; cash provided from the exercise of stock options was $15.5 million and $9.1 million in the nine months ended September 30, 2009 and 2008 respectively; and cash used to pay down the debt acquired in the acquisition of Mazu was $5.0 million in the nine months ended September 30, 2009.

On April 21, 2008, our Board of Directors authorized a Share Repurchase Program, which authorizes us to repurchase up to $100.0 million of our outstanding common stock during a period not to exceed 24 months from the Board authorization date. The Program does not require us to purchase a minimum number of shares, and may be suspended, modified or discontinued at any time. During the nine month period ended September 30, 2009, we repurchased 1,954,613 shares of common stock under this Program for an aggregate purchase price of $29.0 million, or an average of $14.84 per share. The maximum dollar value of shares of common stock that remain available for purchase under the Program is $21.0 million. The timing and amounts of these repurchases were based on market conditions and other factors including price, regulatory requirements and capital availability. The share repurchases were financed by available cash balances and cash from operations.

We believe that our net proceeds from operations, together with our cash and marketable securities balance at September 30, 2009, will be sufficient to fund our projected operating requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of expansion into new territories, the timing of introductions of new products and enhancements to existing products, and the continuing market acceptance of our products. We may enter into arrangements for potential investments in, or acquisitions of, complementary businesses, services or technologies, which also could require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Contractual Obligations

The following is a summary of our contractual obligations as of September 30, 2009:

	Total	Remaining three months of 2009	2010	2011	2012	2013 and beyond
	(in thousands)
Contractual Obligations
Operating leases	$31,846	$1,988	$6,644	$7,774	$6,726	$8,714
Purchase obligations (1)	$15,286	15,059	149	70	8	—
Acquisition-related contingent consideration	$4,962	—	4,962	—	—	—

Total contractual obligations	$52,094	$17,047	$11,755	$7,844	$6,734	$8,714

(1)	Represents amounts associated with agreements that are enforceable, legally binding and specify terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of payment. Obligations under contracts that we can cancel without a significant penalty are not included in the table above.

Off-Balance Sheet Arrangements

At September 30, 2009 and December 31, 2008, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Other

At September 30, 2009 and December 31, 2008, we did not have commercial commitments under lines of credit, standby repurchase obligations or other such debt arrangements.

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

Interest Rate Sensitivity

We had unrestricted cash and cash equivalents totaling $75.7 million and $95.4 million at September, 2009 and December 31, 2008, respectively. Cash and cash equivalents, which are held for working capital purposes, include highly liquid investments with a maturity of ninety days or less at the time of purchase. Cash equivalents consist primarily of money market mutual funds, government sponsored enterprise obligations, treasury bills, and other money market securities.

In addition, we had marketable securities totaling $221.1 million and $172.4 million at September 30, 2009 and December 31, 2008, respectively. Marketable securities consist of government-sponsored enterprise obligations, treasury bills, FDIC-backed certificates of deposit and corporate bonds and notes.

We do not enter into investments for trading or speculative purposes. Due to the high investment quality and relative short duration of these investments, we do not believe that we have any material exposure to changes in the fair market value as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income. The recent volatility in the credit markets has caused a macro shift in investments into highly liquid short-term investments such as U.S. Treasury bills. This has caused a significant decline in short-term interest rates, which we expect will reduce future investment income. In addition, the volatility in the credit markets increases the risk of write-downs of investments to fair market value.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2009, the end of the period covered by this quarterly report on Form 10-Q. This controls evaluation was done under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

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

Based upon the controls evaluation, our CEO and CFO have concluded that as of September 30, 2009, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission and to ensure that material information relating to us and our consolidated subsidiaries is made known to management, including the CEO and CFO.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the third quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in

Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting means a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

•	volatility in our stock price, which may lead to higher stock compensation expenses;

•	our estimates of the fair value of acquisition-related contingent consideration may change significantly and could have a material effect on earnings; and

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

We expect our gross margins to vary over time and our recent level of product gross margin may not be sustainable. In addition, our product gross margins may be adversely affected by our introductions of new products.

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

We are dependent on various information technology systems, and failures of or interruptions to those systems could harm our business.

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

The timing of our revenue is difficult to predict. Our sales efforts involve educating our customers about the use and benefit of our products, including their technical capabilities and potential cost savings to an organization. Customers typically undertake a significant evaluation process that has in the past resulted in a lengthy sales cycle, in some cases over twelve months. Also, as our channel model distribution strategy evolves, utilizing value-added resellers, distributors, systems integrators and service providers, the level of variability in the length of sales cycle across transactions may increase and make it more difficult to predict the timing of many of our sales transactions. We spend substantial time, effort and money in our sales efforts without any assurance that our efforts will produce any sales. Even after making the decision to purchase, customers may deploy our products slowly and deliberately. In addition, product purchases are frequently and increasingly subject to budget constraints, multiple approvals, and unplanned administrative, processing and other delays. Beginning in early 2008 and continuing through the third quarter of 2009, product purchases have in some instances been delayed by the volatile U.S. and global economic environment, which has introduced additional risk into our ability to accurately forecast sales in a particular quarter. If sales expected from a specific customer for a particular quarter are not realized in that quarter or at all, revenue will be harmed and we may miss our stated guidance for that period.

Our international sales and operations subject us to additional risks that may harm our operating results.

In the third quarter of 2009, we derived approximately 43% of our revenue from customers outside the U.S. We have personnel in numerous countries worldwide. We expect to continue to add personnel in additional countries. Our international sales and operations subject us to a variety of risks, including:

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

Developing our products is expensive, and the investment in product development may involve a long payback cycle or may not generate additional revenue at all. In the third quarter of 2009, our research and development expenses were $17.3 million, or approximately 17% of our total revenue. Our future plans include significant investments in research and development and related product opportunities. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. These investments may take several years to generate positive returns, if ever.

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

Changes in Financial Accounting Standards may cause adverse unexpected revenue fluctuations and affect our reported results of operations.

A change in accounting policies can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New pronouncements and varying interpretations of existing pronouncements have occurred with frequency and may occur in the future. Changes to existing rules, or changes to the interpretations of existing rules could lead to changes in our accounting practices, and such changes could adversely affect our reported financial results or the way we conduct our business. In particular, in September 2009, the Financial Accounting Standards Board issued statements that change the way companies are required to account for revenue under multiple deliverable arrangements in their income statements. We plan to early adopt this statement in the first quarter of fiscal 2010.

One new standard changes the scope of ASC 985-605, Software Revenue Recognition (formerly SOP 97-2) and excludes certain products that were previously included in the scope. We expect that substantially all of our products will be considered non-software deliverables and excluded from the scope of ASC 985-605. The implementation of this new accounting standard may cause significant fluctuations in our reported revenue and may make forecasting revenue more difficult causing significant variances between our forecasted results and actual results. These new regulations frequently require significant judgments in their application, and are subject to numerous subsequent clarifications and interpretations, some of which may require changes in the way we recognize revenue and may require restatement of prior period revenue and results, either of which could adversely affect our reported results.

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

The trading prices of the securities of technology companies have been highly volatile. Further, our common stock has a limited trading history. Since our initial public offering in September 2006 through September 30, 2009, our stock price has fluctuated from a low of $7.10 to a high of $52.81. The market price of our common stock has at times reflected a higher multiple of expected future earnings than many other companies. As a result, even small changes in investor expectations regarding our future growth and earnings, whether as a result of actual or rumored financial or operating results, changes in the mix of products and services sold, acquisitions, industry changes, or other factors, could result in, and have in the past resulted in, significant fluctuations in the market price of our common stock.

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

As of September 30, 2009, our directors and executive officers and their affiliates beneficially owned, in the aggregate, approximately 15.2% of our outstanding common stock. As a result, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit your ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

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

The following table summarizes the stock repurchase activity for the three months ended September 30, 2009 and the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (2)
July 1, 2009 – July 31, 2009	—	$—	—	$33,225,000
August 1, 2009 – August 31, 2009	478,076	19.74	478,076	23,789,000
September 1, 2009 – September 30, 2009	143,832	19.28	143,832	21,016,000

Total	621,908	$19.63	621,908	$21,016,000

(1)	On April 21, 2008, our Board of Directors authorized a Share Repurchase Program, which authorizes us to repurchase up to $100.0 million of our outstanding common stock during a period not to exceed 24 months from the Board authorization date.
(2)	During the third quarter of 2009, we repurchased 621,908 shares of common stock under this Program for an aggregate purchase price of approximately $12.2 million, or an average of $19.63 per share. These shares were purchased in open market transactions. The timing and amounts of these purchases were based on market conditions and other factors including price, regulatory requirements and capital availability. The share repurchases were financed by available cash balances and cash from operations.

Item 6.	Exhibits

Exhibit No.	Description

3.1	Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws. (2)

4.1	Form of Common Stock Certificate. (1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Dated: October 30, 2009

RIVERBED TECHNOLOGY, INC.

By:	/s/ JERRY M. KENNELLY
Jerry M. Kennelly
President and Chief Executive Officer

Dated: October 30, 2009

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