Form 10-K
period 2009-12-31
Riverbed Technology, Inc.
filed 2010-02-12
CIK 1357326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File Required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2009, the last business day of our most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates was $1,181,802,078 based on the number of shares held by non-affiliates of the registrant as of June 30, 2009, and based on the reported last sale price of common stock on June 30, 2009. This calculation does not reflect a determination that persons are affiliates for any other purposes.

Number of shares of common stock outstanding as of February 2, 2010: 70,175,830.

Documents Incorporated by Reference: Portions of the registrant’s proxy statement relating to its 2010 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

RIVERBED TECHNOLOGY, INC.

YEAR ENDED DECEMBER 31, 2009

ANNUAL REPORT ON FORM 10-K

Part I

Item 1.	Business

Overview

Riverbed® has developed innovative and comprehensive solutions to the fundamental problems associated with IT performance across wide area networks (WANs). Historically, computing across WANs has been plagued by poor performance, IT complexity and high cost. Our IT performance products allow organizations to understand the total performance picture; to optimize the yield from their WAN, storage infrastructure and applications; and to consolidate their IT infrastructure in the private cloud, public cloud and at the branch office. Riverbed’s complete family of performance products includes solutions for branch offices, mobile workers, private data centers, private clouds and cloud computing.

Our flagship Steelhead® products enable our customers to improve the performance of their applications and access to their data across WANs, typically increasing transmission speeds by 5 to 50 times and in some cases by up to 100 times. In 2009, with the acquisition of Mazu Networks, Inc. (Mazu), Riverbed added its Cascade® product line, which allows organizations to better assess, accelerate and adapt network performance. The combination of our Steelhead and Cascade products allows organizations to optimize their IT infrastructure to get the maximum ROI from network, storage and application investments.

The IT performance delivered by Riverbed solutions allows organizations to implement key initiatives, including:

•	Backup and disaster recovery over the WAN

•	Collaboration between distributed offices and employees

•	Performance management across the WAN

•	Virtualization

•	Cloud computing

•	Application performance across the WAN

•	Consolidation of remote office and data center IT

Our goal is to establish our solutions as the preeminent performance and efficiency standard for organizations relying on wide-area distributed computing. We believe our products and services can provide significant benefits in millions of locations worldwide.

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

We were founded in May 2002. Prior to the first commercial shipments of our products in May 2004, our activities were primarily focused on research and development of a comprehensive WAN optimization solution for organizations relying on wide-area distributed computing, development of a customer and partner support program to support our product offerings and the hiring of the personnel needed to sell, market and support our products and services. Since that time, our products have been sold to more than 7,300 customers worldwide, from large global organizations with hundreds or thousands of locations to smaller organizations. We sell our products and support to end users directly through our sales force and indirectly through channel partners, including value-added distributors (VADs), value-added resellers (VARs), systems integrators and service providers. We operate internationally primarily through a number of wholly owned subsidiaries that are designed primarily to support our sales, marketing and support activities outside the U.S.

We have achieved broad industry recognition for our innovative technology. For five consecutive years, InfoWorld named Riverbed Steelhead appliances as a Product of the Year. For the last three years (2007-2009) and since the inception of the report, Gartner has positioned Riverbed in the Leaders’ Quadrant in the “WAN Optimization Controller (WOC) Magic Quadrant,” which positions vendors in one of four quadrants based on the companies’ vision and ability to execute on that vision. Riverbed’s WAN optimization solutions have received industry recognition from Forrester Research, IDC, NetworkWorld, The Wall Street Journal, eWeek, Storage Magazine, Network Computing and Byte & Switch, among others.

In February 2009, we acquired Mazu, for approximately $25 million in cash, with an additional possible payment of up to $22.0 million in cash to be made based on achievement of certain bookings targets in a defined twelve-month period following the closing. Mazu helps organizations manage, secure and optimize the availability and performance of global applications. The acquisition allows us to meet enterprise and service provider customer demands by extending our suite of WAN optimization products to include global application performance, reporting and analytics.

Industry Background

We believe there are at least several million remote offices of companies based within and outside the U.S. Many of these locations represent potential sites for our products.

The WAN optimization market provides global access to data and applications across WANs with local area network (LAN)-like performance. The WAN optimization market is large and growing. The key drivers of demand in this market are the increasingly geographically distributed nature of organizations and employees, the growing business dependence on application performance and real-time access to data, the increasing desirability of IT infrastructure consolidation in order to achieve compelling cost reductions or organizational efficiencies, and management and data protection benefits.

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

Despite these benefits, many organizations have foregone or delayed consolidation projects because of network performance and manageability problems.

Wide-Area Distributed Computing Challenges

Technological advances in computing, networking, semiconductor and storage technologies have improved users’ ability to access data and use applications rapidly across their LANs and store enormous amounts of information economically. However, these same applications and storage technologies, which were often designed to operate optimally on LANs, perform slowly across WANs and frequently exhibit the following performance challenges:

•	delays in accessing, saving and transferring files;

•	slow execution of critical software application functions;

•	incomplete or inconsistent back-up and recovery of sensitive data;

•	loss of worker productivity and increased end-user frustration; and

•	limited visibility into performance and security metrics at remote locations.

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

In addition to their limited application, these point products often involve deployment and operational complexities that cause network disruption, inefficiency, and difficulties scaling to large numbers of locations. They may often require server or client re-configuration, or complex pre-installation configuration that demands significant amounts of time from IT personnel. They often do not incorporate the network assessment capabilities that IT organizations need in order to identify the source of performance problems.

Over time, point product vendors have attempted to incorporate additional functionality to solve for their limitations. These legacy approaches with additional layers of features often suffer from the same underlying issues as their legacy underpinnings: insufficient performance improvement over a broad spectrum of data networking traffic, scaling difficulties, and deployment and operational complexity.

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

The Riverbed Solution

We have developed an innovative and comprehensive solution that broadly addresses the inter-related root causes of poor performance of wide-area distributed computing: latency and protocol chattiness, and bandwidth limitations. By simultaneously addressing these causes, we are able to improve significantly the performance of applications and access to data across WANs and enable the consolidation of costly IT infrastructure. Our WAN optimization solution consists of the Riverbed Optimization System (RiOS®), our proprietary software that is embedded on a purpose-built hardware computing platform to form our Steelhead appliances. We also embed RiOS in our Steelhead Mobile software designed for use on mobile worker laptop computers or desktop computers in locations with very few employees. Our Cascade software adds network and application visibility, giving our customers a closed-loop process for continuously assessing, accelerating and adapting network performance.

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

When combined, these key technologies allow us to deliver significant benefits to our customers, including the ability to:

•

Accelerate performance of applications and access to data over the WAN — Our solution enables our customers to recognize dramatic increases in performance of applications and access to data across a WAN, typically increasing transmission speeds by five to 50 times and in some cases by up to 100 times. Benefits include increased employee productivity, more efficient collaboration of globally distributed workgroups and more consistent rollout and adoption of enterprise applications;

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

•

Improve productivity and reduce frustration for IT managers and end-users — Our solution allows users in sites linked by a WAN to collaborate and share files and other data without the delays normally caused by WANs. Additional benefits include faster development cycles, better data synchronization, lower error rates and more flexibility with respect to staffing and personnel coordination; and

•

Continuously assess network and application performance — Our solution collects performance information from devices across the WAN, at both optimized and non-optimized sites, and gives operators early warning about any application performance problems.

Our products are designed to be easily and transparently deployed into our customers’ networks. Our products are also designed to be easily managed with scalability across networks of all sizes, and to address the wide-area distributed computing needs of every major industry.

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

•

Enhance and extend our product line — We plan to introduce enhancements to our product capabilities in order to address our customers’ size and application requirements. We also plan to introduce new products to extend our market and utilize our technology platform to extend our capabilities;

•

Extend our technology partner ecosystem — We plan to enhance our product capabilities via integration of partner technologies, in particular by increasing the selection of third party applications on the Riverbed Services Platform (RSP);

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

Products

Our Steelhead appliances consist of our RiOS proprietary software that is embedded on a purpose-built hardware computing platform. We sell different Steelhead appliances to address the needs of customers ranging from small office deployments to large headquarters and datacenter locations. The U.S. list prices for our 14 different Steelhead appliances currently range from $3,495 to $129,995.

In addition to the functionality described for RiOS, all Steelhead appliances now support the RSP, a virtualized environment within Steelhead appliances upon which third party applications can be installed. RSP benefits customers by further enabling branch office IT consolidation; applications or services that require local deployment (for example, print services that must remain functional in the event of a WAN outage) can be deployed on the already installed Steelhead appliance, which enables the decommissioning of a dedicated print server in the branch.

In December 2009, we introduced the latest implementation of RSP in conjunction with version 6.0 of RiOS. RSP runs within the Steelhead appliances, and now supports up to five third-party applications or services, including Microsoft Windows Server, print server, DNS/DHCP, security, video and selected other packages. Over time we expect additional products and services to become available for installation on RSP. The U.S. list prices of our RSP kits currently range from $1,590 to $3,985 and include the software license and memory.

Our Central Management Console (CMC) is an optional product designed to centrally manage many Steelhead appliances distributed across a WAN, simplifying the tasks of deploying, configuring, monitoring, reporting and upgrading large numbers of Steelhead appliances (one CMC can manage up to 500 Steelhead appliances). In 2009, we introduced the Central Management Console-Virtual Edition (CMC-VE), which is a virtualized version of the CMC. The U.S. list prices of our CMC appliances and CMC-VE currently range from $4,995 to $49,995.

Our Interceptor® is a complementary product designed to enable flexible and scalable deployment of a cluster of Steelhead appliances in complex, high-traffic data center environments without requiring complex network reconfiguration, making the deployment of a Riverbed-based solution simpler, faster and more scalable than alternatives. The U.S. list price of our Interceptor appliance is currently $34,995.

Steelhead Mobile is a software-only version of RiOS designed to run on Windows® laptop or desktop machines. Steelhead Mobile has the same architecture as Steelhead appliances, with Data, Transport and Application Streamlining. A purchase of the Steelhead Mobile Controller (SMC) is required when purchasing Steelhead Mobile, as is at least one Steelhead appliance, which is typically deployed in the data center. The SMC includes a license for up to thirty (30) concurrent licenses for Steelhead Mobile software. The SMC handles the licensing and the distribution of Steelhead Mobile software packages. Each SMC has the capacity to manage up to 2,000 concurrent Steelhead Mobile users. Customers may purchase additional concurrent licenses as needed above the default 30 that come with the SMC. The base list price of our SMC is currently $12,995. In 2009, we introduced the Steelhead Mobile Controller-Virtual Edition (SMC-VE), which is a virtualized version of the SMC. The base list price of our SMC-VE is currently $5,995.

Cascade appliances help organizations manage, secure and optimize the availability and performance of global applications. The Cascade appliances allow us to meet enterprise and service provider customer demands by extending our suite of WAN optimization products to include global application performance, reporting and analytics. The U.S. list prices of our Cascade appliances currently range from $36,995 to $185,000.

In addition to accelerating the performance of applications across the WAN, Steelhead and CMC products utilize our Management Streamlining technology to simplify deployment, configuration, management and ongoing maintenance, thereby lowering the total cost of ownership of our products. Management Streamlining offers the following benefits:

•

Ease of deployment — Our products are designed to be more easily and seamlessly integrated into networks than alternative approaches, with full support for most existing routing and networking configurations. Steelhead products can automatically detect each other within an organization’s WAN and can be automatically configured across WAN links to begin optimizing data without the need to manually set up complicated appliance-to-appliance network tunnels; and

•

Simplified management — Our products simplify remote-site appliance management by enabling remote configuration, management and updating of Steelhead products. In addition, our products provide performance reporting capabilities necessary to deliver relevant performance information to centralized IT resources.

Technology

The Riverbed Optimization System (RiOS) is our proprietary software platform that provides the core intelligence and essential functionality for our Steelhead products. To achieve performance improvements across a broad range of applications, RiOS integrates four key sets of technologies: Data Streamlining, Transport Streamlining, Application Streamlining and Management Streamlining.

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

We also enhance TCP performance by reducing the time associated with creating new TCP connections (especially for small, short-lived transfers), adapting transfer parameters based on real-time network characteristics and assigning priority for necessary packet resends due to packet loss. A component of Transport Streamlining, High Speed TCP, also addresses the TCP chattiness and latency that is particularly pronounced in high speed connections (for example, OC-12 (622 Mbps)). Another component of transport streamlining, MXTCP, is designed to address private networks with packet loss.

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

While most important business applications that run over TCP immediately benefit from Data Streamlining and Transport Streamlining, Application Streamlining enables us to add additional acceleration for specific applications. We have built specific Application Streamlining modules that support file, e-mail, web, ERP, database application, and thin client protocols (CIFS, MAPI, HTTP, Oracle Forms, SSL, Lotus Notes, NFS and MS-SQL, Citrix, and others). We have also built special modules to address protocol inefficiencies for common storage back-up and replication applications. We believe these applications are especially inefficient in wide-area distributed computing. We have designed our architecture to enable additional Application Streamlining modules to be incorporated easily over time.

Management Streamlining

Management Streamlining allows for simplified implementation and administration of our Steelhead products. Unlike alternative approaches, which usually require changes to clients, servers, routers and switches or the addition of an overlay network of tunnels, Steelhead products are designed to be transparently installed in existing IT infrastructure with minimal administration. The auto-discovery capabilities of RiOS allow our Steelhead products to identify automatically all Steelhead products on the WAN, typically without a need to reconfigure any network infrastructure. Our products automatically intercept WAN traffic without any further configuration requirements to applications, clients or other network infrastructure, while allowing non-optimized traffic to simply pass through.

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

Collection of Performance Data

Our Cascade software collects performance data from sources across the network, including switches, routers and WAN optimization devices. This includes flow records, layer 7 application data, and data about optimized links. All information is collected without any server-side agents or modifications to corporate applications.

Performance Metrics and Behavioral Analytics

Cascade presents the information collected from the network as a collection of useful metrics on application and network performance. It feeds these metrics into a behavioral analytics model, which learns the typical performance of applications and alerts an operator whenever performance deviates in a meaningful way from its learned “normal”.

Discovery and Dependency Mapping

Discovery and dependency mapping allows operators involved with performance troubleshooting, as well as IT consolidation initiatives, to rapidly understand all the components and associated interdependencies that are necessary for the delivery of an application to an end user.

Customers

Our products have been sold to over 7,300 customers worldwide in every major industry, including manufacturing, finance, technology, government, architecture, engineering and construction, professional services, utilities, healthcare and pharmaceuticals, media and retail. Our products are deployed in a wide range of organizations, from large global organizations with hundreds or thousands of locations to smaller organizations with few locations. During the years ended December 31, 2009, 2008 and 2007, no single customer accounted for 10% or more of our consolidated revenue.

Sales and Marketing

We sell our products and support through channel partners and our field sales force:

•

Channel partners — We have over 1,300 channel partners worldwide, primarily VARs, VADs, service providers and systems integrators. These partners help market and sell our products to a broad array of organizations and allow us to leverage our field sales force; and

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

Support and Services

We offer tiered customer support programs depending upon the service needs of our customers’ deployments. Support contracts provide customers the right to receive unspecified software product upgrades and maintenance releases issued when and if available during the support period. Product support includes internet access to technical content, as well as telephone, internet and email access to technical support personnel. Support contracts typically have a one-year term. We have support centers in New York, the San Francisco Bay Area, Amsterdam, London, Singapore, Sydney and Tokyo, which enable us to respond at all times. As we expand internationally, we plan to continue to hire additional technical support personnel to service our growing international customer base.

Primary product support for customers of our channel partners is often provided by the partners themselves and we provide back-up support.

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

Research and development expenses were $69.2 million, $58.7 million, and $39.7 million in 2009, 2008, and 2007, respectively.

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

Our primary competitors include Cisco Systems, Blue Coat Systems, Juniper Networks, Citrix Systems and F5 Networks. We also face competition from a large number of smaller private companies and new market entrants.

We believe that we compete favorably in each of the sub-segments of WAN optimization in addition to being the only provider of a comprehensive WAN optimization solution. As we have a purpose-built architecture, compared to many vendors’ attempts to combine separate technology elements, we believe we have a significant advantage in performance, ease-of-use, and ability to scale to large numbers of locations and employees.

Intellectual Property

Our success as a company depends upon our ability to protect our core technology and intellectual property. To accomplish this, we rely on a combination of intellectual property rights, including patents, trade secrets, copyrights and trademarks, as well as customary contractual protections.

Our worldwide patent portfolio includes nineteen U.S. patents; one European patent with effect in France, Germany, the United Kingdom and Hong Kong; two Republic of India patents; and one People’s Republic of China patent. Patents generally have a term of twenty years from their priority date, which is generally either the date they were initially filed or the filing date of the earliest patent from which priority is claimed. Our issued patents will expire in 2020 through 2026. U.S. patent filings are intended to provide the holder with a right to exclude others from making, using, selling or importing in the U.S. the inventions covered by the claims of granted patents. We have U.S. provisional and non-provisional patent applications pending, as well as counterparts pending in other jurisdictions around the world. We do not know whether any of our pending patent applications will result in the issuance of patents or whether the examination process will require us to narrow our claims. Our granted patents, and to the extent any future patents are issued, any such future patents may be contested, circumvented or invalidated over the course of our business, and we may not be able to prevent third parties from infringing these patents. In addition, the laws of certain countries do not protect our proprietary rights to the same extent as do the laws in the U.S. Therefore, the exact effect of having a patent cannot be predicted with certainty.

Our registered trademarks in the U.S. are Riverbed, Steelhead, Riverbed (stylized), RiOS, Think Fast, Cascade and Interceptor. Our registered trademarks in Japan are Riverbed, Steelhead, Riverbed (stylized) and Think Fast. Our registered trademarks in the European Community are Riverbed, Steelhead, Riverbed (stylized) and Think Fast. We also have a number of trademark applications pending, in the U.S. as well as in other jurisdictions.

In addition to the foregoing protections, we generally control access to and use of our proprietary software and other confidential information through the use of internal and external controls, including contractual protections with employees, contractors, customers and partners. Our software is also protected by U.S. and international copyright laws.

We also incorporate third-party software programs into our products pursuant to license agreements. These software programs enable us, for example, to configure a storage adapter for specific redundant disk setups, initialize and diagnose hardware on certain products, and help manage statistics and reporting. Any disruption in our access to these software programs could result in significant delays in our product releases and could require substantial effort to locate or develop a replacement program.

Employees

As of December 31, 2009, we had 1,013 employees in offices in all major geographies. Of these, 468 were engaged in sales and marketing, 271 in research and development, 136 in support and services, 120 in general and administration and 18 in manufacturing. None of our U.S. employees are represented by labor unions; however, in certain international subsidiaries workers councils represent our employees. We consider current employee relations to be good.

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

•	fluctuations in sales cycles and prices for our products and services;

•	reductions in customers’ budgets for information technology purchases and delays in their purchasing cycles;

•	general economic conditions in our domestic and international markets;

•	limited visibility into customer spending plans;

•	changing market conditions, including current and potential customer consolidation;

•	customer concentration;

•	variation in sales channels, product costs or mix of products sold;

•

the timing of recognizing revenue in any given quarter as a result of revenue recognition accounting rules, including the extent to which sales transactions in a given period are unrecognizable until a future period or, conversely, the satisfaction of revenue recognition rules in a given period resulting in the recognition of revenue from transactions initiated in prior periods;

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

•	volatility in our stock price, which may lead to higher stock compensation expenses;

•	our estimates of the fair value of acquisition-related contingent consideration may change significantly and could have a material effect on earnings and cash flows; and

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

Our business depends on the overall demand for information technology, and in particular for WAN optimization, and on the economic health and general willingness of our current and prospective customers to make capital commitments. If the conditions in the U.S. and global economic environment remain uncertain or continue to be volatile, or if they deteriorate further, our business, operating results, and financial condition would likely be materially adversely affected. Economic weakness, customer financial difficulties and constrained spending on IT initiatives have resulted, and may in the future result, in challenging and delayed sales cycles and could negatively impact our ability to forecast future periods. In addition, the market we serve is emerging and the purchase of our products involves material changes to established purchasing patterns and policies. The purchase of our products is often discretionary and may involve a significant commitment of capital and other resources. In addition, our operating expenses are largely based on anticipated revenue trends and a high percentage of our expenses are, and will continue to be, fixed in the short-term. Uncertainty about future economic conditions makes it difficult to forecast operating results and to make decisions about future investments. Weak or volatile economic conditions would likely harm our business and operating results in a number of ways, including information technology spending reductions among customers and prospects, longer sales cycles, lower prices for our products and services and reduced unit sales. A reduction in information technology spending could occur or persist even if economic conditions improve. In addition, any increase in worldwide commodity prices, such as occurred in 2008, may result in higher component prices and increased shipping costs, both of which may negatively impact our financial results.

Many of our customers and channel partners use third parties to finance their purchases of our products. Any freeze, or reduced liquidity, in the credit markets, such as we experienced in 2009, may result in customers or channel partners either delaying or entirely foregoing planned purchases of our products as they are unable to obtain the required financing. This would result in reduced revenues, and our business, operating results and financial condition would be harmed. In addition, these customers’ and partners’ ability to pay for products already purchased may be adversely affected by the credit market turmoil or an associated downturn in their own business, which in turn could harm our business, operating results and financial condition.

We rely heavily on channel partners to sell our products. Disruptions to, or our failure to effectively implement, develop and manage, our distribution channels and the processes and procedures that support them could harm our business.

Our future success is highly dependent upon establishing and maintaining successful relationships with a variety of channel partners, including value-added resellers, value-added distributors, service providers, and systems integrators. A substantial majority of our revenue is derived from indirect channel sales and we expect indirect channel sales to continue to account for a substantial majority of our total revenue. Recently we announced a two-tier distribution strategy in North America, part of a larger effort to scale our reach and better serve the needs of our channel. Our revenue depends in large part on the effective performance of these channel partners, and changes to our distribution model, the loss of a channel partner or the reduction in sales to our channel partners could materially reduce our revenues and gross margins. By relying on indirect channels, we may have little or no contact with the ultimate users of our products, thereby making it more difficult for us to establish brand awareness, ensure proper delivery and installation of our products, service ongoing customer requirements and respond to evolving customer needs. In addition, we recognize a large portion of our revenue based on a sell-through model using information regarding the end user customers that is provided by our channel partners. If those channel partners provide us with inaccurate or untimely information, the amount or timing of our revenues could be adversely impacted. For example, we have encountered delays with certain partners where internal processing issues have prevented that partner from providing a purchase order to us in a timely manner.

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

Our product gross margins vary from quarter to quarter and the recent level of gross margins may not be sustainable and may be adversely affected in the future by numerous factors, including but not limited to product or sales channel mix shifts, increased price competition, increases in material or labor costs, excess product component or obsolescence charges from our contract manufacturers, write-downs for obsolete or excess inventory, increased costs due to changes in component pricing or charges incurred due to component holding periods if our forecasts do not accurately anticipate product demand, warranty-related issues, product discounting, freight charges, or our introduction of new products or new product platforms or entry into new markets with different pricing and cost structures.

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

We may incur significant fluctuations in acquisition-related costs (credits) associated with changes in fair value of contingent consideration liability in connection with the Mazu acquisition. Any changes would be recognized in our earnings, which may affect the price of our common stock.

The accounting principle for business combinations requires us to estimate the fair value of contingent consideration as of the acquisition date. Subsequent to the acquisition date, any changes in the estimate of the fair value of the contingent consideration is recognized in earnings in the period of the change in estimate. In the year ended December 31, 2009, the estimated fair value of the liability for contingent consideration recognized as a result of the acquisition of Mazu was reduced, which resulted in a net gain of $1.3 million. The contractual earnout formula for the Mazu acquisition is tiered with significant increases in consideration at each tier. If certain bookings are achieved during the three months ended March 31, 2010, the acquisition-related costs would increase by $2.2 million or more. If certain bookings are not achieved during the three months ended March 31, 2010, the acquisition-related costs would decrease by $4.3 million. The resulting increase or decrease in the acquisition-related contingent consideration will be recognized in earnings during the three months ended March 31, 2010. The acquisition-related compensation costs will also increase or decrease based on bookings achievements, and will be recognized in earnings during the three months ended March 31, 2010. Any change in earnings could affect the price of our common stock.

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

The timing of our revenue is difficult to predict. Our sales efforts involve educating our customers about the use and benefit of our products, including their technical capabilities and potential cost savings to an organization. Customers typically undertake a significant evaluation process that has in the past resulted in a lengthy sales cycle, in some cases over twelve months. Also, as our channel model distribution strategy evolves, utilizing value-added resellers, value-added distributors, systems integrators and service providers, the level of variability in the length of sales cycle across transactions may increase and make it more difficult to predict the timing of many of our sales transactions. We spend substantial time, effort and money in our sales efforts without any assurance that our efforts will produce any sales. Even after making the decision to purchase, customers may deploy our products slowly and deliberately. In addition, product purchases are frequently and increasingly subject to budget constraints, multiple approvals, and unplanned administrative, processing and other delays. Beginning in early 2008 and continuing through 2009, product purchases have in some instances been delayed by the volatile U.S. and global economic environment, which has introduced additional risk into our ability to accurately forecast sales in a particular quarter. If sales expected from a specific customer for a particular quarter are not realized in that quarter or at all, revenue will be harmed and we may miss our stated guidance for that period.

Our international sales and operations subject us to additional risks that may harm our operating results.

In the year ended December 31, 2009, we derived approximately 44% of our revenue from customers outside the U.S. We have personnel in numerous countries worldwide. We expect to continue to add personnel in additional countries. Our international sales and operations subject us to a variety of risks, including:

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

Foreign currencies periodically experience rapid fluctuations in value against the U.S. dollar. Any foreign currency devaluation against the U.S. dollar increases the real cost of our products to our customers and partners in foreign markets where we sell in U.S. dollars, which has resulted in the past and may result in the future in delayed or cancelled purchases of our products and, as a result, lower revenues. In addition, this increase in cost increases the risk to us that we will be unable to collect amounts owed to us by such customers or partners, which in turn would impact our revenues and could materially adversely impact our business and financial results. Any devaluation may also lead us to more aggressively discount our prices in foreign markets in order to maintain competitive pricing, which would negatively impact our revenues and gross margins. Conversely, a weakened U.S. dollar could increase the cost of local operating expenses and procurement of raw materials to the extent we purchase components in foreign currencies.

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

Developing our products is expensive, and the investment in product development may involve a long payback cycle or may not generate additional revenue at all. In the year ended December 31, 2009, our research and development expenses were $69.2 million, or approximately 18% of our total revenue. Our future plans include significant investments in research and development and related product opportunities. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. These investments may take several years to generate positive returns, if ever.

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

We also incorporate certain third-party technologies, including software programs, into our products and may need to utilize additional third-party technologies in the future. However, licenses to relevant third-party technology may not continue to be available to us on commercially reasonable terms, or at all. Therefore, we could face delays in product releases until equivalent technology can be identified, licensed or developed, and integrated into our current products. These delays, if they occur, could materially adversely affect our business, operating results and financial condition. We currently use third-party software programs in our Steelhead appliances, our Interceptor appliances, our Central Management Console appliances, our Cascade appliances, and our Steelhead Mobile software client and controller. For example, in our Steelhead appliances, we use third-party software to configure a storage adapter for specific redundant disk setups as well as to initialize and diagnose hardware on certain products, and in our Central Management Console and Steelhead Mobile Controller appliances we use third-party software to help manage statistics and reporting. Each of these software programs is currently available from only one vendor. As a result, any disruption in our access to these software programs could result in significant delays in our product releases and could require substantial effort to locate or develop a replacement program. If we decide in the future to incorporate into our products any other software program licensed from a third party, and the use of such software program is necessary for the proper operation of our appliances, then our loss of any such license would similarly adversely affect our ability to release our products in a timely fashion.

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

The Sarbanes-Oxley Act requires that we test our internal control over financial reporting and disclosure controls and procedures. In particular, for the year ended December 31, 2009, we performed system and process evaluation and testing of our internal control over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our compliance with Section 404 requires that we incur substantial expense and expend significant management time on compliance-related issues. Moreover, if we are not able to comply with the requirements of Section 404 in the future, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock may decline and we could be subject to sanctions or investigations by the Nasdaq Stock Market’s Global Select Market, the SEC or other regulatory authorities, which would require significant additional financial and management resources.

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

In September 2009, the Financial Accounting Standards Board (FASB) amended the accounting standards related to revenue recognition for arrangements with multiple deliverables and arrangements that include software elements (“new accounting principles”). The new accounting principles amend the scope provisions of the accounting guidance for software revenue recognition. The new accounting principles permit prospective or retrospective adoption, and we currently plan to elect prospective adoption during the first quarter of 2010. Because we intend to adopt the new accounting principles prospectively, our future revenues may be different than what would have been reported using the prior software accounting literature and this may make forecasting, or comparisons to historical results, more difficult. We expect that the majority of our product offerings will be considered non-software deliverables. New accounting principles frequently require significant judgments in their application, and are subject to numerous subsequent clarifications and interpretations, some of which may require changes in the way we recognize revenue and may require restatement of prior period revenue and results, either of which could adversely affect our reported results.

We are required to expense equity compensation given to our employees, which has reduced our reported earnings, will harm our operating results in future periods and may reduce our stock price and our ability to effectively utilize equity compensation to attract and retain employees.

We historically have used stock options, restricted stock units (RSU), and an employee stock purchase plan as significant components of our employee compensation program in order to align employees’ interests with the interests of our stockholders, encourage employee retention, and provide competitive compensation packages. The compensation charges that we are required to record related to these equity awards have reduced, and will continue to reduce, our reported earnings, will harm our operating results in future periods, and may require us to reduce the availability and amount of equity incentives provided to employees, which could make it more difficult for us to attract, retain and motivate key personnel. Moreover, if securities analysts, institutional investors and other investors adopt financial models that include stock option expense in their primary analysis of our financial results, our stock price could decline as a result of reliance on these models with higher expense calculations.

We may have exposure to greater than anticipated tax liabilities.

Our provision for income taxes is subject to volatility and could be adversely affected by nondeductible stock-based compensation, by the expiration of or lapse in the research and development tax credit laws, by earnings being lower than anticipated in jurisdictions where we have lower statutory rates and being higher than anticipated in jurisdictions where we have higher statutory rates, by changes in the valuation of our deferred tax assets and liabilities, changes in actual results versus our estimates, or changes in tax laws, regulations, accounting principles or interpretations thereof. In addition, like other companies, we may be subject to examination of our income tax returns by the Internal Revenue Service and other tax authorities. While we regularly assess the likelihood of adverse outcomes from such examinations and the adequacy of our provision for income taxes, there can be no assurance that such provision is sufficient and that a determination by a tax authority will not have an adverse effect on our results of operations.

If we fail to successfully manage our exposure to the volatility and economic uncertainty in the global financial marketplace, our operating results could be adversely impacted.

We are exposed to financial risk associated with the global financial markets, including volatility in interest rates and uncertainty in the credit markets. Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. The primary objective of our investment activities is to preserve principal, maintain adequate liquidity and portfolio diversification while at the same time maximizing yields without significantly increasing risk. However, the valuation of our investment portfolio is subject to uncertainties that are difficult to predict. Factors that may impact its valuation include changes to credit ratings of the securities that we hold, interest rate changes, the ongoing strength and quality, and recent instability, of the global credit market, and liquidity. If the carrying value of our investments exceeds the fair value, and the decline in fair value is deemed to be other-than-temporary, we will be required to write down the value of our investments. Additionally, instability and uncertainty in the financial markets, as was experienced in late 2008 through 2009, could result in the incurrence of significant realized or impairment losses associated with certain of our investments, which would reduce our net income.

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

The trading prices of the securities of technology companies have been highly volatile. Further, our common stock has a limited trading history. Since our initial public offering in September 2006 through December 31, 2009, our stock price has fluctuated from a low of $7.10 to a high of $52.81. The market price of our common stock has at times reflected a higher multiple of expected future earnings than many other companies. As a result, even small changes in investor expectations regarding our future growth and earnings, whether as a result of actual or rumored financial or operating results, changes in the mix of products and services sold, acquisitions, industry changes, or other factors, could result in, and have in the past resulted in, significant fluctuations in the market price of our common stock.

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

As of December 31, 2009, our directors and executive officers and their affiliates beneficially owned, in the aggregate, approximately 14.1% of our outstanding common stock. As a result, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit your ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

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

We lease approximately 85,000 square feet of office space in San Francisco, California pursuant to a lease that expires in 2014. In addition, we lease approximately 46,000 square feet of office space in Sunnyvale, California pursuant to a lease that expires in 2013. We maintain support centers in New York, the San Francisco Bay Area, Amsterdam, London, Singapore, Sydney and Tokyo, and sales offices in multiple locations worldwide. We believe that our current facilities are suitable and adequate to meet our current needs, and we intend to add new facilities or expand existing facilities as necessary.

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

The following table sets forth for the indicated periods the high and low sales prices of our common stock as reported by the Nasdaq Global Select Market.

	High	Low
First Quarter 2008	$28.36	$14.86
Second Quarter 2008	$18.44	$10.84
Third Quarter 2008	$18.68	$10.40
Fourth Quarter 2008	$13.51	$7.10
First Quarter 2009	$15.47	$8.85
Second Quarter 2009	$24.80	$12.93
Third Quarter 2009	$25.99	$18.17
Fourth Quarter 2009	$25.34	$19.62

The last reported sale price for our common stock on the Nasdaq Global Select Market was $24.98 per share on February 11, 2010.

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

Stockholders

As of February 2, 2010, there were 98 registered stockholders of record of our common stock.

Stock Performance Graph

The graph set forth below compares the cumulative total stockholder return on our common stock between September 21, 2006 (the date of our initial public offering) and December 31, 2009, with the cumulative total return of (i) the Nasdaq Computer Index and (ii) the Nasdaq Composite Index, over the same period. This graph assumes the investment of $100 on September 21, 2006 in our common stock, the Nasdaq Computer Index and the Nasdaq Composite Index, and assumes the reinvestment of dividends, if any. We have never paid dividends on our common stock and have no present plans to do so. The graph assumes the initial value of our common stock on September 21, 2006 was the closing sales price of $15.30 per share.

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

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes the stock repurchase activity for the three months ended December 31, 2009 and the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (2)
October 1, 2009 — October 31, 2009	—	$—	—	$21,016,000
November 1, 2009 — November 30, 2009	—	—	—	21,016,000
December 1, 2009 — December 31, 2009	—	—	—	21,016,000

Total	—	$—	—	$21,016,000

(1)	On April 21, 2008, our Board of Directors authorized a Share Repurchase Program, which authorizes us to repurchase up to $100.0 million of our outstanding common stock during a period not to exceed 24 months from the Board authorization date.

(2)	During the fourth quarter of 2009, we did not repurchase any shares of common stock under this Program. Shares are generally purchased in open market transactions. The timing and amounts of any purchases are based on market conditions and other factors including price, regulatory requirements and capital availability. The share repurchases are financed by available cash balances and cash from operations.

Item 6.	Selected Financial Data

The following selected consolidated financial data should be read in conjunction with our audited consolidated financial statements and related notes thereto and with Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are included in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended December 31, 2009, 2008 and 2007, and the selected consolidated balance sheet data as of December 31, 2009 and 2008 are derived from, and are qualified by reference to, the audited consolidated financial statements included in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended December 31, 2006 and 2005, and the consolidated balance sheet data as of December 31, 2007, 2006 and 2005 are derived from audited consolidated financial statements, which are not included in this Annual Report on Form 10-K.

	Year ended December 31,
(in thousands, except per share amounts)	2009	2008	2007	2006	2005
Consolidated Statement of Operations Data:
Revenue:
Product	$267,885	$252,929	$196,622	$77,298	$20,448
Support and services	126,261	80,420	39,784	12,909	2,493

Total revenue	394,146	333,349	236,406	90,207	22,941

Cost of revenue:
Cost of product (3)	61,052	60,439	51,068	25,174	6,933
Cost of support and services	37,916	28,175	14,856	4,978	1,661

Total cost of revenue (1) (3)	98,968	88,614	65,924	30,152	8,594

Gross profit	295,178	244,735	170,482	60,055	14,347

Operating expenses
Sales and marketing (1) (3)	177,487	140,653	95,652	48,080	19,722
Research and development (1) (3)	69,164	58,658	39,696	19,215	8,108
General and administrative (1) (3)	38,080	38,669	24,834	9,294	3,531
Other charges (2)	—	11,000	—	—	—
Acquisition-related costs (3)	104	—	—	—	—

Total operating expenses	284,835	248,980	160,182	76,589	31,361

Operating income (loss)	10,343	(4,245)	10,300	(16,534)	(17,014)

Total other income (expense), net	1,042	6,514	9,733	992	(77)

Income (loss) before income taxes	11,385	2,269	20,033	(15,542)	(17,091)
Provision (benefit) for income taxes	4,300	(8,332)	5,235	303	55

Income (loss) before cumulative change in accounting principle	7,085	10,601	14,798	(15,845)	(17,146)
Cumulative effect of change in accounting principle	—	—	—	—	280

Net income (loss)	$7,085	$10,601	$14,798	$(15,845)	$(17,426)

Net income (loss) per share:
Basic	$0.10	$0.15	$0.22	$(0.59)	$(1.85)

Diluted	$0.10	$0.14	$0.20	$(0.59)	$(1.85)

Shares used in computing net income (loss) per common share:
Basic	69,200	70,757	68,020	26,977	9,401

Diluted	71,540	73,267	73,244	26,977	9,401

(1)	Includes stock-based compensation and related payroll tax expenses as follows:

	Year ended December 31,
(in thousands)	2009	2008	2007	2006	2005
Cost of product	$453	$182	$100	$—	$—
Cost of support and services	4,540	4,493	2,579	520	40
Sales and marketing	25,453	23,632	15,616	4,636	482
Research and development	14,389	13,080	8,814	2,541	397
General and administrative	11,873	9,202	5,482	1,521	368

Total stock-based compensation and related payroll tax expenses	$56,708	$50,589	$32,591	$9,218	$1,287

(2)	Settlement of Quantum litigation. See Note 16 of Notes to Consolidated Financial Statements for details.

(3)	Includes acquisition-related costs from amortization of purchased intangibles, contingent consideration to be paid to employees recorded as compensation expense, adjustments to the fair value of contingent consideration to be paid to stockholders and acquisition-related and integration costs as follows:

	Year ended December 31,
(in thousands)	2009	2008	2007	2006	2005
Cost of product	$2,546	$—	$—	$—	$—
Sales and marketing	2,535	—	—	—	—
Research and development	856	—	—	—	—
General and administrative	534	—	—	—	—
Acquisition-related costs	104	—	—	—	—

Total Acquisition-related costs	$6,575	$—	$—	$—	$—

(in thousands)	As of December 31,
	2009	2008	2007	2006	2005
Consolidated Balance Sheet Data
Cash and cash equivalents, and marketable securities	$325,687	$267,776	$246,082	$109,329	$10,410
Working capital	281,965	254,079	243,640	102,195	6,411
Total assets	505,279	398,517	337,602	150,769	23,644
Current and long-term debt	—	—	—	—	2,461
Convertible preferred stock	—	—	—	—	36,385
Common stock and additional paid-in-capital	367,236	315,882	292,200	156,329	1,635
Stockholders’ equity (deficit)	352,307	293,829	259,718	108,980	(29,911)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We were founded in May 2002 by experienced industry leaders with a vision to improve the performance of wide-area distributed computing. Having significant experience in caching technology, our executive management team understood that existing approaches failed to address adequately all of the root causes of this poor performance. We determined that these performance problems could be best solved by simultaneously addressing inefficiencies in software applications and wide area networks (WANs) as well as insufficient or unavailable bandwidth. This innovative approach served as the foundation of the development of our products. We began commercial shipments of our products in May 2004 and have since sold our products to over 7,300 customers worldwide. We now offer several product lines including Steelhead appliances, Central Management Console, Interceptor, Steelhead Mobile and Cascade products.

We are headquartered in San Francisco, California. Our personnel are located throughout the U.S. and in approximately thirty countries worldwide. We expect to continue to add personnel in the U.S. and internationally to provide additional geographic sales, research and development, general and administrative and technical support coverage.

Company Strategy

Our goal is to establish our solutions as the preeminent performance and efficiency standard for organizations relying on wide-area distributed computing. Key elements of our strategy include:

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

Enhance and extend our product line

We plan to introduce enhancements to our product capabilities in order to address our customers’ size and application requirements. We also plan to introduce new products to extend our market and utilize our technology platform to extend our capabilities.

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

In August 2008, we introduced the 50 series Steelhead appliances. The 50 series products represent the latest generation of our Steelhead appliances.

In February 2009, we acquired Mazu Networks, Inc. (Mazu). Mazu’s Cascade product line helps organizations manage, secure and optimize the availability and performance of global applications. The acquisition allows us to meet enterprise and service provider customer demands by extending our suite of WAN optimization products to include global application performance, reporting and analytics.

In October 2009, we introduced the Central Management Console — Virtual Edition (CMC-VE) designed for managed service providers (MSPs). The new capabilities of CMC-VE allow MSPs to reduce operational costs, improve visibility, easily scale and flexibly allocate management licenses to enterprise customers through its new multi-tenant capabilities. CMC-VE runs on VMWare ESX, and MSPs can deploy it on any existing server that has capacity.

Increase market awareness

To generate increased demand for our products, we will continue promoting our brand and the effectiveness of our comprehensive WAN optimization solution.

Scale our sales force and distribution channels

Growth in revenue and increase in share of market are key goals for us. We intend to expand our direct sales force and leverage our indirect channels to extend our geographic reach and market penetration. We sell our products directly through our sales force and indirectly through channel partners. We derived 92% of our revenue through indirect channels in 2009. We expect revenue from channel partners to continue to constitute a substantial majority of our future revenue. During 2009, we added 350 new reseller partners, seven large systems integrators and nine managed service providers. Also in 2009, we expanded our direct sales force presence in two new countries.

Enhance and extend our support and services capabilities

We plan to enhance and extend our support and services capabilities to continue to support our growing global customer base. In 2009, we increased our sales focus on service contract renewals on our existing customer base, developed and distributed training programs directed at our partners, and expanded our professional service offering.

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

Revenue

Our revenue has grown rapidly since we began shipping products in May 2004, increasing from $2.6 million in 2004 to $394.1 million in 2009. Revenue grew by 18% in 2009 to $394.1 million from $333.3 million in 2008. We believe that our revenue growth in 2009, when the global macroeconomic environment negatively impacted many businesses, is a positive sign that our products have a significant value proposition to our customers and that the WAN optimization market is still expanding despite the challenging macroeconomic environment.

Costs and Expenses

Operating expenses consist of sales and marketing, research and development, general and administrative expenses, and acquisition-related costs. Personnel-related costs, including stock-based compensation, are the most significant component of each of these expense categories. As of December 31, 2009, we had 1,013 employees, an increase of 18% from the 857 employees at December 31, 2008. The increase in employees is the most significant driver behind the increase in costs and operating expenses in 2009. The increase in employees was required to support our increased revenue. The timing of additional hires has and could materially affect our operating expenses, both in absolute dollars and as a percentage of revenue, in any particular period.

Stock-based Compensation Expense

Stock-based compensation expense and related payroll taxes were $56.7 million, $50.6 million, and $32.6 million in the years ended December 31, 2009, 2008, and 2007 respectively. We expect to continue to incur significant stock-based compensation expense and anticipate further growth in stock-based compensation expense as our employee base grows because we expect stock-based compensation to continue to play an important part in the overall compensation structure for our employees.

Stock-based compensation expense and related payroll tax was as follows:

	Year ended December 31,
(in thousands)	2009	2008	2007
Cost of product	$453	$182	$100
Cost of support and services	4,540	4,493	2,579
Sales and marketing	25,453	23,632	15,616
Research and development	14,389	13,080	8,814
General and administrative	11,873	9,202	5,482

Total stock-based compensation expense and related payroll taxes	$56,708	$50,589	$32,591

Acquisition of Mazu

On February 19, 2009, we acquired Mazu Networks, Inc. We made an initial payment totaling $23.1 million in cash; and potentially will make additional payments totaling up to $22.0 million in cash based on achievement of certain bookings targets for the one-year period from April 1, 2009 through March 31, 2010. The estimated fair value of acquisition-related contingent consideration as of the acquisition date to be distributed directly to shareholders was recognized as part of the purchase price of Mazu. Changes in the fair value of this liability are recognized in earnings as acquisition-related costs in the period of the change in estimate. Actual achievement of bookings below $16.0 million would reduce the liability to zero and achievement of bookings of $35.0 million or more would increase the liability to $16.6 million. The achievement of actual bookings has been, and in the future could be, different than our estimates and could have a material effect on the fair value of the acquisition-related contingent consideration which will be recognized in earnings in the period of the change in estimate.

The fair value of the acquisition-related contingent consideration to be distributed directly to shareholders, originally estimated at the acquisition date at $9.9 million, discounted at 13%, excluded the fair value estimate of $3.8 million to be paid to former employees of Mazu. As of December 31, 2009, the estimated fair value of the contingent consideration recognized as a result of the acquisition of Mazu was reduced to $8.6 million, due to a reduction in management’s estimate of the probability-weighted bookings. The change in the estimated fair value of the acquisition-related contingent consideration resulted in a net gain of $1.3 million for the year ended December 31, 2009. The contractual earn-out formula is tiered with significant increases in consideration at each tier. If actual bookings achieve the next tier of consideration, the contingent consideration would increase by $2.2 million or more. If actual bookings do not achieve the next tier of consideration, the contingent consideration would decrease by $4.3 million. The resulting increase or decrease in the acquisition-related contingent consideration will be recognized in earnings during the three months ended March 31, 2010.

The estimated fair value of the acquisition-related contingent consideration to be paid to former employees of Mazu (“acquisition-related compensation costs”) is considered compensatory, which has been and will continue to be recognized over the service period from February 19, 2009 to March 31, 2010. During the year ended December 31, 2009, we recognized $2.4 million of acquisition-related compensation costs. If actual bookings achieve the next tier of consideration per the earn-out formula, the acquisition-related compensation costs would increase by $0.6 million, or more. If actual bookings do not achieve the next tier of consideration, the acquisition-related compensation costs would decrease by $1.4 million. The adjusted remaining unamortized acquisition-related compensation costs will be recognized in earnings during the three months ended March 31, 2010.

The results of operations of Mazu are included in our consolidated results for the period subsequent to the acquisition date of February 19, 2009. In the year ended December 31, 2009, we recognized $9.7 million in revenue from Mazu products and services and recorded $12.9 million in operating expenses, which includes the costs of assuming 60 former Mazu employees.

The following table summarizes the amortization of intangibles recognized in the twelve months ended December 31, 2009:

(in thousands)	Year ended December 31, 2009
Cost of product	$2,546
Sales and marketing	1,565

Total amortization of intangibles	$4,111

The following table summarizes the acquisition-related compensation costs recognized in operating expenses, and the acquisition-related costs for the twelve months ended December 31, 2009:

(in thousands)	Year ended December 31, 2009
Sales and marketing	$970
Research and development	856
General and administrative	534

Total acquisition-related compensation costs	2,360

Acquisition-related costs	104

Total	$2,464

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

Revenue Recognition

For a majority of our products, our software is generally integrated on appliance hardware and functions together with the appliance hardware to provide the essential functionality of the product. As a result, we account for revenue in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 985, Software, for all transactions involving the sale of software. We recognize product revenue when all of the following have occurred: (1) we have entered into a legally binding arrangement with a customer; (2) delivery has occurred, which is when product title transfers to the customer; (3) customer payment is deemed fixed or determinable and free of contingencies and significant uncertainties; and (4) collection is probable.

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

We use the residual method to recognize revenue when a product agreement includes one or more elements to be delivered at a future date and vendor specific objective evidence (VSOE) of the fair value of all undelivered elements exists. Through December 31, 2009, in virtually all of our contracts, the only element that remained undelivered at the time of delivery of the product was support and updates. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the contract fee is recognized as product revenue. If evidence of the fair value of one or more undelivered elements does not exist, all revenue is generally deferred and recognized when delivery of those elements occurs or when fair value can be established. When the undelivered element for which we do not have VSOE of fair value is support, revenue for the entire arrangement is bundled and recognized ratably over the support period. VSOE of fair value for elements of an arrangement is based upon the normal pricing and discounting practices for those services when sold separately, and VSOE for support services is measured by the renewal rate offered to the customer.

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

Stock-Based Compensation

Stock-based awards granted include stock options, restricted stock units (RSUs), and stock purchased under our Employee Stock Purchase Plan (the “Purchase Plan”). Stock-based compensation cost is measured at the grant date, based on the fair value of the awards, and is recognized as expense over the requisite service period. The cash flows resulting from the tax benefits due to tax deductions in excess of the compensation cost recognized for those options (excess tax benefit) are classified as financing activities within our statement of cash flows.

Accounting for Business Combinations

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

Although we believe the assumptions and estimates we have made have been reasonable and appropriate, they are based in part on historical experience and information obtained from the management of the acquired company and are inherently uncertain. Examples of critical estimates in accounting for acquisitions include but are not limited to:

•

the estimated fair value of the acquisition-related contingent consideration, which is performed using a probability-weighted discounted cash flow model based upon the forecasted achievement of post acquisition bookings targets;

•	the future expected cash flows from product sales, support agreements, consulting contracts, other customer contracts and acquired developed technologies and patents; and

•	the discount rates.

Unanticipated events and circumstances may occur which may affect the accuracy or validity of such assumptions, estimates or actual results. Additionally, any change in the fair value of the acquisition-related contingent consideration subsequent to the acquisition date, including changes from events after the acquisition date, such as changes in our estimate of the bookings that are expected to be achieved, will be recognized in earnings in the period of the estimated fair value change. A change in fair value of the acquisition-related contingent consideration could have a material affect on the statement of operations and financial position in the period of the change in estimate.

Goodwill, Intangible Assets and Impairment Assessments

Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets. Goodwill is tested for impairment at least annually during the fourth quarter (and more frequently if certain indicators are present). In the event that we determine that the carrying value of our single reporting unit is less than the reporting unit’s fair value, we will incur an impairment charge for the amount of the difference during the quarter in which the determination is made. We performed our annual review of goodwill in the fourth quarter of 2009 and concluded that no impairment existed at December 31, 2009.

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

As part of the process of preparing our consolidated financial statements, we are required to estimate our income tax expense and tax contingencies in each of the tax jurisdictions in which we operate. This process involves estimating current income tax expense together with assessing temporary differences in the treatment of items for tax purposes versus financial accounting purposes that may create net deferred tax assets and liabilities. We rely on estimates and assumptions in preparing our income tax provision including forecasted annual income.

We consider many factors when assessing the likelihood of future realization of our deferred tax assets, including our recent earnings experience by jurisdiction, expectations of future taxable income, and the carryforward periods available to us for tax reporting purposes, as well as other relevant factors. We may establish a valuation allowance to reduce deferred tax assets to the amount we believe is more likely than not to be realized. Due to inherent complexities arising from the nature of our businesses, future changes in income tax law, or variances between our actual and anticipated operating results, we make certain judgments and estimates. Therefore, actual income taxes could materially vary from these estimates. As part of our accounting for business combinations, a portion of the purchase price was allocated to goodwill and intangible assets. Amortization expenses associated with acquired intangible assets are generally not tax deductible; however, deferred taxes have been recorded for non-deductible amortization expenses as a part of the purchase price allocation. In the event of an impairment charge associated with goodwill, such charges are generally not tax deductible and would increase the effective tax rate in the quarter any impairment is recorded.

We are subject to periodic audits by the Internal Revenue Service and other taxing authorities. These audits may challenge certain tax positions we have taken, such as the timing and amount of deductions and allocation of taxable income to the various tax jurisdictions. Income tax contingencies are accounted for in accordance with authoritative guidance, and may require significant management judgment in estimating final outcomes. Actual results could materially differ from these estimates and could significantly affect the effective tax rate and cash flows in future years.

Inventory Valuation

Inventory consists of hardware and related component parts and is stated at the lower of cost (on a first-in, first-out basis) or market. A portion of our inventory relates to evaluation units located at customer locations, as some of our customers test our equipment prior to purchasing. Inventory that is obsolete or in excess of our forecasted demand is written down to its estimated realizable value based on historical usage, expected demand, and with respect to evaluation units, the historical conversion rate, age of the units and the estimated loss of utility. Inherent in our estimates of market value in determining inventory valuation are estimates related to economic trends, future demand for our products, the timing of new product introductions and technological obsolescence of our products. Inventory write-downs are reflected as cost of product and amounted to $4.9 million, $6.0 million and $1.1 million in the years ended December 31, 2009, 2008 and 2007, respectively.

Allowances for Doubtful Accounts

We make judgments as to our ability to collect outstanding receivables and provide allowances for the applicable portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding receivables. For those receivables not specifically reviewed, provisions are provided at differing rates, based upon the age of the receivable. In determining these percentages, we analyze our historical collection experience and current economic trends. If the historical data we use to calculate the allowance for doubtful accounts does not reflect the future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and the future results of operations could be materially affected. The allowance for doubtful accounts was $1.7 million and $0.8 million at December 31, 2009 and 2008, respectively.

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

	Year ended December 31,
(dollars in thousands)	2009	2008	2007
Total Revenue	$394,146	$333,349	$236,406
Total Revenue by Type:
Product	$267,885	$252,929	$196,622
Support and services	$126,261	$80,420	$39,784
% Revenue by Type:
Product	68%	76%	83%
Support and services	32%	24%	17%
Total Revenue by Geography:
United States	$221,206	$193,190	$148,171
Europe, Middle East and Africa	$104,990	$87,446	$49,571
Rest of the World	$67,950	$52,713	$38,664
% Revenue by Geography:
United States	56%	58%	63%
Europe, Middle East and Africa	27%	26%	21%
Rest of the World	17%	16%	16%
Total Revenue by Sales Channel:
Direct	$29,915	$27,703	$26,046
Indirect	$364,231	$305,646	$210,360
% Revenue by Sales Channel:
Direct	8%	8%	11%
Indirect	92%	92%	89%

2009 Compared to 2008:    Product revenue increased by 6% in 2009 due primarily to an increase in unit volume from increasing sales to existing customers and the addition of new customers. As of December 31, 2009, our products had been sold to over 7,300 customers, compared to approximately 5,500 as of December 31, 2008. We believe the market for our products has grown due to increased market awareness of WAN optimization services and distributed organizations, which increases dependence on timely access to data and applications.

Substantially all of our customers purchase support when they purchase our products. The increase in support and services revenue on an absolute basis and as a percentage of total revenues is a result of a larger installed base due to increased product and first year support sales combined with an increase in the renewal rate of support contracts by existing customers. As our customer base grows, we expect the proportion of revenue generated from support and services to increase; however, after increasing our renewal rate over the past year, we expect the renewal rate to remain level.

In each of the years ended December 31, 2009 and 2008, we derived 92% of our revenue from indirect channels. We expect indirect channel revenue to continue to be a substantial majority of our revenue.

We generated 44% of our revenue in the year ended December 31, 2009 from international locations, compared to 42% in the year ended December 31, 2008. We continue to expand into international locations and introduce our products in new markets and expect international revenue to increase in dollar amount over time.

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

	Year ended December 31,
(dollars in thousands)	2009	2008	2007
Revenue:
Product	$267,885	$252,929	$196,622
Support and services	126,261	80,420	39,784

Total revenue	394,146	333,349	236,406

Cost of revenue:
Cost of product	61,052	60,439	51,068
Cost of support and services	37,916	28,175	14,856

Total cost of revenue	98,968	88,614	65,924

Gross profit	$295,178	$244,735	$170,482

Gross margin for product	77%	76%	74%
Gross margin for support and services	70%	65%	63%
Total gross margin	75%	73%	72%

2009 Compared to 2008:    The increase in cost of product revenue was due primarily to increased unit volume associated with higher revenue. The increase in cost of product revenue was primarily due to increased manufacturing overhead of $3.7 million, and amortization of acquisition related intangibles of $2.5 million. Manufacturing overhead includes costs of manufacturing personnel and related costs, logistics services, and royalties. These increases were offset by lower per unit purchase price of product of $2.4 million, lower inventory write-downs of $1.1 million, lower warranty related costs of $0.6 million, and lower shipping costs of $0.9 million.

Cost of support and services revenue increased as we added more technical support headcount domestically and abroad to support our growing customer base. Technical support and services headcount was 136 employees as of December 31, 2009 compared to 110 employees as of December 31, 2008. Additionally, costs related to freight, logistics, and inventory consumption increased due to increased infrastructure to support the increased installed base.

Product gross margins increased to 77% in the year ended December 31, 2009 from 76% in the year ended December 31, 2008 primarily due lower unit product costs, lower inventory write-downs, lower warranty costs which were partially offset by higher manufacturing overhead and acquisition related intangible amortization. Gross margins for support and services increased to 70% as a result of revenues increasing at a higher rate than support and services costs.

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

	Year ended December 31,
(dollars in thousands)	2009	2008	2007
Sales and marketing expenses	$177,487	$140,653	$95,652
Percent of total revenue	45%	42%	40%

2009 Compared to 2008:    Sales and marketing expenses increased by $36.8 million, or 26%, in the year ended December 31, 2009 compared to the year ended December 31, 2008 primarily due to an increase in the number of sales and marketing employees, as sales and marketing headcount grew to 468 employees as of December 31, 2009 from 404 employees as of December 31, 2008, including 27 Mazu employees. The increase in employees resulted in higher salary expense and employee related benefits. Additionally, commission expense increased in the year ended December 31, 2009 as compared to the year ended December 31, 2008 due to increased revenue, higher attainment of targets and an increase in personnel. Salaries and related benefits, bonuses and commissions accounted for $20.8 million, marketing related activities accounted for $3.1 million, facilities and information technology expenses accounted for $2.0 million, travel and entertainment expenses accounted for $1.1 million, and bad debt expense accounted for $1.2 million of the $36.8 million increase in sales and marketing expenses. Stock-based compensation and related payroll tax expense was $25.5 million in the year ended December 31, 2009 compared to $23.6 million in the year ended December 31, 2008. In addition, in the year ended December 31, 2009, amortization of acquisition-related intangibles and compensation expense of acquisition-related contingent consideration to be paid to former employees of Mazu accounted for $1.6 million and $1.0 million of the increase, respectively.

2008 Compared to 2007:    The increase in sales and marketing expenses was primarily due to an increase in the number of sales and marketing employees, as sales and marketing headcount grew to 404 employees as of December 31, 2008 from 285 employees as of December 31, 2007. The increase in employees resulted in higher salary expense and employee related benefits. Additionally, commission expense increased in the year ended December 31, 2008 as compared to the year ended December 31, 2007 due to increased revenue and personnel. Salaries and related benefits, bonuses and commissions accounted for $24.4 million, marketing related activities accounted for $2.8 million, facilities and information technology expenses accounted for $3.2 million and travel and entertainment expenses accounted for $3.3 million of the $45.0 million increase in sales and marketing expenses. Stock-based compensation and related payroll tax expense was $23.6 million in the year ended December 31, 2008 compared to $15.6 million in the year ended December 31, 2007.

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

	Year ended December 31,
(dollars in thousands)	2009	2008	2007
Research and development expenses	$69,164	$58,658	$39,696
Percent of total revenue	18%	18%	17%

2009 Compared to 2008:    Research and development expenses increased by $10.5 million, or 18%, in the year ended December 31, 2009 compared to the year ended December 31, 2008 due to an increase in personnel and facility-related costs as a result of research and development headcount increasing to 271 employees as of December 31, 2009 from 240 employees as of December 31, 2008, including 26 Mazu employees. Salaries, bonuses and related benefits accounted for $6.4 million and facilities and related costs accounted for $1.2 million of the $10.5 million increase in research and development expenses. Stock-based compensation and related payroll tax expense was $14.4 million in the year ended December 31, 2009 compared to $13.1 million in the year ended December 31, 2008. Compensation expenses of acquisition-related contingent consideration to be paid to former employees of Mazu were $0.9 million in the year ended December 31, 2009. We plan to continue to invest in research and development as we develop new products and make further enhancements to existing products.

2008 Compared to 2007:    Research and development expenses increased in the year ended December 31, 2008 compared to the year ended December 31, 2007 due to an increase in personnel and facility-related costs as a result of research and development headcount increasing to 240 employees as of December 31, 2008 from 181 employees as of December 31, 2007. Salaries, bonuses and related benefits accounted for $9.0 million and facilities and related costs accounted for $2.3 million of the $19.0 million increase in research and development expenses. Stock-based compensation and related payroll tax expense was $13.1 million in the year ended December 31, 2008 compared to $8.8 million in the year ended December 31, 2007.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation for personnel and facilities costs related to our executive, finance, human resources, information technology and legal organizations, and fees for professional services. Professional services include outside legal, audit and information technology consulting costs.

	Year ended December 31,
(dollars in thousands)	2009	2008	2007
General and administrative expenses	$38,080	$38,669	$24,834
Percent of total revenue	10%	12%	11%

2009 Compared to 2008:    General and administrative expenses decreased by $0.6 million, or 2%, in the year ended December 31, 2009 compared to the year ended December 31, 2008 due to a decrease in legal fees incurred to defend intellectual property (IP) litigation that was settled in the third quarter of 2008, offset by an increase in personnel costs, primarily as a result of headcount increasing to 120 employees as of December 31, 2009 from 98 employees as of December 31, 2008. Of the $0.6 million decrease in general and administrative expenses, legal fees decreased $4.8 million offset by an increase in salaries, bonuses and related benefits of $2.0 million. Legal fees associated with the IP litigation were zero in the year ended December 31, 2009 compared to $4.1 million in the year ended December 31, 2008. Stock-based compensation and related payroll tax expense was $11.9 million in the year ended December 31, 2009 compared to $9.2 million in the year ended December 31, 2008.

2008 Compared to 2007:    The increase in general and administrative expenses for the year ended December 31, 2008 compared to the year ended December 31, 2007 is due to an increase in personnel costs, primarily as a result of headcount increasing to 98 employees as of December 31, 2008 from 83 employees as of December 31, 2007, and an increase in professional services fees. Salaries, bonuses and related benefits accounted for $3.2 million and professional service fees accounted for approximately $5.0 million of the $13.8 million increase in general and administrative expenses. Professional service fees increased primarily due to increased IP related legal fees associated with IP litigation. Legal fees associated with the IP litigation were $4.1 million in the year ended December 31, 2008 compared to zero in the year ended December 31, 2007. Stock-based compensation and related payroll tax expense was $9.2 million in the year ended December 31, 2008 compared to $5.5 million in the year ended December 31, 2007.

Other charges

During the year ended December 31, 2008, we entered into a mutual release and settlement agreement (the “Settlement Agreement”) with Quantum Corporation (“Quantum”) and certain affiliates of Quantum, pursuant to which we jointly executed and filed dismissals of patent infringement actions brought in the United States District Court for the Northern District of California. Pursuant to the terms of the Settlement Agreement, we paid Quantum a lump sum of $11.0 million, and entered into a perpetual covenant not to sue each other or certain other parties related to the patents in question and certain patents related to data de-duplication as well as a three-year covenant not to file any patent infringement lawsuits against each other or certain other parties. In addition, we released each other from any and all claims, demands, losses, liabilities and causes of action relating to any infringement of any patent based on acts occurring prior to the date of the Settlement Agreement. Based on the terms of the Settlement Agreement we recorded operating expense of $11.0 million during 2008. No such expenses were incurred in 2009 or 2007.

Acquisition-Related Costs

Acquisition-related costs include changes in the fair value of the acquisition-related contingent consideration, transaction costs and integration-related costs. As of December 31, 2009, the estimated fair value of the contingent consideration recognized as a result of the acquisition of Mazu was reduced to $8.6 million from our acquisition date estimated fair value of $9.9 million, primarily due to a reduction in the probability-weighted bookings estimate. The change in the estimated fair value of the acquisition-related contingent consideration resulted in a net gain of $1.3 million for the year ended December 31, 2009. During the year ended December 31, 2009, we also recorded transaction costs such as legal, accounting, valuation and other professional services of $0.6 million and integration-related costs of $0.8 million.

The following table summarizes the acquisition-related costs, including changes in the estimated fair value of the acquisition-related contingent consideration to be distributed directly to shareholders of Mazu, transaction costs and integration-related costs, recognized in the year ended December 31, 2009.

(in thousands)	Year ended December 31, 2009
Transaction costs	$595
Severance	412
Integration costs	364
Change in fair value of acquisition-related contingent consideration	(1,267)

Acquisition-related costs	$104

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

	Year ended December 31,
(in thousands)	2009	2008	2007
Interest income	$1,945	$6,806	$10,068
Other	(903)	(292)	(335)

Total other income, net	$1,042	$6,514	$9,733

2009 Compared to 2008:    Other income (expense), net, decreased in the year ended December 31, 2009 due to decreased interest income on cash and marketable securities balances as a result of declining interest rates. Weighted average interest rates applicable to our cash and marketable securities balances decreased to 0.7% in the year ended December 31, 2009 compared to 2.6% in the year ended December 31, 2008. Other expense in the year ended December 31, 2009 and 2008 consists primarily of foreign currency losses.

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

Provision (Benefit) for Income Taxes

The provision (benefit) for income taxes was $4.3 million, ($8.3) million, and $5.2 million for the years ended December 31, 2009, 2008, and 2007, respectively. Our income tax provision (benefit) consists of federal, foreign, and state income taxes. Our effective tax rate was 38%, (367%), and 26% for the years ended December 31, 2009, 2008, and 2007, respectively.

The increase in the effective tax rate for 2009 as compared to 2008 was primarily the result of the income tax benefit recorded in 2008 associated with the reversal of the valuation allowance against our domestic deferred tax assets.

Our effective tax rate differs from the federal statutory rate due to state taxes, significant permanent differences and the change in our valuation allowances on our net deferred tax assets. Significant permanent differences arise from the portion of stock-based compensation expense that is not expected to generate a tax deduction, such as stock compensation expense on grants to certain foreign employees, our purchase plan and incentive stock options, offset by the actual tax benefits in the current periods from disqualifying dispositions of those shares.

For years prior to 2008, we recorded a full valuation allowance because of the uncertainty of the realization of the deferred tax assets. Realization of our deferred tax assets is dependent primarily upon future taxable income. In assessing the need for a valuation allowance, we have considered our historical levels of income, expectations of future taxable income and on-going tax planning strategies.

In the year ended December 31, 2008, management reevaluated the need for a full valuation allowance on its deferred tax assets as a result of cumulative profits generated in the most recent three year period as well as other positive evidence. As a result of this evaluation, we concluded that it is more likely than not that we will realize sufficient earnings to utilize a significant portion of our deferred tax assets. Accordingly, we reversed the valuation allowance against our domestic deferred tax assets and recorded a benefit of $11.7 million. This benefit was partially offset by a provision for income taxes of $3.4 million related to federal, state and local taxes. At December 31, 2008 we maintained a valuation allowance on foreign deferred tax assets.

In the year ended December 31, 2009, management reevaluated the need for a valuation allowance on our foreign deferred tax assets. As a result of this evaluation, we concluded that it is more likely than not that we will realize sufficient future taxable income to utilize our foreign deferred tax assets. Accordingly, we reversed the valuation allowance against our foreign deferred tax assets and recorded an income tax benefit of $0.7 million in 2009.

As part of our accounting for the acquisition of Mazu, we established deferred tax assets for federal net operating loss carryforwards and research and development credit carryforwards that are subject to limitation under Sections 382 and 383 of the Internal Revenue Code. Accordingly, we recorded a valuation allowance of $8.8 million related to a portion of the federal net operating loss carryforwards and research and development credit carryforwards that we do not expect to be realized. Any subsequent reduction of the valuation allowance and the recognition of the associated tax benefits will be recorded to our provision for income taxes.

We are subject to potential income tax audits on open tax years by any taxing jurisdiction which we operate in. The taxing authorities of the most significant jurisdictions are the United States Internal Revenue Service, California Franchise Tax Board and HM Revenue and Customs in the United Kingdom (UK). We do not anticipate any material adjustments to our tax provisions relating to previously filed tax returns. The statute of limitations for federal, state, and UK tax purposes are generally three, four, and three years respectively; however, we continue to carryover tax attributes prior to these periods for federal and state purposes, which would still be open for examination by the respective tax authorities. Accordingly, all years since our inception are open to tax examinations for federal and state purposes. Our UK tax returns from 2006 to the present are open for examination.

Quarterly Results of Operations

The following table sets forth our unaudited quarterly consolidated statement of operations data for each of the eight quarters ended December 31, 2009. In management’s opinion, the data has been prepared on the same basis as the audited consolidated financial statements included in this Annual Report on Form 10-K, and reflects all necessary adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of this data. The results of historical periods are not necessarily indicative of the results of operations for a full year or any future period.

	For the three months ended
(in thousands, except per share data)	2009				2008
	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31
Revenue:
Product	$77,563	$69,543	$60,314	$60,465	$67,355	$65,238	$62,607	$57,729
Support and services	35,336	32,506	30,673	27,746	24,873	21,309	18,985	15,253

Total revenue	112,899	102,049	90,987	88,211	92,228	86,547	81,592	72,982

Cost of revenue:
Cost of product	17,276	14,982	14,389	14,405	15,286	16,653	14,564	13,936
Cost of support and services	10,531	9,410	9,466	8,509	8,024	7,174	6,967	6,010

Total cost of revenue	27,807	24,392	23,855	22,914	23,310	23,827	21,531	19,946

Gross profit	85,092	77,657	67,132	65,297	68,918	62,720	60,061	53,036
Operating expenses	84,529	67,783	65,186	67,337	63,785	70,856	60,151	54,188

Operating income (loss)	563	9,874	1,946	(2,040)	5,133	(8,136)	(90)	(1,152)
Other income, net	218	141	45	638	1,455	1,287	1,472	2,300

Income (loss) before provision for income taxes	781	10,015	1,991	(1,402)	6,588	(6,849)	1,382	1,148

Provision (benefit) for income taxes	(151)	4,546	2,281	(2,376)	(16,667)	5,574	2,251	510

Net income (loss)	$932	$5,469	$(290)	$974	$23,255	$(12,423)	$(869)	$638

Net income (loss) per share basic	$0.01	$0.08	$—	$0.01	$0.33	$(0.17)	$(0.01)	$0.01

Net income (loss) per share diluted	$0.01	$0.08	$—	$0.01	$0.33	$(0.17)	$(0.01)	$0.01

Stock-based compensation expense and related payroll taxes included in above	$15,959	$13,951	$13,990	$12,808	$12,282	$13,076	$13,962	$11,269

Litigation settlement expenses included in above	$—	$—	$—	$—	$—	$11,000	$—	$—

Acquisition-related costs (credits) included in above	$7,235	$(1,809)	$(1,264)	$2,413	$—	$—	$—	$—

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

Commencing with the first shipment of our products in the second quarter of 2004, revenue has increased sequentially in all but one quarter, due to increases in the number of products and support and services sold to new and existing customers and international expansion. Cost of revenue has increased sequentially each quarter in absolute dollars, but has decreased over time as a percentage of revenue. The increase in gross margins is primarily due to higher margins on product revenue as a result of lower unit product costs. Operating expenses have increased over time, as we continued to add headcount and related costs to accommodate our growing business.

Liquidity and Capital Resources

(in thousands)	As of December 31,
	2009	2008	2007
Working capital	$281,965	$254,079	$243,640
Cash and cash equivalents	67,749	95,378	162,979
Marketable securities	257,938	172,398	83,103

	Year ended December 31,
(in thousands)	2009	2008	2007
Cash provided by operating activities	$96,487	$67,606	$46,068
Cash used in investing activities	(115,435)	(101,215)	(88,827)
Cash provided by (used in) financing activities	(8,984)	(33,515)	100,323

Cash and Cash Equivalents

Cash and cash equivalents consist of money market mutual funds, government sponsored enterprise obligations, treasury bills, commercial paper and other money market securities with remaining maturities at date of purchase of 90 days or less.

Marketable securities consist of government sponsored enterprise obligations, treasury bills and corporate bonds and notes. The fair value of marketable securities is determined as the exit price in the principal market in which we would transact. The fair value of our marketable securities has not materially fluctuated from historical cost. The accumulated unrealized gains (losses), net of tax, on marketable securities recognized in accumulated other comprehensive income (loss) in our stockholders’ equity as of December 31, 2009 is $0.2 million. The recent volatility in the credit markets has increased the risk of material fluctuations in the fair value of marketable securities.

Cash and cash equivalents and marketable securities increased by $57.9 million to $325.7 million in the year ended December 31, 2009. Cash provided by operating activities of $96.5 million and cash provided by issuance of common stock, net of cash used to net settle equity awards under our employee stock plans of $22.2 million was offset by significant cash expenditures in the year ended December 31, 2009, including $29.0 million in share repurchases, $20.5 million paid for the acquisition of Mazu, net of cash acquired, and $5.0 million used to pay down debt acquired in the acquisition of Mazu.

Pursuant to certain lease agreements and as security for our merchant services agreement with our financial institution, we are required to maintain cash reserves, classified as restricted cash. Current restricted cash totaled $1.5 million at December 31, 2009 and $0.1 million at December 31, 2008. Current restricted cash is included in prepaid and other assets in the consolidated balance sheet and consists primarily of collateral for letters of credit for the security deposit on the sublease of our corporate headquarters and is restricted until the end of the term of the sublease on August 30, 2010. Long-term restricted cash totaled $2.6 million at December 31, 2009 and $3.5 million at December 31, 2008. Long-term restricted cash is included in other assets in the consolidated balance sheets and consists primarily of funds held as collateral for letters of credit for the security deposit on the leases of our corporate headquarters and is restricted until the end of the lease terms on July 31, 2014.

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

Cash Flows from Operating Activities

Our largest source of operating cash flows is the cash collections from our customers. Our primary uses of cash from operating activities are for personnel related expenditures, product costs, outside services, and rent payments. Our cash flows from operating activities will continue to be affected principally by the extent to which we grow our revenue and spend on hiring personnel in order to grow our business. The timing of hiring sales personnel in particular affects cash flows as there is a lag between the hiring of sales personnel and the generation of revenue and related cash flows from their sales efforts.

Cash provided by operating activities was $96.5 million in the year ended December 31, 2009 compared to $67.6 million in the year ended December 31, 2008 primarily due to increased profitability after excluding the effects of non-cash stock-based compensation expense and depreciation and amortization.

Cash Flows used in Investing Activities

Cash flows used in investing activities primarily relate to investments in marketable securities, capital expenditures to support our growth and cash used in acquisitions.

Cash used in investing activities increased in the year ended December 31, 2009 compared to the year ended December 31, 2008 primarily due to the $20.5 million paid for the acquisition of Mazu, net of cash and cash equivalents acquired of $2.6 million. This was partially offset by lower purchases of marketable securities and lower capital expenditures.

Cash Flows used in Financing Activities

Cash used in financing activities was $9.0 million in the year ended December 31, 2009. Cash used for repurchases of common stock was $29.0 million in the year ended December 31, 2009 compared to $50.0 million in the year ended December 31, 2008; cash provided from the exercise of stock options was $22.2 million in the year ended December 31, 2009 compared to $11.6 million in the year ended December 31, 2008; and cash used to pay down the debt acquired in the acquisition of Mazu was $5.0 million in the year ended December 31, 2009.

On April 21, 2008, our Board of Directors authorized a Share Repurchase Program, which authorizes us to repurchase up to $100.0 million of our outstanding common stock during a period not to exceed 24 months from the Board authorization date. The Program does not require us to purchase a minimum number of shares, and may be suspended, modified or discontinued at any time. During 2009, we repurchased 1,955,000 shares of common stock under this Program for an aggregate purchase price of $29.0 million, or an average of $14.84 per share. In 2008, we repurchased 4,027,706 shares of common stock under this Program for an aggregate purchase price of approximately $50.0 million, or an average of $12.41 per share. The timing and amounts of these repurchases were based on market conditions and other factors including price, regulatory requirements and capital availability. The share repurchases were financed by available cash balances and cash from operations.

We believe that our net proceeds from operations, together with our cash balance at December 31, 2009, will be sufficient to fund our projected operating requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of expansion into new territories, the timing of introductions of new products and enhancements to existing products, and the continuing market acceptance of our products. In February 2009, we acquired Mazu Networks, Inc. for approximately $25 million of cash which was paid for from our existing cash balance. In the future, we may enter into other arrangements for potential investments in, or acquisitions of, complementary businesses, services or technologies, which could require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Contractual Obligations

The following is a summary of our contractual obligations as of December 31, 2009:

	Year ending December 31,
	Total	2010	2011	2012	2013	2014	Thereafter
	(in thousands)
Contractual Obligations
Operating leases	$29,496	$6,282	$7,773	$6,726	$5,562	$3,153	$—
Purchase obligations (1)	6,979	6,900	70	9	—	—	—
Acquisition-related contingent consideration	11,002	11,002	—	—	—	—	—

Total contractual obligations	$47,477	$24,134	$7,843	$6,735	$5,562	$3,153	$—

(1)	Represents amounts associated with agreements that are enforceable, legally binding and specify terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of payment. Obligations under contracts that we can cancel without a significant penalty are not included in the table above.

Off-Balance Sheet Arrangements

At December 31, 2009 and 2008, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes, nor did we have any undisclosed material transactions or commitments involving related persons or entities.

Other

At December 31, 2009 and 2008, we did not have commercial commitments under lines of credit, standby repurchase obligations or other such debt arrangements.

Recent Accounting Pronouncements

See Note 18 of “Notes to Consolidated Financial Statements” for recent accounting pronouncements that could have an effect on us.

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

Interest Rate Sensitivity

We had unrestricted cash and cash equivalents, and marketable securities totaling $325.7 million and $267.8 million at December 31, 2009 and 2008, respectively. Cash and cash equivalents of $67.7 million and $95.4 million at December 31, 2009 and December 31, 2008, respectively, are held for working capital purposes and include highly liquid investments with a maturity of ninety days or less at the time of purchase. Cash equivalents consist primarily of money market mutual funds, government sponsored enterprise obligations, treasury bills, and other money market securities. Marketable securities of $257.9 million and $172.4 million at December 31, 2009 and December 31, 2008, respectively, consist of government-sponsored enterprise obligations, treasury bills, FDIC-backed certificates of deposit and corporate bonds and notes.

We do not enter into investments for trading or speculative purposes. Due to the high investment quality and relatively short duration of these investments, we do not believe that we have any material exposure to changes in the fair market value as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income. The volatility in the credit markets in late 2008 through mid 2009 caused a macro shift in investments into highly liquid short-term investments such as U.S. Treasury bills. This has caused a significant decline in short-term interest rates, which resulted in a significant reduction in our investment income. In addition, the volatility in the credit markets increases the risk of write-downs of investments to fair market value.

Item 8.	Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The following financial statements are filed as part of this Annual Report on Form 10-K

REPORT OF ERNST & YOUNG LLP,

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Riverbed Technology, Inc.

We have audited the accompanying consolidated balance sheets of Riverbed Technology, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the index at Item 15(b). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Riverbed Technology, Inc. at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

As discussed in Note 18 to the consolidated financial statements, under the heading New Accounting Pronouncements, the Company adopted FASB Statement No. 141(R) Business Combinations (codified in FASB ASC Topic 805, Business Combinations) effective January 1, 2009.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Riverbed Technology, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 11, 2010 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

San Francisco, California

February 11, 2010

REPORT OF ERNST & YOUNG LLP,

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Riverbed Technology, Inc.

We have audited Riverbed Technology Inc.’s internal control over financial reporting as of December 31, 2009 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Riverbed Technology, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in Part I, Item 9A of this Annual Report on Form 10-K under the heading “Management’s Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Riverbed Technology, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Riverbed Technology, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2009 of Riverbed Technology, Inc. and our report dated February 11, 2010 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

San Francisco, California

February 11, 2010

RIVERBED TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	As of December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$67,749	$95,378
Marketable securities	257,938	172,398
Trade receivables, net of allowances of $1,693 and $770 as of December 31, 2009 and 2008, respectively	48,468	46,839
Inventory	9,742	10,637
Deferred tax asset	9,451	6,185
Prepaid expenses and other current assets	16,816	12,605

Total current assets	410,164	344,042

Fixed assets, net	21,698	21,993
Goodwill	11,312	—
Intangibles, net	19,389	—
Deferred tax assets, non-current	38,619	27,033
Other assets	4,097	5,449

Total assets	$505,279	$398,517

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,053	$18,290
Accrued compensation and benefits	18,692	13,137
Other accrued liabilities	25,976	13,342
Deferred revenue	64,478	45,194

Total current liabilities	128,199	89,963

Deferred revenue, non-current	21,972	12,967
Other long-term liabilities	2,801	1,758

Total long-term liabilities	24,773	14,725

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value — 30,000 shares authorized, no shares outstanding	—	—
Common stock and additional paid-in-capital; $0.0001 par value — 600,000 shares authorized; 70,129 and 69,145 shares issued and outstanding as of December 31, 2009 and 2008, respectively	367,236	315,882
Accumulated deficit	(14,849)	(21,934)
Accumulated other comprehensive loss	(80)	(119)

Total stockholders’ equity	352,307	293,829

Total liabilities and stockholders’ equity	$505,279	$398,517

See Notes to Consolidated Financial Statements

RIVERBED TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year ended December 31,
	2009	2008	2007
Revenue:
Product	$267,885	$252,929	$196,622
Support and services	126,261	80,420	39,784

Total revenue	394,146	333,349	236,406

Cost of revenue:
Cost of product	61,052	60,439	51,068
Cost of support and services	37,916	28,175	14,856

Total cost of revenue	98,968	88,614	65,924

Gross profit	295,178	244,735	170,482

Operating expenses:
Sales and marketing	177,487	140,653	95,652
Research and development	69,164	58,658	39,696
General and administrative	38,080	38,669	24,834
Other charges	—	11,000	—
Acquisition-related costs	104	—	—

Total operating expenses	284,835	248,980	160,182

Operating income (loss)	10,343	(4,245)	10,300

Other income
Interest income	1,945	6,806	10,068
Other expense, net	(903)	(292)	(335)

Total other income	1,042	6,514	9,733

Income before provision for income taxes	11,385	2,269	20,033
Provision (benefit) for income taxes	4,300	(8,332)	5,235

Net income	$7,085	$10,601	$14,798

Net income per common share:
Basic	$0.10	$0.15	$0.22

Diluted	$0.10	$0.14	$0.20

Shares used in computing net income per common share:
Basic	69,200	70,757	68,020

Diluted	71,540	73,267	73,244

See Notes to Consolidated Financial Statements

RIVERBED TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years ended December 31, 2009, 2008 and 2007

(in thousands)

	Common stock and additional paid-in-capital		Accumulated deficit	Accumulated other comprehensive income (loss)	Total
	Shares	Amount
Balance at December 31, 2006	66,180	$156,329	$(47,333)	$(16)	$108,980
Proceeds from follow-on stock offering, net of expenses	2,855	87,681	—	—	87,681
Common stock issued under stock plans	2,265	14,063	—	—	14,063
Reclassification of options exercised but not vested	—	313	—	—	313
Warrant exercise	32	—	—	—	—
Tax benefit from employee stock plans	—	4,284	—	—	4,284
Stock-based compensation	—	29,530	—	—	29,530
Comprehensive income:
Currency translation adjustments	—	—	—	84	84
Unrealized loss on marketable securities	—	—	—	(15)	(15)
Net income	—	—	14,798	—	14,798

Comprehensive income	—	—	—	—	14,867

Balance at December 31, 2007	71,332	292,200	(32,535)	53	259,718
Repurchase of common stock	(4,028)	(49,992)	—	—	(49,992)
Common stock issued under stock plans	1,883	13,550	—	—	13,550
Stock options repurchased	(42)	(27)	—	—	(27)
Reclassification of options exercised but not vested	—	250	—	—	250
Tax benefit from employee stock plans	—	11,451	—	—	11,451
Stock-based compensation	—	48,450	—	—	48,450
Comprehensive income:
Currency translation adjustments	—	—	—	(476)	(476)
Unrealized gain on marketable securities, net of tax	—	—	—	304	304
Net income	—	—	10,601	—	10,601

Comprehensive income	—	—	—	—	10,429

Balance at December 31, 2008	69,145	315,882	(21,934)	(119)	293,829
Repurchase of common stock	(1,955)	(29,016)	—	—	(29,016)
Common stock issued under stock plans, net of shares withheld for employee taxes	2,939	23,207	—	—	23,207
Reclassification of options exercised but not vested	—	92	—	—	92
Tax benefit from employee stock plans	—	1,816	—	—	1,816
Stock-based compensation	—	55,255	—	—	55,255
Comprehensive income:
Currency translation adjustments	—	—	—	497	497
Unrealized loss on marketable securities, net of tax	—	—	—	(458)	(458)
Net income	—	—	7,085	—	7,085

Comprehensive income	—	—	—	—	7,124

Balance at December 31, 2009	70,129	$367,236	$(14,849)	$(80)	$352,307

See Notes to Consolidated Financial Statements

RIVERBED TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2009	2008	2007
Operating Activities:
Net income	$7,085	$10,601	$14,798
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,340	7,965	4,213
Stock-based compensation	56,218	50,408	31,801
Deferred taxes	(13,517)	(32,619)	—
Excess tax benefit from employee stock plans	(2,792)	(4,909)	(850)
Changes in operating assets and liabilities:
Trade receivables	940	1,926	(32,265)
Inventory	1,341	(6,040)	(5,160)
Prepaid expenses and other assets	(2,756)	(1,489)	(2,875)
Accounts payable	(665)	994	4,563
Accruals and other liabilities	7,733	3,884	12,330
Income taxes payable	1,772	11,499	4,597
Deferred revenue	26,788	25,386	14,916

Net cash provided by operating activities	96,487	67,606	46,068

Investing Activities:
Capital expenditures	(8,978)	(12,406)	(9,709)
Purchase of available for sale securities	(375,056)	(424,864)	(129,098)
Proceeds from maturities of available for sale securities	272,818	245,312	39,000
Proceeds from sales of available for sale securities	16,250	90,743	10,980
Acquisitions, net of cash and cash equivalents acquired	(20,469)	—	—

Net cash used in investing activities	(115,435)	(101,215)	(88,827)

Financing Activities:
Proceeds from public offerings, net of expenses	—	—	87,681
Proceeds from issuance of common stock under employee stock plans	25,288	11,568	11,792
Cash used to net share settle equity awards	(3,044)	—	—
Payments for repurchases of common stock	(29,016)	(49,992)	—
Payments of debt	(5,004)	—	—
Excess tax benefit from employee stock plans	2,792	4,909	850

Net cash provided by (used in) financing activities	(8,984)	(33,515)	100,323

Effect of exchange rate changes on cash and cash equivalents	303	(477)	85

Net increase (decrease) in cash and cash equivalents	(27,629)	(67,601)	57,649
Cash and cash equivalents at beginning of period	95,378	162,979	105,330

Cash and cash equivalents at end of period	$67,749	$95,378	$162,979

Supplemental schedule of cash flow data:
Cash paid for income taxes	$14,935	$11,994	$464

See Notes to Consolidated Financial Statements

RIVERBED TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization

Riverbed Technology, Inc. was founded on May 23, 2002 and has developed innovative and comprehensive solutions to the fundamental problems of IT performance across wide area networks (WANs). Our products enable our customers to simply and efficiently improve the performance of their applications and access to their data over WANs, and provide global application performance, reporting and analytics.

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

Reclassifications

Certain reclassifications have been made to prior year amounts to conform to the current year presentation. Specifically, service inventory as of December 31, 2008 in the amount of $5.9 million has been reclassified from Other long-term assets to Prepaid expenses and other current assets on our consolidated balance sheet.

Use of Estimates

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (GAAP). These accounting principles require us to make certain estimates and judgments that can affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the periods presented. Significant estimates and assumptions made by management include the determination of the fair value of stock awards issued, the allowance for doubtful accounts, inventory valuation, the accounting for income taxes, including the determination of the timing of the release of

RIVERBED TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

our valuation allowance related to our deferred tax asset balances, the accounting for business combinations and the accounting for acquisition-related contingent consideration. We believe that the estimates and judgments upon which we rely are reasonable based upon information available to us at the time that these estimates and judgments are made. To the extent there are material differences between these estimates and actual results, our consolidated financial statements will be affected.

Subsequent Events

We have evaluated subsequent events through February 11, 2010, which is the date these consolidated financial statements were available to be issued.

Cash and Cash Equivalents

We consider all highly liquid investments purchased with original maturities at the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents are stated at cost, which approximates fair value.

Marketable Securities

We determine the appropriate classification of investments in marketable securities at the time of purchase and reevaluate such determination at each balance sheet date. The fair value of our marketable securities is determined as the exit price in the principal market in which we would transact. Securities, which are classified as available for sale at December 31, 2009, 2008 and 2007, are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. Unrealized gains and losses to date have not been material. Realized gains and losses and declines in value judged by us to be other-than-temporary on securities available for sale are included as a component of interest income (expense). The cost of securities sold is based on the specific-identification method. Interest on securities classified as available for sale is included as a component of interest income.

Allowances for Doubtful Accounts

We make judgments as to our ability to collect outstanding receivables and provide allowances for the portion of trade receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding receivables. For those receivables not specifically reviewed, provisions are provided at differing rates, based upon the age of the receivable. In determining these rates, we analyze our historical collection experience and current economic trends. The allowance for doubtful accounts was $1.7 million and $0.8 million at December 31, 2009 and 2008, respectively.

Inventory Valuation

Inventory consists of hardware and related component parts and is stated at the lower of cost (on a first-in, first-out basis) or market. A portion of our inventory relates to evaluation units located at customer locations, as some of our customers test our equipment prior to purchasing. Inventory that is obsolete or in excess of our forecasted demand is written down to its estimated realizable value based on historical usage, expected demand, and with respect to evaluation units, the historical conversion rate, the age of the units, and the estimated loss of utility. Inherent in our estimates of market value in determining inventory valuation are estimates related to economic trends, future demand for our

RIVERBED TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

products, the timing of new product introductions and technological obsolescence of our products. Inventory write-downs are recognized as cost of product and amounted to approximately $4.9 million, $6.0 million and $1.1 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Service Inventory

We hold service inventory that is used to repair or replace defective hardware reported by our customers who purchase support services. We classify service inventory as prepaid expenses and other current assets. At December 31, 2009 and 2008 our service inventory balance was $6.3 million and $5.9 million, respectively. In the years ended December 31, 2009, 2008 and 2007, we recognized $2.9 million, $2.0 million and $0.7 million, respectively, to cost of support and services relating to service inventory.

Internal-Use Software Development Costs

We capitalize qualifying costs for computer software developed for or obtained for internal-use, which are incurred during the application development stage, and amortize them over the software’s estimated useful life.

We capitalized $5.3 million, $3.5 million and $2.1 million in internal use software during the years ended December 31, 2009, 2008 and 2007, respectively. Amortization expense related to these assets totaled $2.3 million, $1.1 million and $0.3 million during the years ended December 31, 2009, 2008 and 2007, respectively. Software development costs required to be capitalized for software sold, leased, or otherwise marketed have not been material to date.

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

Goodwill, Intangible Assets and Impairment Assessments

Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets. Goodwill also includes the value of intangible assets that do not qualify for separate recognition, such as expected synergies from the combined operations. Goodwill is tested for impairment at least annually during the fourth quarter (and more frequently if certain indicators are present). In the event that we determine that the carrying value of our single reporting unit is less than the reporting unit’s fair value, we will incur an impairment charge for the amount of the difference during the quarter in which the determination is made. We performed our annual review of goodwill in the fourth quarter of 2009 and concluded that no impairment existed at December 31, 2009.

Intangible assets that are not considered to have an indefinite life are amortized over their useful lives. On a periodic basis, we evaluate the estimated remaining useful life of purchased intangible assets and whether events or changes in circumstances warrant a revision to the remaining period of

RIVERBED TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amortization. The carrying amounts of these assets are periodically reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. Recoverability of these assets is measured by comparison of the carrying amount of each asset to the future undiscounted cash flows the asset is expected to generate. In the event that we determine certain assets are not fully recoverable, we will incur an impairment charge for those assets or portion thereof during the quarter in which the determination is made.

Warranty Reserve

Upon shipment of products to our customers, we provide for the estimated cost to repair or replace products that may be returned under warranty. Our warranty period is typically 12 months from the date of shipment to the end-user customer for hardware and 90 days for software. For existing products, the reserve is estimated based on actual historical experience. For new products, the warranty reserve is based on historical experience of similar products until such time as sufficient historical data has been collected for the new product. Our warranty liability was approximately $0.7 million and $1.2 million at December 31, 2009 and 2008, respectively. The following is a summary of the warranty reserve activity for the three years ended December 31, 2009:

	Year ended December 31,
(in thousands)	2009	2008	2007
Beginning balance	$1,205	$1,089	$735
Additions charged to operations	887	1,745	2,120
Warranty costs incurred	(636)	(1,629)	(1,766)
Adjustments related to pre-existing warranties	(755)	—	—

Ending balance	$701	$1,205	$1,089

Revenue Recognition

For the majority of our products, our software is generally integrated on appliance hardware and functions together with the appliance hardware to provide the essential functionality of the product. As a result, we account for revenue in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 985-605, Software Revenue Recognition, for all transactions involving the sale of software. We recognize product revenue when all of the following have occurred: (1) we have entered into a legally binding arrangement with a customer; (2) delivery has occurred, which is when product title transfers to the customer; (3) customer payment is deemed fixed or determinable and free of contingencies and significant uncertainties; and (4) collection is probable.

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

RIVERBED TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

term of the support period. Support includes access to technical support personnel and content via the internet and telephone. Support services also include an extended warranty for the repair or replacement of defective hardware. Revenue for support services is recognized on a straight-line basis over the service contract term, which is typically one year.

We use the residual method to recognize revenue when a product agreement includes one or more elements to be delivered at a future date and vendor specific objective evidence (VSOE) of the fair value of all undelivered elements exists. Through December 31, 2009, in virtually all of our contracts, the only element that remained undelivered at the time of delivery of the product was support and updates. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the contract fee is recognized as product revenue. If evidence of the fair value of one or more undelivered elements does not exist, all revenue is generally deferred and recognized when delivery of those elements occurs or when fair value can be established. When the undelivered element for which we do not have VSOE of fair value is support, revenue for the entire arrangement is bundled and recognized ratably over the support period. VSOE of fair value for elements of an arrangement is based upon the normal pricing and discounting practices for those services when sold separately, and VSOE for support services is measured by the renewal rate offered to the customer.

Our fees are typically considered to be fixed or determinable at the inception of an arrangement, generally based on specific products and quantities to be delivered. Substantially all of our contracts do not include rights of return or acceptance provisions. To the extent that our agreements contain such terms, we recognize revenue once the acceptance provisions or right of return lapses. Payment terms to customers generally range from net 30 to 75 days. In the event payment terms are provided that differ from our standard business practices, the fees are deemed to not be fixed or determinable and revenue is recognized when the payments become due, provided the remaining criteria for revenue recognition have been met.

We assess the ability to collect from our customers based on a number of factors, including credit worthiness of the customer and past transaction history of the customer. If the customer is not deemed credit worthy, we defer revenue from the arrangement until payment is received and all other revenue recognition criteria have been met.

Stock-Based Compensation

Stock-based awards granted include stock options, restricted stock units (RSUs), and stock purchased under our Employee Stock Purchase Plan (the “Purchase Plan”). Stock-based compensation cost is measured at the grant date, based on the fair value of the awards, and is recognized as expense over the requisite service period. The cash flows resulting from the tax benefits due to tax deductions in excess of the compensation cost recognized for those options (excess tax benefit) are classified as financing activities within our statement of cash flows.

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

RIVERBED TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Although we believe the assumptions and estimates we have made have been reasonable and appropriate, they are based in part on historical experience and information obtained from management of the acquired company and are inherently uncertain. Examples of critical estimates in accounting for acquisitions include but are not limited to:

•

the estimated fair value of the acquisition-related contingent consideration, which is performed using a probability-weighted discounted cash flow model based upon the forecasted achievement of post acquisition bookings targets;

•	the future expected cash flows from product sales, support agreements, consulting contracts, other customer contracts and acquired developed technologies and patents; and

•	the discount rates.

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

As part of the process of preparing our consolidated financial statements, we are required to estimate our income tax expense and tax contingencies in each of the tax jurisdictions in which we operate. This process involves estimating current income tax expense together with assessing temporary differences in the treatment of items for tax purposes versus financial accounting purposes that may create net deferred tax assets and liabilities. We rely on estimates and assumptions in preparing our income tax provision.

We consider many factors when assessing the likelihood of future realization of our deferred tax assets, including our recent earnings experience by jurisdiction, expectations of future taxable income, and the carryforward periods available to us for tax reporting purposes, as well as other relevant factors. We may establish a valuation allowance to reduce deferred tax assets to the amount we believe is more likely than not to be realized. Due to inherent complexities arising from the nature of our businesses, future changes in income tax law, or variances between our actual and anticipated operating results, we make certain judgments and estimates. Therefore, actual income taxes could materially vary from these estimates.

We are subject to periodic audits by the Internal Revenue Service and other taxing authorities. These audits may challenge certain tax positions we have taken, such as the timing and amount of

RIVERBED TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

deductions and allocation of taxable income to the various tax jurisdictions. The accounting for income tax contingencies may require significant management judgment in estimating final outcomes. Actual results could differ materially from these estimates and could significantly affect the effective tax rate and cash flows in future years. As of December 31, 2009, we have $2.6 million recorded for such contingencies and have recognized a decrease in our deferred tax asset of $1.6 million. We have elected to record interest and penalties in the financial statements as a component of income taxes.

Concentrations of Risk

Financial instruments that are potentially subject to concentrations of credit risk consist primarily of cash, cash equivalents, marketable securities, and trade receivables. Investment policies have been implemented that limit investments to investment grade securities and the average portfolio maturity is less than six months. The risk with respect to trade receivables is mitigated by credit evaluations we perform on our customers and by the diversification of our customer base. No customer represented more than 10% of our revenue for the years ended December 31, 2009, 2008 or 2007.

We outsource the production of our inventory to third-party manufacturers. We rely on purchase orders or long-term contracts with our contract manufacturers. At December 31, 2009, we had no long-term contractual commitment with any manufacturer; however, we did have a 90 day commitment totaling $5.8 million.

Foreign Currency Translation

While the majority of our revenue contracts are denominated in U.S. dollars, we incur certain operating expenses in various foreign currencies. The functional currency of our foreign operations is the local country’s currency. Consequently, expenses of operations outside the U.S. are translated into U.S. dollars using average exchange rates for the period reported while assets and liabilities of operations outside the U.S. are translated into U.S. dollars using end of period exchange rates. Foreign currency translation adjustments not affecting net income are included in stockholders’ equity as a component of accumulated other comprehensive income (loss) in the accompanying consolidated balance sheets. The revaluation effect of foreign currency fluctuations on intercompany balances is recorded to foreign currency gain (loss) and included in other income (expense) in the accompanying consolidated statements of operations. Foreign currency losses included in other income (expense) for the years ended December 31, 2009, 2008 and 2007, were $0.7 million, $0.3 million and $0.3 million, respectively.

Advertising

Advertising costs are expensed as incurred. Adverting expenses recorded as marketing expenses were $1.1 million, $1.2 million and $2.4 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Cooperative advertising obligations with customers are accrued and the costs expensed at the time the related revenue is recognized. Cooperative advertising expenses are recorded as marketing expenses to the extent that an advertising benefit separate from the revenue transaction can be identified and the cash paid does not exceed the fair value of that advertising benefit received. Otherwise, such cooperative advertising obligations with customers are recorded as a reduction of revenue. Cooperative advertising expenses recorded as a reduction of revenue were $3.1 million, $0.3 million and zero in the years ended December 31, 2009, 2008 and 2007, respectively.

RIVERBED TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Research and Development

All costs to develop our products are expensed as incurred.

2.     ACQUISITION

We acquired Mazu Networks, Inc. (Mazu) on February 19, 2009 (the “acquisition date”), by means of a merger of a wholly-owned subsidiary with and into Mazu, such that Mazu became a wholly-owned subsidiary of ours. The results of Mazu’s operations have been included in the consolidated financial statements since the acquisition date. We acquired Mazu, among other reasons, to meet enterprise and service provider customer demands by extending our suite of WAN optimization products to include global application performance, reporting and analytics. The estimated acquisition date fair value of consideration transferred, assets acquired and the liabilities assumed for Mazu are presented below and represent our best estimates.

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

A liability was recognized for an estimate of the acquisition date fair value of the acquisition-related contingent consideration based on the probability of achievement of the bookings target. Any change in the fair value of the acquisition-related contingent consideration subsequent to the acquisition date, including changes from events after the acquisition date, such as changes in our estimate of the bookings that are expected to be achieved, will be recognized in earnings in the period the estimated fair value changes. The fair value estimate is based on the probability weighted bookings to be achieved over the Earn-Out period. Actual achievement of bookings below $16.0 million would reduce the liability to zero and achievement of bookings of $35.0 million or more would increase the liability to $16.6 million. A change in fair value of the acquisition-related contingent consideration could have a material effect on the statement of operations and financial position in the period of the change in estimate. During the year ended December 31, 2009, we recorded a gain of $1.3 million, due to our change in estimate of the fair value of acquisition-related contingent consideration to stockholders.

RIVERBED TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Allocation of Consideration Transferred

The identifiable assets acquired and liabilities assumed were recognized and measured as of the acquisition date, February 19, 2009, based on their estimated fair values. The excess of the acquisition date fair value of consideration transferred over estimated fair value of the net tangible assets and intangible assets was recorded as goodwill.

The following table summarizes the estimated fair values of the assets and liabilities assumed at the acquisition date.

(in thousands)
Cash and cash equivalents	$2,582
Accounts receivable	2,569
Other tangible assets	1,900
Intangible assets	23,500

Total identifiable assets acquired	30,551
Accounts payable and other liabilities	(2,399)
Loan payable	(5,004)
Deferred revenue	(1,500)

Total liabilities assumed	(8,903)

Net identifiable assets acquired	21,648
Goodwill	11,312

Net assets acquired	$32,960

Intangible Assets

Management engaged a third-party valuation firm to assist in the determination of the fair value of the intangible assets. In our determination of the fair value of the intangible assets we considered, among other factors, the best use of acquired assets, analyses of historical financial performance and estimates of future performance of Mazu’s products. The fair values of identified intangible assets were calculated considering market participant expectations and using an income approach and estimates and assumptions provided by Mazu’s and our management. The rates utilized to discount net cash flows to their present values were based on a weighted average cost of capital of 19%. This discount rate was determined after consideration of the rate of return on debt capital and equity that typical investors would require in an investment in companies similar in size and operating in similar markets as Mazu. The following table sets forth the components of identified intangible assets associated with the Mazu acquisition and their estimated useful lives:

(in thousands)	Useful life	Fair Value
Existing technology	5 years	$12,100
Patents	5 years	2,700
Maintenance agreements	5 years	6,100
Customer contracts	5 years	2,000
Trademarks	3 years	600

Total intangible assets		$23,500

RIVERBED TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Goodwill

Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets. Of the total estimated purchase price, $11.7 million was initially allocated to goodwill. During the year ended December 31, 2009 we finalized the 2008 Mazu income tax return and adjusted goodwill by $0.4 million to $11.3 million.

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

Pre-Acquisition Contingencies

We have evaluated and continue to evaluate the pre-acquisition contingencies related to Mazu that existed as of the acquisition date. If any pre-acquisition contingencies that existed as of the acquisition date become probable in nature and estimable, amounts for such matters will be recorded in our results of operations.

Acquisition-related Contingent Consideration

We estimated the fair value of the acquisition-related contingent consideration using a probability-weighted discounted cash flow model. This fair value measurement is based on significant inputs not observed in the market and thus represents a Level 3 measurement. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect our own

RIVERBED TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assumptions in measuring fair value. The fair value of the acquisition-related contingent consideration to be distributed directly to the Mazu selling shareholders was originally estimated at the acquisition date to be $9.9 million. As of December 31, 2009, the estimated fair value of the acquisition-related contingent consideration liability was reduced to $8.6 million, primarily due to a reduction in the probability-weighted bookings estimate, discounted at 13%. The reduction in our fair value estimate resulted in a net gain of $1.3 million in the year ended December 31, 2009, and was recorded in Acquisition-related costs in the Consolidated Statement of Operations. The contractual earn-out formula is tiered with significant increases in consideration at each tier. If actual bookings achieve the next tier of consideration, the contingent consideration would increase by $2.2 million or more. If actual bookings do not achieve the next tier of consideration, the contingent consideration would decrease by $4.3 million. The resulting increase or decrease in the acquisition-related contingent consideration will be recognized in earnings during the three months ended March 31, 2010.

The fair value of acquisition-related contingent consideration to be paid to the former employees of Mazu (“acquisition-related compensation costs”), originally estimated at $3.8 million at the acquisition date, is considered compensatory and will be recognized as compensation cost recorded in operating expense over the Earn-Out period, provided that such former Mazu employees are employees of Riverbed at the time the acquisition-related compensation costs is earned. As of December 31, 2009 the estimated fair value of the acquisition-related compensation costs was reduced to $3.0 million, due to a reduction in the probability-weighted bookings estimate. The estimated fair value of the acquisition-related compensation costs is considered compensatory and will be recognized over the service period from February 19, 2009 to March 31, 2010. During the year ended December 31, 2009, we recognized $2.4 million of acquisition-related compensation costs. If actual bookings achieve the next tier of consideration per the earn-out formula, the acquisition-related compensation costs would increase by $0.6 million, or more. If actual bookings do not achieve the next tier of consideration, the acquisition-related compensation costs would decrease by $1.4 million. The adjusted remaining unamortized acquisition-related compensation costs will be recognized in earnings during the three months ended March 31, 2010.

The following table shows the acquisition-related compensation costs recognized in operating expenses for the years ended December, 2009, 2008 and 2007, respectively:

(in thousands)	Year ended December 31, 2009

Sales and marketing	$970
Research and development	856
General and administrative	534

Total acquisition-related compensation costs	$2,360

Acquisition-related Costs

Acquisition-related costs recognized during the year ended December 31, 2009 include changes in the fair value of the acquisition-related contingent consideration, transaction costs and integration-related costs. During the year ended December 31, 2009, we recorded a net charge of $0.1 million, which included the cumulative changes in fair value of the acquisition-related contingent consideration to be paid directly to the Mazu shareholders of $1.3 million, offset by transaction costs such as legal, accounting, valuation and other professional services of $0.6 million and integration-related costs of $0.8 million.

RIVERBED TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the acquisition-related costs recognized in the year ended December 31, 2009:

(in thousands)	Year ended December 31, 2009

Transaction costs	$595
Severance	412
Integration costs	364
Change in fair value of acquisition-related contingent consideration	(1,267)

Acquisition-related costs	$104

Results of Operations

The amount of revenue and operating loss of Mazu included in our consolidated statement of operations from the acquisition date to the period ended December 31, 2009 were as follows:

(in thousands)	Year ended December 31, 2009
Revenue	$9,713
Operating loss	$(5,048)

Unaudited Pro Forma Financial Information for Mazu Acquisition

The following table presents our pro forma results (including Mazu) for each of the two years in the period-ended December 31, 2009 as though the companies had been combined as of the beginning of each of the periods presented. The pro forma information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of each period presented. The pro forma results presented include acquisition-related costs, amortization charges for acquired intangible assets, eliminations of intercompany transactions, adjustments to interest expense and related tax effects.

	Year ended December 31,
(in thousands)	2009	2008
Total revenue	$395,661	$347,953
Operating income (loss)	$7,366	$(17,523)

3.    NET INCOME PER COMMON SHARE

Basic net income per common share is computed by dividing net income by the weighted average number of vested common shares outstanding during the period. Diluted net income per common share is computed by giving effect to all potential dilutive common shares, including stock awards and common stock subject to repurchase.

RIVERBED TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the computation of income per share:

	Year ended December 31,
(in thousands, except per share data)	2009	2008	2007
Net income	$7,085	$10,601	$14,798

Weighted average common shares outstanding — basic	69,200	70,757	68,020
Dilutive effect of employee stock plans	2,340	2,510	5,224

Weighted average common shares outstanding — diluted	71,540	73,267	73,244

Basic net income per share	$0.10	$0.15	$0.22

Diluted net income per share	$0.10	$0.14	$0.20

The following weighted average outstanding options and RSUs were excluded from the computation of diluted net income per common share for the periods presented because including them would have had an anti-dilutive effect:

(in thousands)	Year ended December 31,
	2009	2008	2007
Total potential shares of common stock excluded from the computation of earning per share (1)	9,168	8,642	3,440

(1)	Stock options outstanding with an exercise price higher than our average stock price for the periods presented, represent out-of-the-money awards and are excluded from the calculations of the diluted net income per share since the effect would have been anti-dilutive under the treasury stock method.

4.    FAIR VALUE OF ASSETS AND LIABILITIES

As of December 31, 2009, the fair value measurements of our cash and cash equivalents, marketable securities and acquisition-related contingent consideration consisted of the following:

(in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Corporate bonds and notes	$24,758	$—	$24,758	$—
Money market funds	36,172	36,172	—	—
Cash	6,819	—	—	—

Total cash and cash equivalents	$67,749	$36,172	$24,758	$—

Corporate bonds and notes	$33,072	$—	$33,072	$—
U.S. government backed securities	48,984	48,984	—	—
U.S. government-sponsored enterprise obligations	167,963	—	167,963	—
FDIC-backed certificates of deposit	7,919	7,919	—	—

Total marketable securities	$257,938	$56,903	$201,035	$—

Liabilities:

Acquisition-related contingent consideration	$11,002	$—	$—	$11,002

RIVERBED TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2008, the fair value measurements of our cash and cash equivalents, and marketable securities consisted of the following:

(in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Corporate bonds and notes	$16,783	$—	$16,783	$—
Money market funds	73,877	73,877	—	—
Cash	4,718	—	—	—

Total cash and cash equivalents	$95,378	$73,877	$16,783	$—

Corporate bonds and notes	$33,487	$—	$33,487	$—
U.S. government backed securities	69,829	69,829	—	—
U.S. government-sponsored enterprise obligations	69,082	—	69,082	—

Total marketable securities	$172,398	$69,829	$102,569	$—

As of December 31, 2009 and 2008, the marketable securities are recorded at amortized cost, which approximates fair market value. All investments mature in one year or less.

(in thousands)	Fair Value	Unrealized Gains	Unrealized Losses
Corporate bonds and notes	$19,570	$11	$—
Corporate bonds and notes	13,502	—	(6)
U.S. government backed securities	27,091	17	—
U.S. government backed securities	21,893	—	(8)
U.S. government-sponsored enterprise obligations	118,366	72	—
U.S. government-sponsored enterprise obligations	49,597	—	(61)
FDIC-backed certificates of deposit	4,083	3	—
FDIC-backed certificates of deposit	3,836	—	(4)

Total marketable securities at December 31, 2009	$257,938	$103	$(79)

Corporate bonds and notes	$33,487	$39	$—
U.S. government backed securities	65,839	259	—
U.S. government backed securities	3,990	—	(1)
U.S. government-sponsored enterprise obligations	52,815	203	—
U.S. government-sponsored enterprise obligations	16,267	—	(28)

Total marketable securities at December 31, 2008	$172,398	$501	$(29)

Proceeds from the sales of available-for-sale securities were $16.3 million, $90.7 million and $11.0 million in the years ended December 31, 2009, 2008 and 2007, respectively. Gross realized gains or losses recorded on those sales during 2009, 2008 and 2007, were insignificant. Unrealized holding gains and (losses), net of tax, on available-for-sale securities in the amount of ($0.5) million, and $0.3 million and ($15,000) as of December 31, 2009, 2008 and 2007, respectively, have been included in accumulated other comprehensive income (loss).

We evaluate investments with unrealized losses to determine if the losses are other than temporary. The gross unrealized losses were primarily due to changes in interest rates. We have determined that the gross unrealized losses at December 31, 2009 are temporary. In making this determination, we considered the financial condition and near-term prospects of the issuers, the

RIVERBED TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

magnitude of the losses compared to the investments’ cost, the length of time the investments have been in an unrealized loss position and our intent and ability to hold the investment to maturity. Investments with unrealized losses have been in an unrealized loss position for less than a year.

Cash, Cash Equivalents and Marketable Securities

Cash and cash equivalents consist primarily of highly liquid investments in money market mutual funds, government sponsored enterprise obligations, treasury bills, commercial paper and other money market securities with remaining maturities at date of purchase of 90 days or less. The carrying value of cash and cash equivalents at December 31, 2009 and 2008 was $67.7 million and $95.4 million, and the weighted average interest rates were 0.4% and 2.6%, respectively. The carrying value approximates fair value at December 31, 2009 and 2008.

Marketable securities, which are classified as available for sale at December 31, 2009, are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. Marketable securities consist of government sponsored enterprise obligations, treasury bills, FDIC-backed certificates of deposit and corporate bonds and notes. The fair value of our marketable securities is determined as the exit price in the principal market in which we would transact. Level 1 instruments are valued based on quoted market prices in active markets and include treasury bills, money market funds and FDIC-backed certificates of deposit. Level 2 instruments are valued based on quoted prices in markets that are not active, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency and include corporate bonds and notes and government sponsored enterprise obligations. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect our own assumptions in measuring fair value. We have no marketable securities valued as Level 3 instruments.

Restricted Cash

Pursuant to certain lease agreements and as security for our merchant services agreement with our financial institution, we are required to maintain cash reserves, classified as restricted cash. Current restricted cash totaled $1.5 million at December 31, 2009 and $0.1 million at December 31, 2008. Current restricted cash is included in prepaid and other assets in the consolidated balance sheet and consists primarily of collateral for letters of credit for the security deposit on the sublease of our corporate headquarters and is restricted until the end of the term of the sublease on August 30, 2010. Long-term restricted cash totaled $2.6 million at December 31, 2009 and $3.5 million at December 31, 2008. Long-term restricted cash is included in other assets in the consolidated balance sheets and consists primarily of funds held as collateral for letters of credit for the security deposit on the leases of our corporate headquarters and is restricted until the end of the lease terms on July 31, 2014.

RIVERBED TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.    INVENTORY

Inventories consist primarily of hardware and related component parts and evaluation units located at customer locations, and are stated at the lower of cost (on a first-in, first-out basis) or market. Inventory is comprised of the following:

(in thousands)	As of December 31,
	2009	2008
Raw materials	$625	$544
Finished goods	5,892	7,545
Evaluation units	3,225	2,548

Total	$9,742	$10,637

6.    GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets. We consider the acquired business an addition to our product portfolio and not an additional reporting unit or operating segment. Goodwill is tested for impairment at least annually (more frequently if certain indicators are present). In the event that management determines that the value of goodwill has become impaired, we will incur an accounting charge for the amount of impairment during the quarter in which the determination is made. We record goodwill adjustments for the effect on goodwill due to changes to net assets acquired during the measurement period, which is generally up to one year from the date of acquisition. Goodwill at December 31, 2009 was $11.3 million. None of the goodwill is expected to be deductible for income tax purposes.

The following is a summary of the goodwill activity during the year ended December 31, 2009:

(in thousands)	Year ended December 31, 2009
Beginning balance	$—
Acquisition of Mazu	11,711
Goodwill adjustments	(399)

Ending balance	$11,312

Intangible Assets

Intangible assets consisted of the following:

(in thousands)	Useful life	As of December 31, 2009
		Gross	Accumulated Amortization	Net
Existing technology	5 years	$12,100	$(2,082)	$10,018
Patents	5 years	2,700	$(464)	2,236
Maintenance agreements	5 years	6,100	$(1,049)	5,051
Customer contracts	5 years	2,000	$(344)	1,656
Trademarks	3 years	600	$(172)	428

Total intangible assets		$23,500	$(4,111)	$19,389

RIVERBED TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortization expense was $4.1 million for the year ended December 31, 2009.

Estimated future amortization expense related to the above intangible assets at December 31, 2009 is as follows:

Fiscal Year	In thousands
2010	$4,780
2011	4,780
2012	4,608
2013	4,580
2014	641
Thereafter	—

Total	$19,389

7.    FIXED ASSETS

Fixed assets are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets, which is typically two to five years. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or estimated useful life of the asset. Repair and maintenance costs are expensed as incurred.

Fixed assets consisted of the following:

(in thousands)	Estimated Useful Lives	As of December 31,
		2009	2008
Computer hardware and equipment	3 years	$19,070	$15,641
Leasehold improvements	2-5 years	10,052	9,432
Furniture and fixtures	3 years	4,583	4,332
Software	2-5 years	12,338	7,057

Total fixed assets		46,043	36,462
Accumulated depreciation and amortization		(24,345)	(14,469)

Fixed assets, net		$21,698	$21,993

Depreciation and amortization expense of fixed assets was $10.1 million, $7.9 million and $4.2 million for the years ended December 31, 2009, 2008 and 2007, respectively.

8.    OTHER ACCRUED LIABILITIES

Other accrued liabilities consisted of the following:

(in thousands)	As of December 31,
	2009	2008
Deferred rent liability	$5,684	$4,783
Acquisition-related contingent consideration	11,002	—
Other accrued liabilities	9,290	8,559

Total other accrued liabilities	$25,976	$13,342

RIVERBED TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.    DEFERRED REVENUE

Deferred revenue consisted of the following:

(in thousands)	As of December 31,
	2009	2008
Product	$5,264	$4,987
Support and services	81,186	53,174

Total deferred revenue	$86,450	$58,161

Reported as:
Deferred revenue, current	$64,478	$45,194
Deferred revenue, non-current	21,972	12,967

Total deferred revenue	$86,450	$58,161

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

10.    GUARANTEES

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

RIVERBED TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.    LEASE COMMITMENTS

We lease our facilities under non-cancelable operating lease agreements. Future minimum commitments for these operating leases in place as of December 31, 2009 with a remaining non-cancelable lease term in excess of one year are as follows:

(in thousands)	December 31, 2009
2010	$6,282
2011	7,773
2012	6,726
2013	5,562
2014	3,153
Thereafter	—

Total	$29,496

The terms of certain lease agreements provide for rental payments on a graduated basis. We recognize rent expense on the straight-line basis over the lease period and have accrued for rent expense incurred but not paid. Rent expense under operating leases was $8.2 million, $7.1 million and $5.3 million for the years ended December 31, 2009, 2008 and 2007, respectively.

On September 26, 2006, we entered into an Agreement of Sublease (Sublease) for our corporate headquarters, and on March 21, 2007 entered into another lease agreement to expand our corporate headquarters as well as extend the term of the existing Sublease mentioned above. The terms of the leases are from February 1, 2007 and March 31, 2007, respectively, to July 31, 2014, with two five year renewal options. The aggregate minimum lease commitment for the combined leases is $16.4 million and is included in the table above. We have entered into two letters of credit totaling $3.5 million to serve as security deposits for the leases, which is included in other current assets and other assets in the consolidated balance sheet.

On July 3, 2007, we entered into a lease agreement for office space in Sunnyvale, California. The term of the lease is for five years and seven months, with two five year renewal options, commencing on January 1, 2008. The aggregate minimum lease commitment is $3.1 million and is reflected in the table above. On July 2, 2007, we entered into a letter of credit in the amount of $0.5 million to serve as the security deposit for the lease.

On February 29, 2009, we entered into a lease agreement for office space in Boston, Massachusetts. The term of the lease is five years, with one five year renewal option, commencing on March 1, 2009. The aggregate minimum lease commitment is $1.9 million and is reflected in the table above.

In the year ended December 31, 2009, we entered into two lease agreements for co-location space. Each of the leases extends five years with an aggregate minimum commitment totaling $4.6 million, which is reflected in the table above.

RIVERBED TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.    COMMON STOCK

Stock Plans

In July 2002, our Board of Directors adopted the 2002 Stock Plan (the “2002 Plan”). In April and May 2006, our Board of Directors approved the 2006 Equity Incentive Plan (the “2006 Plan”), the Purchase Plan and the 2006 Director Stock Option Plan, which became effective upon our IPO. In September 2006, all shares of common stock available for grant under the 2002 Plan transferred to the 2006 Plan.

The Plans provide for automatic replenishments as follows:

•

2006 Plan — increased on January 1 of each year for five years, beginning in 2007, by a number equal to the lesser of (i) 4,000,000 shares or (ii) 5% of the shares of common stock outstanding at that time or (iii) the number of shares determined by the Board.

•

2006 Employee Stock Purchase Plan — increased on January 1 of each year for the term of the 2006 Employee Stock Purchase Plan by a number of shares equal to the lesser of (i) 750,000 shares or (ii) 1% of the shares of common stock outstanding at that time or (iii) the number of shares determined by the Board.

•	2006 Director Stock Option Plan — increased on January 1 of each year for the term of the 2006 Director Stock Option Plan by 250,000 shares.

In February 2009, our Board of Directors adopted the 2009 Inducement Equity Inventive Plan (the “2009 Plan”). The objective of the 2009 Plan is to provide incentives to attract, retain, and motivate eligible persons whose potential contributions are important to promote our long-term success and the creation of stockholder value. The 2009 Plan is intended to comply with NASDAQ Rule 4350(i)(1)(A)(iv), which governs granting certain awards as a material inducement to an individual entering into employment with us. The 2009 Plan may be used for new hire equity grants should the Board of Directors determine to do so in the future.

As of December 31, 2009, 2,152,770 shares were available for grant under the 2006 Plan and the 2006 Director Plan. As of December 31, 2009, 1,173,850 shares were available for grant under the 2009 Plan.

Share-Based Payments Valuation Assumptions

The fair value of options granted and Purchase Plan shares granted was estimated at the date of grant using the following assumptions:

	Year ended December 31,
	2009	2008	2007
Employee Stock Options (1)
Expected life in years	4.5	4.5	4.5 - 6.0
Risk-free interest rate	1.5% - 2.1%	2.5% - 3.1%	3.4% - 4.9%
Volatility	50% - 52%	50% - 51%	51% - 62%
Weighted average fair value of grants	$7.14	$6.84	$17.54

(1)	Assumptions used in 2008 exclude the assumptions used related to the modification accounting associated with the Tender Offer. Such assumptions include an expected life of 2.5 years to 3.6 years, a risk-free interest rate of 2.4% to 2.6% and a volatility of 48% to 49%.

RIVERBED TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year ended December 31,
	2009	2008	2007
Purchase Plan
Expected life in years	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Risk-free interest rate	0.15% - 0.93%	1.3% - 2.4%	4.0% - 5.0%
Volatility	48% - 83%	47% - 71%	38% - 46%
Weighted average fair value of grants	$8.71	$5.09	$11.36

We estimated the fair value of stock options granted using the Black-Scholes option-pricing formula and a single option award approach. This model utilizes the estimated fair value of common stock and requires that, at the date of grant, we use the expected term of the option, the expected volatility of the price of our common stock, risk-free interest rates and expected dividend yield of our common stock. The fair value is amortized on a straight-line basis over the requisite service periods of the awards, which is generally three to four years.

The expected term represents the period that stock-based awards are expected to be outstanding. For the years ended December 31, 2009, 2008 and 2007, we have elected to use the simplified method of determining the expected term of stock options due to our insufficient historical exercise data. The computation of expected volatility for stock options for the years ended December 31, 2009, 2008 and 2007, is based on the historical volatility of comparable companies from a representative peer group selected based on industry, financial and market capitalization data. The computation of expected volatility for the Purchase Plan for the year ended December 31, 2009, is based on our historical volatility. The computation of expected volatility for the Purchase Plan for the years ended December 31, 2008 and 2007, is based on historical volatility of comparable companies. Management estimated expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest.

Stock Options

Options issued under our stock option plans are generally for periods not to exceed 10 years and are issued with an exercise price equal to the market value of our common stock on the date of grant, as determined by the last sale price of such stock on the Nasdaq Global Select Market. Options typically vest either 25% of the shares one year after the options’ vesting commencement date and the remainder ratably on a monthly basis over the following three years, or ratably on a monthly basis over four years. Options granted under the 2002 Plan prior to May 31, 2006 have a maximum term of ten years, and beginning May 31, 2006 have a maximum term of seven years. Options granted under the 2006 Plan have a maximum term of seven years. Options granted under the 2006 Director Option Plan prior to March 4, 2008 have a maximum term of ten years, and options granted beginning March 4, 2008 have a maximum term of seven years. Options granted under the 2009 Plan have a maximum term of seven years.

Options granted under the 2002 Plan to the employees in the U.S. prior to March 28, 2006 were immediately exercisable. For options granted beginning March 28, 2006, optionees may only exercise vested shares. Any unvested stock issued upon early exercise under the 2002 Plan were subject to repurchase by us. Grants made pursuant to the 2006 Plan do not provide for the early exercise of options. At December 31, 2009, no shares were subject to repurchase.

As of December 31, 2009, total compensation cost related to stock options granted to employees and directors but not yet recognized was $58.8 million, net of estimated forfeitures of $14.6 million.

RIVERBED TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

This cost will be recognized on a straight-line basis over the remaining weighted-average service period of 2.27 years. Stock-based compensation recognized in the years ended December 31, 2009, 2008 and 2007 was $39.0 million, $36.9 million and $18.9 million, respectively. In addition, during the years ended December 31, 2009, 2008 and 2007, we amortized $1.0 million, $2.0 million and $2.3 million, respectively, of deferred compensation expense, net of reversals for terminations, related to options valued under the intrinsic method.

The following table summarizes information about stock options activity under all stock option plans:

(in thousands, except per share amounts)	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance, December 31, 2008	13,285	$14.67	5.49	$23,174
Granted	1,519	$16.24
Exercised	(1,609)	$8.65
Forfeited or expired	(728)	$15.02

Balance, December 31, 2009	12,467	$15.62	4.84	$103,139

Exercisable	6,337	$14.73	4.63	$59,360

Vested and expected to vest	11,935	$15.58	4.83	$99,571

The range of exercise prices for options outstanding at December 31, 2009 was $0.05 to $42.78.

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
		(in years)
$0.05 – $6.50	2,262	5.60	$4.90	1,937	$4.71
$6.51 – $14.38	3,824	5.33	$13.16	1,245	$13.59
$14.38 – $17.95	4,291	3.68	$17.65	2,324	$17.79
$17.96 – $42.78	2,090	5.50	$27.56	831	$31.25

$0.05 – $42.78	12,467	4.84	$15.62	6,337	$14.73

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the closing price of our common stock at December 31, 2009. During the years ended December 31, 2009, 2008 and 2007, the aggregate intrinsic value of stock option awards exercised was $15.9 million, $13.7 million, and $50.0 million, respectively, determined at the date of option exercise.

The weighted average grant-date fair value of options granted for the years ended December 31, 2009, 2008 and 2007, was $7.14, $6.84, and $17.54, respectively.

During the second quarter of 2008, we filed a Tender Offer Statement on Schedule TO with the SEC pursuant to which we extended an offer to non-section 16 reporting employees to exchange up to an aggregate of 5,511,495 options to purchase shares of our common stock, whether vested or

RIVERBED TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

unvested. Options granted prior to May 1, 2008 with an exercise price greater than 120% of the closing market price on April 30, 2008 were eligible to be tendered pursuant to the offer. The closing market price on April 30, 2008 was $13.67. In accordance with the Tender Offer (the “TO”), the number of new options issued was based on an exchange ratio of 0.85 new shares for each share exchanged based on the number of options tendered. A total of 5,246,325 options were tendered and cancelled, and a total of 4,459,392 options were granted on May 30, 2008 at $17.95 per share. The new options retained the vesting schedule of the options exchanged. The TO was subject to modification accounting whereby the total compensation cost measured at the date of modification was the portion of the grant-date fair value of the original award for which the requisite service was expected to be rendered (or had already been rendered) at that date plus the incremental cost resulting from the modification. The incremental cost resulting from the modification is measured as the excess of the fair value of the modified award over the fair value of the original award immediately before its terms were modified. The incremental fair value of $5.5 million for the new awards was computed using an expected life of 2.5 years to 3.6 years, a risk-free interest rate of 2.4% to 2.6% and a volatility of 48% to 49%. The $407,000 incremental fair value of the vested awards was recognized as compensation expense on the modification date in 2008. The $5.1 million incremental fair value of the unvested awards is being amortized over the remaining service period.

Restricted Stock Units

In the year ended December 31, 2009, we granted RSUs covering 2.5 million shares of common stock to our employees under the 2006 Plan, which included performance-based RSUs to eligible executives covering 1.2 million shares of common stock. We expense the cost of RSUs, which is determined to be the fair market value of the shares of our common stock at the date of grant, ratably over the service period.

The number of performance-based RSUs that vest is variable based upon meeting certain annual performance targets, and require the eligible executives to be employed by us for up to three years from the date of grant. As of December 31, 2009, the annual performance achievement and the related performance-based RSUs that were earned were determined. In connection with the performance-based RSUs, we recorded stock compensation expense in operating expenses in the amount of $3.5 million, for the year ended December 31, 2009. No expense was recorded in 2008 and 2007 for performance-based RSUs.

RSUs generally vest over a period of three to four years from the date of grant. Until vested, RSUs do not have the voting rights of common stock and the shares underlying the awards are not considered issued and outstanding.

As of December 31, 2009, total unrecognized compensation cost related to nonvested RSUs to employees and directors but not yet recognized was $29.6 million, net of estimated forfeitures of $6.1 million. This cost will be recognized over the remaining weighted-average service period of 2.67 years. Amortization in the years ended December 31, 2009, 2008 and 2007 was $9.1 million, $1.9 million and zero, respectively.

RIVERBED TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about nonvested stock awards as of December 31, 2009:

(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value
Balance, December 31, 2008	831	$14.38
Granted	2,531	$15.21
Vested	(401)	$13.63
Forfeited	(112)	$16.78

Balance, December 31, 2009	2,849	$15.11

The weighted average grant-date fair value of RSUs granted in the years ended December 31, 2009 and 2008 were $15.21 and $14.38, respectively. No RSUs were granted in the year ended December 31, 2007.

Stock Purchase Plan

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

In the year ended December 31, 2009, there was $6.4 million of total compensation cost, net of estimated forfeitures, left to be amortized under our Purchase Plan, which will be amortized over the remaining Purchase Plan offering period, which is up to 19 months. Amortization in the years ended December 31, 2009, 2008 and 2007 was $7.1 million, $9.6 million and $10.6 million, respectively.

As of December 31, 2009, 839,387 shares were available under the Purchase Plan.

Share Repurchase Program

On April 21, 2008, our Board of Directors authorized a Share Repurchase Program (the “Program”), which authorizes us to repurchase and retire up to $100.0 million of our outstanding common stock during a period not to exceed 24 months from the Board authorization date. The Program does not require us to purchase a minimum number of shares, and may be suspended, modified or discontinued at any time. For the year ended December 31, 2009, we repurchased 1,955,000 shares of common stock under this Program on the open market for an aggregate purchase price of approximately $29.0 million, or an average of $14.84 per share. In 2008, we repurchased 4,027,706 shares of common stock under this Program for an aggregate purchase price of approximately $50.0 million, or an average of $12.41 per share. The timing and amounts of these purchases were based on market conditions and other factors including price, regulatory requirements and capital availability. The share repurchases were financed by available cash balances and cash from operations.

RIVERBED TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.    INCOME TAXES

A geographical breakdown of income before provision for income taxes is shown in the following table:

	Year ended December 31,
(in thousands)	2009	2008	2007
Domestic	$19,842	$8,022	$23,340
Foreign	(8,457)	(5,753)	(3,307)

Total	$11,385	$2,269	$20,033

The provision (benefit) for income tax expense consists of the following:

	Year ended December 31,
(in thousands)	2009	2008	2007
Current:
Federal	$15,149	$20,399	$4,177
State	2,122	2,972	768
Foreign	1,336	916	290

Total Current	$18,607	$24,287	$5,235

Deferred:
Federal	$(11,075)	$(27,338)	$—
State	(2,090)	(5,281)	—
Foreign	(1,142)	—	—

Total Deferred	$(14,307)	$(32,619)	$—

Total Provision (Benefit)	$4,300	$(8,332)	$5,235

Our effective tax rate was 38%, (367%), and 26% for the years ended December 31, 2009, 2008 and 2007, respectively. We have not provided U.S. taxes for our foreign earnings because such earnings are intended to be indefinitely reinvested outside the U.S.

The difference between the provision (benefit) for income taxes and the amount computed by applying the federal statutory income tax rate to income before taxes is as follows:

	Year ended December 31,
(in thousands)	2009	2008	2007
Expected provision at federal statutory rate	$3,985	$793	$7,011
State taxes, net of federal benefit	12	(3,353)	521
Stock-based compensation expense	3,125	4,509	3,880
Non-deductible expenses	278	274	137
Foreign rate differential	14	290	81
Research and development tax credits	(1,658)	(1,012)	(1,534)
Change in valuation allowance	(746)	(8,060)	(4,861)
Manufacturing deduction	(730)	(898)	—
Acquisition related expenses	(235)	—	—
Other (net)	255	(875)	—

Total	$4,300	$(8,332)	$5,235

RIVERBED TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of the current and deferred tax assets and liabilities consist of the following:

	As of December 31,
(in thousands)	2009	2008
Current deferred tax assets:
Other accrued liabilities and reserves	$6,231	$5,039
Deferred compensation	2,980	1,146
Net operating losses	1,359	—
Depreciation and amortization	747	—
Deferred revenue	(399)	—
Valuation allowance	(1,467)	—

Total current deferred tax assets	$9,451	$6,185

Non-current deferred tax assets:
Deferred compensation	$26,903	$18,655
Net operating losses	12,979	—
Deferred revenue	5,960	3,390
Credit carryforwards	4,826	3,408
Other accrued liabilities and reserves	2,124	1,855
State taxes	(3,258)	(2,589)
Depreciation and amortization	(2,256)	(2,398)
Intangible assets	(1,290)	5,476
Valuation allowance	(7,369)	(764)

Total non-current deferred tax assets	$38,619	$27,033

As of December 31, 2009, we had net operating loss carryforwards for federal, state and foreign income tax purposes of $38.9 million, $20.9 million and $2.8 million, respectively. The utilization of the federal loss carryforwards are subject to limitation under Section 382 of the Internal Revenue Code. We also had state research and development tax credit carryforwards of approximately $6.1 million. If not utilized, the federal net operating loss will expire between 2022 and 2027, while the state net operating loss will expire between 2013 and 2016. The state tax credit carryforwards and foreign net operating loss carryforwards do not expire.

For years prior to 2008, we recorded a full valuation allowance because of the uncertainty of the realization of the deferred tax assets. Realization of our deferred tax assets is dependent primarily upon future taxable income. In assessing the need for a valuation allowance, we considered our historical levels of income, expectations of future taxable income and on going tax planning strategies.

In the year ended December 31, 2008, management reevaluated the need for a full valuation allowance on its deferred tax assets as a result of cumulative profits generated in the most recent three year period as well as other positive evidence. As a result of this evaluation, we concluded that it is more likely than not that we will generate sufficient taxable income to realize a significant portion of our deferred tax assets. Accordingly, we reversed the valuation allowance against our domestic deferred tax assets and maintained a valuation allowance on certain foreign deferred tax assets.

In the year ended December 31, 2009, management reevaluated the need for a valuation allowance on our foreign deferred tax assets. As a result of this evaluation, we concluded that it is more likely than not that we will realize sufficient future taxable income to utilize our foreign deferred

RIVERBED TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

tax assets. Accordingly, we reversed the valuation allowance against our foreign deferred tax assets and recorded an income tax benefit of $0.7 million in 2009.

As part of our accounting for the acquisition of Mazu, we established deferred tax assets for federal net operating loss carryforwards and research and development credit carryforwards that are subject to limitation under Section 382 of the Internal Revenue Code. Accordingly, we recorded a valuation allowance of $8.8 million related to a portion of the federal net operating loss carryforwards and research and development credit carryforwards that we do not expect to be realized. Any subsequent reduction of the valuation allowance and the recognition of the associated tax benefits will be recorded to our provision for income taxes.

During 2009, we reduced our current federal, foreign and state taxes payable by $1.8 million for the excess tax benefits from stock option exercises, offsetting additional paid-in capital. In addition, we have unrecorded excess tax benefits from stock option exercises of approximately $1.9 million as of December 31, 2009. These amounts will be credited to additional paid-in-capital when such amounts reduce cash taxes payable.

Uncertain Income Tax Positions

A reconciliation of the beginning and ending amount of the consolidated liability for unrecognized income tax benefits during the year is as follows:

	Year ended December 31,
(in thousands)	2009	2008	2007
Beginning Balance	$2,580	$298	$—
Additions for tax positions of prior years	422	1,766	298
Additions for tax positions related to current year	2,759	516	—
Reductions for tax positions of prior year	(820)	—	—
Settlements	—	—	—

Ending Balance	$4,941	$2,580	$298

Included in the unrecognized tax benefits of $4.9 million at December 31, 2009 was approximately $4.2 million of tax benefits that, if recognized, would reduce our annual effective tax rate. During 2009, we accrued $0.1 million of interest and penalties associated with uncertain tax positions. Over the next 12 months, we do not expect any part of our unrecognized tax benefits to be reduced. The statute of limitations for federal, state, and United Kingdom (UK) tax purposes are generally three, four, and three years respectively; however, we continue to carryover tax attributes prior to these periods for federal and state purposes, which would still be open for examination by the respective tax authorities. Accordingly, all years since our inception are open to tax examinations for federal and state purposes. Our UK tax returns from 2006 to the present remain open for examination.

14.    SEGMENT INFORMATION

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

RIVERBED TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

geographic region for purposes of allocating resources and evaluating financial performance. We have one business activity and there are no segment managers who are held accountable for operations, operating results and plans for levels or components below the consolidated unit level. Accordingly, we are considered to be in a single reporting segment and operating unit structure.

Revenue by geography is based on the billing address of the customer. The following table sets forth revenue by geographic area.

Revenue

	For the year ended December 31,
(in thousands)	2009	2008	2007
United States	$221,206	$193,190	$148,171
Europe, Middle East and Africa	104,990	87,446	49,571
Rest of the World	67,950	52,713	38,664

Total revenue	$394,146	$333,349	$236,406

15.    EMPLOYEE BENEFIT PLAN

We have a 401(k) plan covering all eligible employees. We are not required to contribute to the plan and have made no contributions through December 31, 2009.

16.    LEGAL MATTERS

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

From time to time, we are involved in various legal proceedings, claims and litigation arising in the ordinary course of business. There are no currently pending legal proceedings at December 31, 2009 that, in the opinion of management, might have a material adverse effect on our financial position, results of operations or cash flows.

17.    RELATED PARTIES

No significant related party transactions occurred in the year ended December 31, 2009.

RIVERBED TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.    NEW ACCOUNTING PRONOUNCEMENTS

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

Effective January 1, 2009, we adopted ASC Topic 350, Intangibles – Goodwill and Other, which amends the factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. ASC Topic 350 requires an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset. The adoption did not have a material impact on our consolidated financial statements.

Effective January 1, 2009, we adopted ASC Topic 820, Fair Value Measurements. ASC Topic 820 delayed the effective date of its application for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal 2009. The adoption of ASC Topic 820 did not have a material impact on our consolidated financial statements.

In April 2009, ASC Topic 825, Financial Instruments, was issued, which requires disclosures about the fair value of our financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the balance sheets, in the interim reporting periods as well as in the annual reporting periods. In addition, ASC Topic 825 requires disclosures of the methods and significant assumptions used to estimate the fair value of those financial instruments. ASC Topic 825 was effective for us beginning April 1, 2009, and its adoption was not material to our consolidated financial statements.

In May 2009, ASC Topic 855, Subsequent Events, which establishes general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. We adopted the provisions of ASC Topic 855 for the quarter ended June 30, 2009. This pronouncement does not have a material effect on our consolidated financial statements.

In June 2009, ASC Topic 105, Generally Accepted Accounting Principles was issued, which supersedes all then-existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. ASC Topic 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. This pronouncement does not have an impact on our consolidated financial statements.

In September 2009, the FASB amended the ASC as summarized in Accounting Standards Update (ASU) 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software

RIVERBED TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Elements, and ASU 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. As summarized in ASU 2009-14, ASC Topic 985 has been amended to remove from the scope of industry specific revenue accounting guidance for software and software related transactions, tangible products containing software components and non-software components that function together to deliver the product’s essential functionality. As summarized in ASU 2009-13, ASC Topic 605 has been amended (1) to provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and the consideration allocated; (2) to require an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have VSOE or third-party evidence of selling price; and (3) to eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method. The accounting changes summarized in ASU 2009-14 and ASU 2009-13 are both effective for fiscal years beginning on or after June 15, 2010, with early adoption permitted. Adoption may either be on a prospective basis or by retrospective application.

We plan to implement the amended guidance under Topics 985 and 605 in the first quarter of 2010 using the prospective method. We are currently assessing the impact of these amendments to the ASC on our accounting and reporting systems and processes; however, at this time we are unable to quantify the impact on our financial statements of its adoption.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no disagreements with accountants on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures required to be reported under this item.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2009, the end of the period covered by this Annual Report on Form 10-K. This controls evaluation was done under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

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

Based upon the controls evaluation, our CEO and CFO have concluded that as of December 31, 2009, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission and to ensure that material information relating to us and our consolidated subsidiaries is made known to management, including the CEO and CFO.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, management used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, using those criteria, our management concluded that, as of December 31, 2009, our internal control over financial reporting was effective. The attestation report concerning the effectiveness of our internal control over financial reporting as of December 31, 2009, issued by Ernst & Young, LLP, Independent Registered Public Accounting Firm, appears in Part II, Item 8 of the Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting means a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Inherent Limitations of Internal Controls

Our management, including our CEO and CFO, does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or deterioration in the degree of compliance with the policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 9B.	Other Information

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

The information regarding our directors required by this item is included under the caption “Election of Directors” in Riverbed’s Proxy Statement for its 2010 Annual Meeting of Stockholders to be filed within 120 days after the end of the fiscal year ended December 31, 2009 (the “2010 Proxy Statement”) and is incorporated herein by reference. The information regarding our executive officers required by this item is included under the caption “Executive Officers” in the 2010 Proxy Statement and is incorporated herein by reference. The information regarding compliance with Section 16(a) of the Exchange Act required by this item is included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2010 Proxy Statement and is incorporated herein by reference. The information regarding our code of ethics, nominating committee and audit committee required by this item is included under the caption “Corporate Governance” in the 2010 Proxy Statement and is incorporated herein by reference.

Item 11.	Executive Compensation

The information regarding executive compensation required by this item is included under the caption “Compensation Executive Officers” in the 2010 Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information regarding securities authorized for issuance under equity compensation plans required by this item is included under the caption “Equity Compensation Plan Information” in the 2010 Proxy Statement and is incorporated herein by reference. The information regarding security ownership of certain beneficial owners and management required by this item is included under the caption “Security Ownership of Certain Beneficial Owners and Management” in the 2010 Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information regarding transactions with related persons required by this item is included under the caption “Certain Relationships and Related Transactions” in the 2010 Proxy Statement and is incorporated herein by reference. The information regarding director independence required by this item is included under the caption “Corporate Governance” in the 2010 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated under the captions “Independent Registered Public Accounting Firm’s Fees” and “Pre-Approval Policies and Procedures” in the 2010 Proxy Statement and is incorporated herein by reference.

Part IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Financial Statements

The financial statements filed as part of this report are listed on the index to financial statements on page 44.

(b) Financial Statement Schedules

The following financial statement schedule is filed as a part of this Annual Report on Form 10-K

Schedule II – Valuation and Qualifying Accounts

SCHEDULE II

Valuation and Qualifying Accounts

	Year ended December 31,
(in thousands)	2009	2008	2007
Trade Receivable Allowance
Beginning balance	$770	$734	$472
Additions charged to operations	1,303	95	461
Write-offs	(380)	(59)	(199)

Ending balance	$1,693	$770	$734

All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

(c) Exhibits

The following exhibits are incorporated by reference or filed herewith.

Exhibit No.	Description

2.1

Agreement of Merger, dated as of January 20, 2009, among Riverbed Technology, Inc., a Delaware corporation, Maple Acquisition Sub, Inc., a Delaware corporation, Mazu Networks, Inc., a Delaware corporation and Donald A. Sullivan as the Stockholders’ Agent (incorporated by reference to Exhibit 2.1 of Registrant’s Current Report on Form 8-K (No. 001-33023), filed with the SEC on February 20, 2009).

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 of Registrant’s Form S-1 Registration No. 333-133437).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 of Registrant’s Current Report on Form 8-K filed with the SEC on December 18, 2008).

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Form of Common Stock certificate (incorporated by reference to Exhibit 4.2 of Registrant’s Form S-1 Registration No. 333-133437).

4.3

Amended and Restated Investors’ Rights Agreement, dated February 10, 2006, by and among the Registrant and the investors listed on the signature pages thereto (incorporated by reference to Exhibit 4.3 of Registrant’s Form S-1 Registration No. 333-133437).

Exhibit No.	Description

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

10.8

Form of 2006 Equity Incentive Plan Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K (No 001-33023), filed with the SEC on May 7, 2008).*

10.9

Form of 2006 Equity Incentive Plan Notice of Stock Option Grant and Stock Option Agreement (incorporated by reference to Exhibit 10.42 of Registrant’s Quarterly Report on Form 10-Q (No 001-33023), filed with the SEC on July 30, 2007). *

10.10	2006 Director Option Plan and forms of agreements thereunder (incorporated by reference to Exhibit 10.6 of Registrant’s Form S-1 Registration No. 333-133437). *

10.11

Amendment No. 1 to 2006 Director Option Plan, dated March 4, 2008 (incorporated by reference to Exhibit 10.11 of Registrant’s Annual Report on Form 10-K (No 001-33023), filed with the SEC on February 23, 2009).*

10.12

Form of 2006 Director Option Plan Notice of Stock Option Grant (incorporated by reference to Exhibit 10.45 of Registrant’s Quarterly Report on Form 10-Q (No. 001-33023), filed with the SEC on October 25, 2007).*

10.13

2006 Employee Stock Purchase Plan, as amended and restated on April 28, 2009. (incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q (No. 001-33023), filed with the SEC on July 30, 2009).*

10.14	Riverbed Technology, Inc. Management Bonus Plan (incorporated by reference to Exhibit 10.43 of Registrant’s Quarterly Report on Form 10-Q (No. 001-33023), filed with the SEC on July 30, 2007).*

10.15	Management Bonus Plan, as amended December 15, 2008 (incorporated by reference to Exhibit 10.15 of Registrant’s Annual Report on Form 10-K (No. 001-33023), filed with the SEC on February 23, 2009).*

10.16

Riverbed Technology, Inc. 2009 Inducement Equity Incentive Plan and forms of agreement thereunder (Incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K ( No. 001-33023), filed with the SEC on February 20, 2009).*

Exhibit No.	Description

10.17	Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K (No. 001-33023), filed with the SEC on February 19, 2009).*

10.18

Amended and Restated Change in Control Severance Agreement, dated as of December 19, 2008, with Jerry M. Kennelly (incorporated by reference to Exhibit 10.16 of Registrant’s Annual Report on Form 10-K (No. 001-33023), filed with the SEC on February 23, 2009).*

10.19

Amended and Restated Change in Control Severance Agreement, dated as of December 19, 2008, with Randy S. Gottfried (incorporated by reference to Exhibit 10.17 of Registrant’s Annual Report on Form 10-K (No. 001-33023), filed with the SEC on February 23, 2009).*

10.20	Offer Letter with David M. Peranich, dated July 7, 2006 (incorporated by reference to Exhibit 10.39 of Registrant’s Form S-1 Registration No. 333-133437). *

10.21

Agreement of Sublease dated September 26, 2006 between PricewaterhouseCoopers LLP and the Registrant (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K (No. 001-33023), filed with the SEC on October 2, 2006).

10.22

Lease agreement for 199 Fremont Street dated March 21, 2007 between GLL Fremont Street Partners, Inc. and the Registrant (incorporated by reference to Exhibit 10.22 of Registrant’s Annual Report on Form 10-K (No. 001-33023), filed with the SEC on February 15, 2008).

10.23

Lease agreement dated June 28, 2007 between W2005 RPS Realty, L.L.C. and the Registrant (incorporated by reference to Exhibit 10.44 of Registrant’s Quarterly Report on Form 10-Q (No. 001-33023), filed with the SEC on July 30, 2007).

21.1	List of subsidiaries. (incorporated by reference to Exhibit 21.1 of Registrant’s Annual Report on Form 10-K, (No. 001-33023), filed with the SEC on February 23, 2009).

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIVERBED TECHNOLOGY, INC.

By:	/S/ JERRY M. KENNELLY
Jerry M. Kennelly, President and Chief Executive Officer
Date: February 11, 2010

RIVERBED TECHNOLOGY, INC.

By:	/S/ RANDY S. GOTTFRIED
Randy S. Gottfried, Chief Financial Officer
Date: February 11, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JERRY M. KENNELLY Jerry M. Kennelly	President, Chief Executive Officer and Chairman (Principal Executive Officer)	February 11, 2010

/S/ RANDY S. GOTTFRIED Randy S. Gottfried	Chief Financial Officer (Principal Financial and Accounting Officer)	February 11, 2010

Michael Boustridge	Director

/S/ STEVEN MCCANNE Steven McCanne	Director	February 11, 2010

/S/ MARK A. FLOYD Mark A. Floyd	Director	February 11, 2010

/S/ MICHAEL R. KOUREY Michael R. Kourey	Director	February 11, 2010

Mark Lewis	Director

/S/ STANLEY J. MERESMAN Stanley J. Meresman	Director	February 11, 2010

Signature	Title	Date

/S/ CHRISTOPHER J. SCHAEPE Christopher J. Schaepe	Director	February 11, 2010

/S/ JAMES R. SWARTZ James R. Swartz	Director	February 11, 2010