Form 10-Q
period 2010-03-31
Riverbed Technology, Inc.
filed 2010-04-30
CIK 1357326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

The number of shares of the registrant’s common stock, par value $0.0001, outstanding as of April 22, 2010 was: 71,092,931.

RIVERBED TECHNOLOGY, INC.

Item 1.	Financial Statements

RIVERBED TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

As of March 31, 2010 and December 31, 2009

(in thousands, except par value)

	March 31, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$65,840	$67,749
Short-term investments	304,514	257,938
Trade receivables, net of allowances of $1,315 and $1,693 as of March 31, 2010 and December 31, 2009, respectively	43,020	48,468
Inventory	6,705	9,742
Deferred tax assets	9,725	9,451
Prepaid expenses and other current assets	17,250	16,816

Total current assets	447,054	410,164

Long-term investments	16,993	—
Fixed assets, net	20,960	21,698
Goodwill	11,312	11,312
Intangibles, net	18,194	19,389
Deferred tax assets, non-current	42,530	38,619
Other assets	3,894	4,097

Total assets	$560,937	$505,279

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,121	$19,053
Accrued compensation and benefits	21,806	18,692
Other accrued liabilities	34,766	25,976
Deferred revenue	77,840	64,478

Total current liabilities	153,533	128,199

Deferred revenue, non-current	23,218	21,972
Other long-term liabilities	2,968	2,801

Total long-term liabilities	26,186	24,773

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value – 30,000 shares authorized, no shares outstanding	—	—
Common stock and additional paid-in capital; $0.0001 par value – 600,000 shares authorized; 71,088 and 70,129 shares issued and outstanding as of March 31, 2010 and December 31, 2009, respectively	395,286	367,236
Accumulated deficit	(13,766)	(14,849)
Accumulated other comprehensive loss	(302)	(80)

Total stockholders’ equity	381,218	352,307

Total liabilities and stockholders’ equity	$560,937	$505,279

See Notes to Condensed Consolidated Financial Statements.

RIVERBED TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	Three months ended March 31,
	2010	2009
Revenue:
Product	$74,737	$60,465
Support and services	37,686	27,746

Total revenue	112,423	88,211

Cost of revenue:
Cost of product	16,632	14,405
Cost of support and services	11,234	8,509

Total cost of revenue	27,866	22,914

Gross profit	84,557	65,297

Operating expenses:
Sales and marketing	50,068	40,786
Research and development	18,885	16,038
General and administrative	10,746	8,993
Acquisition-related costs	2,725	1,520

Total operating expenses	82,424	67,337

Operating income (loss)	2,133	(2,040)

Other income, net	115	638

Income (loss) before provision for income taxes	2,248	(1,402)
Provision (benefit) for income taxes	1,165	(2,376)

Net income	$1,083	$974

Net income per common share:
Basic	$0.02	$0.01

Diluted	$0.01	$0.01

Shares used in computing net income per common share:
Basic	70,569	68,728
Diluted	74,876	70,041

See Notes to Condensed Consolidated Financial Statements.

RIVERBED TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three months ended March 31,
	2010	2009
Operating Activities:
Net income	$1,083	$974
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	3,068	2,674
Stock-based compensation	15,450	12,782
Deferred taxes	(4,170)	(3,009)
Excess tax benefit from employee stock plans	(1,486)	(91)
Changes in operating assets and liabilities:
Trade receivables	5,448	6,398
Inventory	3,038	2,440
Prepaid expenses and other assets	(237)	(60)
Accounts payable	1,487	(1,747)
Accrued and other liabilities	4,990	1,626
Acquisition-related contingent consideration	4,156	510
Income taxes payable	2,992	(91)
Deferred revenue	14,608	4,650

Net cash provided by operating activities	50,427	27,056

Investing Activities:
Capital expenditures	(2,549)	(2,216)
Purchase of available for sale securities	(116,075)	(107,495)
Proceeds from maturities of available for sale securities	52,468	67,197
Proceeds from sales of available for sale securities	—	5,000
Acquisitions, net of cash and cash equivalents acquired	—	(20,469)

Net cash used in investing activities	(66,156)	(57,983)

Financing Activities:
Proceeds from issuance of common stock under employee stock plans, net of repurchases	12,533	1,326
Payments for repurchases of common stock	—	(10,019)
Payments of debt	—	(5,004)
Excess tax benefit from employee stock plans	1,486	91

Net cash provided by (used in) financing activities	14,019	(13,606)

Effect of exchange rate changes on cash and cash equivalents	(199)	(114)

Net decrease in cash and cash equivalents	(1,909)	(44,647)
Cash and cash equivalents at beginning of period	67,749	95,378

Cash and cash equivalents at end of period	$65,840	$50,731

See Notes to Condensed Consolidated Financial Statements.

RIVERBED TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization

Riverbed Technology, Inc. was founded on May 23, 2002 and has developed innovative and comprehensive solutions to the fundamental problems associated with IT performance across wide area networks (WANs). Our products enable our customers to simply and efficiently improve the performance of their applications and access to their data over WANs, and provide global application performance, reporting and analytics.

Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated. The accompanying condensed consolidated balance sheet as of March 31, 2010, the condensed consolidated statements of operations for the three months ended March 31, 2010 and March 31, 2009, and the condensed consolidated statements of cash flows for the three months ended March 31, 2010 and March 31, 2009 are unaudited. The accompanying statements should be read in conjunction with the audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2009.

The accompanying condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (GAAP) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). They do not include all of the financial information and footnotes required by GAAP for complete financial statements. We believe the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments necessary for the fair presentation of our balance sheet as of March 31, 2010, and our results of operations and cash flows for the three months ended March 31, 2010 and March 31, 2009. All adjustments are of a normal recurring nature. The results for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for any subsequent quarter or for the year ending December 31, 2010.

Other than the adoption of the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Accounting Standards Update (ASU) 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements, and ASU 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements, there have been no significant changes in our accounting policies during the three months ended March 31, 2010, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2009.

Use of Estimates

Our condensed consolidated financial statements are prepared in accordance with GAAP. These accounting principles require us to make certain estimates and judgments that can affect the reported amounts of assets and liabilities as of the date of the condensed consolidated financial statements, as well as the reported amounts of revenue and expenses during the periods presented. Significant estimates and assumptions made by management include the determination of the fair value of stock awards issued, the fair value of our products and services for revenue recognition, the allowance for doubtful accounts, inventory valuation, the accounting for income taxes including the determination of the timing of the release of our valuation allowance related to our deferred tax asset balances, and the accounting for acquisition-related contingent consideration. We believe that the estimates and judgments upon which we rely are reasonable based upon information available to us at the time that these estimates and judgments were made. To the extent there are material differences between these estimates and actual results, our condensed consolidated financial statements will be affected.

Subsequent Events

We have evaluated subsequent events through the date these condensed consolidated financial statements were issued.

Revenue Recognition

In October 2009, the FASB amended the accounting standards for revenue recognition to remove tangible products containing software components and non-software components that function together to deliver the product’s essential functionality from the scope of industry-specific software revenue recognition guidance. In October 2009, the FASB also amended the accounting standards for multiple deliverable revenue arrangements to:

(i)	provide updated guidance on how the deliverables in a multiple deliverable arrangement should be separated, and how the consideration should be allocated;

(ii)	require an entity to allocate revenue in an arrangement using estimated selling prices (ESP) of deliverables if a vendor does not have vendor-specific objective evidence (VSOE) of selling price or third-party evidence of selling price (TPE); and

(iii)	eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method.

We elected to early adopt this accounting guidance at the beginning of our first quarter of 2010 on a prospective basis for applicable transactions originating or materially modified after December 31, 2009.

This guidance does not generally change the units of accounting for our revenue transactions. Most non-software products and services qualify as separate units of accounting because they have value to the customer on a standalone basis and our revenue arrangements generally do not include a general right of return relative to delivered products.

The majority of our products are hardware appliances containing software components that function together to provide the essential functionality of the product. Therefore, our hardware appliances are considered non-software deliverables and have been removed from the industry-specific software revenue recognition guidance.

Our product revenue also includes stand-alone software products. Stand-alone software may operate on our hardware appliance, but are not considered essential to the functionality of the hardware. Stand-alone software sales generally include a perpetual license to our software. Stand-alone software sales continue to be subject to the industry-specific software revenue recognition guidance.

For all transactions originating or materially modified after December 31, 2009, we recognize revenue in accordance with the amended accounting guidance. Certain arrangements with multiple deliverables may continue to have stand-alone software deliverables that are subject to the existing software revenue recognition guidance along with non-software deliverables that are subject to the amended revenue accounting guidance. The revenue for these multiple deliverable arrangements is allocated to the stand-alone software deliverables as a group and the non-software deliverables based on the relative selling prices of all of the deliverables in the arrangement using the fair value hierarchy in the amended revenue accounting guidance.

For stand-alone software sales after December 31, 2009 and for all transactions entered into prior to the first quarter of 2010, we recognize revenue based on software revenue recognition guidance. Under the software revenue recognition guidance, we use the residual method to recognize revenue when a product agreement includes one or more elements to be delivered at a future date and VSOE of the fair value of all undelivered elements exists. In the majority of our contracts, the only element that remains undelivered at the time of delivery of the product is support services. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the contract fee is recognized as product revenue. If evidence of the fair value of one or more undelivered elements does not exist, all revenue is generally deferred and recognized when delivery of those elements occurs or when fair value can be established. When the undelivered element for which we do not have VSOE of fair value is support, revenue for the entire arrangement is bundled and recognized ratably over the support period.

VSOE of fair value for elements of an arrangement is based upon the normal pricing and discounting practices for those services when sold separately, and VSOE for support services is measured by the renewal rate offered to the customer. In determining VSOE, we require that a substantial majority of the selling prices for a service fall within a reasonably narrow pricing range, generally evidenced by approximately 80% of such historical stand-alone transactions falling within plus or minus 15% of the median rates. In addition, we consider major service groups, geographies, customer classifications, and other variables in determining VSOE.

For our non-software deliverables we allocate the arrangement consideration based on the relative selling price of the deliverables. For our hardware appliances we use ESP as our selling price. For our support and services, we generally use VSOE as our selling price. When we are unable to establish selling price using VSOE for our support and services, we use ESP in our allocation of arrangement consideration.

We are typically not able to determine TPE for our products or services. TPE is determined based on competitor prices for similar deliverables when sold separately. Generally, our go-to-market strategy differs from that of our peers and our offerings contain a significant level of differentiation such that the comparable pricing of products with similar functionality cannot be obtained. Furthermore, we are unable to reliably determine what similar competitor products’ selling prices are on a stand-alone basis.

When we are unable to establish selling price of our non-software deliverables using VSOE or TPE, we use ESP in our allocation of arrangement consideration. The objective of ESP is to determine the price at which we would transact a sale if the product or service were sold on a stand-alone basis. We determine ESP for a product or service by considering multiple factors including, but not limited to, cost of products, gross margin objectives, pricing practices, geographies, customer classes and distribution channels.

We regularly review VSOE and ESP and maintain internal controls over the establishment and updates of these estimates. There were no material impacts during the quarter nor do we currently expect a material impact in the near term from changes in VSOE or ESP.

The impact from the adoption of the amended revenue recognition rules to total revenue, income from continuing operations, net income and related per share amounts, and deferred revenue was not considered material. In the three months ended March 31, 2010, we recognized $56.8 million of software revenue under the industry specific software revenue recognition rules. Software revenue includes revenue from stand-alone software, hardware appliances, support and services on arrangements entered into before January 1, 2010. Software revenue also includes all stand-alone software arrangements and support contract renewals entered into after December 31, 2009. In the three months ended March 31, 2010, we recognized $55.7 million of non-software revenue under the amended revenue recognition guidance for multiple deliverable arrangements for non-software deliverables. Non-software revenue includes hardware appliance revenue, support contracts sold with hardware appliances, and related services on arrangements entered into after December 31, 2009. As of March 31, 2010, we recorded $2.9 million of deferred product revenue related to sales under the industry specific software revenue recognition rules and $4.0 million of deferred product revenue related to sales under the amended revenue recognition guidance for multiple deliverable arrangements for non software deliverables.

In terms of the timing and pattern of revenue recognition, the amended accounting guidance for revenue recognition did not have a significant effect on net sales, and is not expected to have a significant effect on net sales in periods after the initial adoption. However, we expect that this amended accounting guidance will facilitate our efforts to optimize our offerings due to better alignment between the economics of an arrangement and the accounting. This may lead us to engage in new go-to-market practices in the future. In particular, we expect that the amended accounting standards will enable us to better integrate products and services without VSOE into existing offerings and solutions. As our go-to-market strategies evolve, we may modify our pricing practices in the future, which could result in changes in selling prices, including both VSOE and ESP. As a result, our future revenue recognition for multiple deliverable arrangements could differ materially from the results in the current period.

Product revenue consists of revenue from sales of our hardware appliances and perpetual software licenses. We recognize product revenue when all of the following have occurred: (1) we have entered into a legally binding arrangement with a customer; (2) delivery has occurred; (3) customer payment is deemed fixed or determinable and free of contingencies and significant uncertainties; and (4) collection is probable.

For sales to direct end-users and channel partners, including value-added resellers, value-added distributors, service providers, and systems integrators, we recognize product revenue upon delivery, assuming all other revenue recognition criteria are met. For our hardware appliances, delivery occurs upon transfer of title and risk of loss, which is generally upon shipment. It is our practice to identify an end-user prior to shipment to a channel partner. For end-users and channel partners, we generally have no significant obligations for future performance such as rights of return or pricing credits. A portion of our sales are made through distributors under agreements allowing for stocking of our products in their inventory, pricing credits and limited rights of return for stock rotation. Product revenue on sales made through these distributors is initially deferred and revenue is recognized upon sell-through as reported by the distributors to us. Shipping charges billed to customers are included in product revenue and the related shipping costs are included in cost of product revenue.

Support and services consist of support agreements, professional services, and training. Support services include repair and replacement of defective hardware appliances, software updates and access to technical support personnel. Software updates provide customers with rights to unspecified software product upgrades and to maintenance releases and patches released during the term of the support period. Revenue for support services is recognized on a straight-line basis over the service contract term, which is typically one to three years. Professional services are recognized upon delivery or completion of performance. Professional service arrangements are typically short term in nature and are largely completed within 90 days from the start of service. Training services are recognized upon delivery of the training.

Our fees are typically considered to be fixed or determinable at the inception of an arrangement, generally based on specific products and quantities to be delivered. Substantially all of our contracts do not include rights of return or acceptance provisions. To the extent that our agreements contain such terms, we recognize revenue once the customer has accepted, or once the acceptance provisions or right of return lapses. Payment terms to customers generally range from net 30 to 75 days. In the event payment terms are provided that differ from our standard business practices, the fees are deemed to not be fixed or determinable and revenue is recognized when the payments become due, provided the remaining criteria for revenue recognition have been met.

We assess the ability to collect from our customers based on a number of factors, including credit worthiness of the customer and past transaction history of the customer. If the customer is not deemed credit worthy, we defer revenue from the arrangement until payment is received and all other revenue recognition criteria have been met.

Inventory Valuation

Inventory consists of hardware and related component parts and is stated at the lower of cost (on a first-in, first-out basis) or market. A portion of our inventory relates to evaluation units located at customer locations, as some of our customers test our equipment prior to purchasing. Inventory that is obsolete or in excess of our forecasted demand is written down to its estimated realizable value based on historical usage, expected demand, and with respect to evaluation units, the historical conversion rate, the age of the units, and the estimated loss of utility. Inherent in our estimates of market value in determining inventory valuation are estimates related to economic trends, future demand for our products, the timing of new product introductions and technological obsolescence of our products. Inventory write-downs are recognized as cost of product and amounted to approximately $1.4 million and $2.3 million in the three months ended March 31, 2010 and 2009, respectively.

Service Inventory

We hold service inventory that is used to repair or replace defective hardware reported by our customers who purchase support services. We classify service inventory as prepaid expenses and other current assets. At March 31, 2010 and December 31, 2009, our service inventory balance was $6.9 million and $6.3 million, respectively. In the three months ended March 31, 2010 and 2009, we recognized $2.3 million and $1.7 million, respectively, to cost of support and services relating to service inventory.

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

The following is a summary of the warranty reserve activity for the three months ended March 31, 2010 and 2009:

	Three months ended March 31,
(in thousands)	2010	2009
Beginning balance	$701	$1,205
Additions charged to operations	253	245
Warranty costs incurred	(164)	(230)
Adjustments related to pre-existing warranties	—	(420)

Ending balance	$790	$800

Stock-Based Compensation

Stock-based awards granted include stock options, restricted stock units (RSUs), and stock purchased under our Employee Stock Purchase Plan (the Purchase Plan). Stock-based compensation cost is measured at the grant date, based on the fair value of the awards, and is recognized as expense over the requisite service period. The cash flows resulting from the tax benefits due to tax deductions in excess of the compensation cost recognized for those options (excess tax benefit) are classified as financing activities within our statement of cash flows.

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

As part of our accounting for business combinations, a portion of the purchase price may be allocated to goodwill and intangible assets. Amortization expenses associated with acquired intangible assets are generally not tax deductible; however, deferred taxes are recorded for non-deductible amortization expenses as a part of the purchase price allocation. In the event of an impairment charge associated with goodwill, such charges are generally not tax deductible and would increase the effective tax rate in the quarter any impairment is recorded.

Comprehensive Income

Comprehensive income consists of the following:

	Three months ended March 31,
(in thousands)	2010	2009
Net income	$1,083	$974
Change in net unrealized losses on investments, net of tax	(24)	(119)
Change in foreign currency translation adjustment, net of tax	(198)	(115)

Total comprehensive income	$861	$740

Concentrations of Risk

Financial instruments that are potentially subject to concentrations of credit risk consist primarily of cash, cash equivalents, investments, and trade receivables. Investment policies have been implemented that limit investments to investment grade securities and the average portfolio maturity is less than six months. The risk with respect to trade receivables is mitigated by credit evaluations we perform on our customers and by the diversification of our customer base. No customer represented more than 10% of our revenue for the three months ended March 31, 2010 and 2009.

We outsource the production of our inventory to third-party manufacturers. We rely on purchase orders or long-term contracts with our contract manufacturers. At March 31, 2010, we had no long-term contractual commitment with any manufacturer; however, we did have a 90 day commitment totaling $7.9 million.

Recent Accounting Pronouncements

Effective January 1, 2010, we adopted the revised guidance issued by FASB intended to improve disclosures related to fair value measurements. This guidance requires new disclosures as well as clarifies certain existing disclosure requirements. New disclosures under this guidance require separate information about significant transfers in and out of Level 1 and Level 2 and the reason for such transfers, and also require purchases, sales, issuances, and settlements information for Level 3 measurement to be included in the rollforward of activity on a gross basis. The guidance also clarifies the requirement to determine the level of disaggregation for fair value measurement disclosures and the requirement to disclose valuation techniques and inputs used for both recurring and nonrecurring fair value measurements in either Level 2 or Level 3. The revised accounting guidance for the rollforward of activity on a gross basis for Level 3 fair value measurement will be effective for us in the first quarter of 2011.

2. ACQUISITION

We acquired Mazu Networks, Inc. (Mazu) on February 19, 2009 to, among other reasons, meet enterprise and service provider customer demands by extending our suite of WAN optimization products to include global application performance, reporting and analytics. The results of Mazu’s operations have been included in the condensed consolidated financial statements since the acquisition date.

Fair Value of Consideration Transferred and Contingent Consideration

Upon closing, we made payments totaling $23.1 million in cash for all of the outstanding securities of Mazu. Pursuant to the merger agreement we will make additional cash payments (“acquisition-related contingent consideration”) in July 2010 to Mazu shareholders and to former employees of Mazu provided that such former Mazu employees were employees of Riverbed at the time the acquisition-related contingent compensation was earned. As of March 31, 2010, we recorded $15.2 million in acquisition-related contingent consideration, which is subject to remeasurement in future quarters based on the final calculation of the actual bookings achieved.

The total acquisition date fair value of consideration transferred and contingent consideration was estimated as follows:

(in thousands)
Payment to Mazu shareholders	$23,051
Acquisition-related contingent consideration	9,909

Total acquisition date fair value	$32,960

A liability was recognized at the acquisition date for the fair value of the acquisition-related contingent consideration to be paid to Mazu shareholders, originally estimated at $9.9 million based on the probability of achievement of the bookings target. The fair value of the acquisition-related contingent consideration to be distributed directly to the Mazu shareholders was estimated using a probability-weighted discounted cash flow model. As of March 31, 2010, the fair value of acquisition-related contingent consideration liability to be paid to Mazu shareholders was increased to $11.4 million, to reflect the achievement of certain bookings targets through March 31, 2010. During the three months ended March 31, 2010 and 2009, we recognized $2.7 million and $0.1 million, respectively, of acquisition-related costs due to the change in fair value of the acquisition-related contingent consideration to be distributed directly to the Mazu shareholders.

The fair value of acquisition-related contingent consideration to be paid to the former employees of Mazu (“acquisition-related compensation costs”) was originally estimated at $3.8 million at the acquisition date. Acquisition-related compensation cost is considered compensatory, and has been recognized as compensation cost in operating expense ratably over the one year period from April 1, 2009 to March 31, 2010. As of March 31, 2010, the fair value of the acquisition-related compensation costs component of the acquisition-related contingent consideration liability was $3.8 million, due to the achievement of certain bookings targets through March 31, 2010. During the three months ended March 31, 2010 and 2009, we recognized $1.4 million and $0.4 million, respectively, of acquisition-related compensation costs. The following table shows the acquisition-related compensation costs recognized in operating expenses for the three months ended March 31, 2010 and 2009, respectively:

	Three months ended March 31,
(in thousands)	2010	2009
Sales and marketing	$588	$151
Research and development	519	133
General and administrative	324	83

Total other acquisition-related compensation costs	$1,431	$367

3. NET INCOME PER COMMON SHARE

Basic net income per common share is computed by dividing net income by the weighted average number of vested common shares outstanding during the period. Diluted net income per common share is computed by giving effect to all potential dilutive common shares, including stock awards.

The following table sets forth the computation of income per share:

	Three months ended March 31,
(in thousands, except per share data)	2010	2009
Net income	$1,083	$974

Weighted average common shares outstanding - basic	70,569	68,728
Dilutive effect of employee stock plans	4,307	1,313

Weighted average common shares outstanding - diluted	74,876	70,041

Basic net income per share	$0.02	$0.01

Diluted net income per share	$0.01	$0.01

The following weighted average outstanding options and RSUs were excluded from the computation of diluted net income per common share for the periods presented because including them would have had an anti-dilutive effect:

	Three months ended March 31,
(in thousands)	2010	2009
Total potential anti-dilutive shares of common stock (1)	3,996	10,780

(1)	Stock options outstanding with an exercise price higher than our average stock price for the periods presented, represent out-of-the-money awards and are excluded from the calculations of the diluted net income per share since the effect would have been anti-dilutive under the treasury stock method.

4. FAIR VALUE OF ASSETS AND LIABILITIES

As of March 31, 2010, the fair value measurements of our cash, cash equivalents, investments, and acquisition-related contingent consideration consisted of the following:

(in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Corporate bonds and notes	$17,899	$—	$17,899	$—
U.S. government-sponsored enterprise obligations	1,000	—	1,000	—
Money market funds	41,490	41,490	—	—
Cash	5,451	—	—	—

Total cash and cash equivalents	$65,840	$41,490	$18,899	$—

Corporate bonds and notes	$40,214	$—	$40,214	$—
U.S. government backed securities	67,864	67,864	—	—
U.S. government-sponsored enterprise obligations	206,945	—	206,945	—
FDIC-backed certificates of deposit	6,484	6,484	—	—

Total investments	$321,507	$74,348	$247,159	$—

Liabilities:
Acquisition-related contingent consideration	$15,158	$—	$—	$15,158

As of December 31, 2009, the fair value measurements of our cash and cash equivalents, investments, and acquisition-related contingent consideration consisted of the following:

(in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Corporate bonds and notes	$24,758	$—	$24,758	$—
Money market funds	36,172	36,172	—	—
Cash	6,819	—	—	—

Total cash and cash equivalents	$67,749	$36,172	$24,758	$—

Corporate bonds and notes	$33,072	$—	$33,072	$—
U.S. government backed securities	48,984	48,984	—	—
U.S. government-sponsored enterprise obligations	167,963	—	167,963	—
FDIC-backed certificates of deposit	7,919	7,919	—	—

Total investments	$257,938	$56,903	$201,035	$—

Liabilities:
Acquisition-related contingent consideration	$11,002	$—	$—	$11,002

The following tables present the gross unrealized gains and gross unrealized losses as of March 31, 2010 and December 31, 2009.

(in thousands)	Fair Value	Unrealized Gains	Unrealized Losses
Corporate bonds and notes	$17,055	$2	$—
Corporate bonds and notes	23,159	—	(42)
U.S. government backed securities	54,375	26	—
U.S. government backed securities	13,489	—	(1)
U.S. government-sponsored enterprise obligations	118,594	56	—
U.S. government-sponsored enterprise obligations	88,351	—	(60)
FDIC-backed certificates of deposit	6,244	4	—
FDIC-backed certificates of deposit	240	—	—

Total investments at March 31, 2010	$321,507	$88	$(103)

Corporate bonds and notes	$19,570	$11	$—
Corporate bonds and notes	13,502	—	(6)
U.S. government backed securities	27,091	17	—
U.S. government backed securities	21,893	—	(8)
U.S. government-sponsored enterprise obligations	118,366	72	—
U.S. government-sponsored enterprise obligations	49,597	—	(61)
FDIC-backed certificates of deposit	4,083	3	—
FDIC-backed certificates of deposit	3,836	—	(4)

Total investments at December 31, 2009	$257,938	$103	$(79)

We have evaluated our investments as of March 31, 2010 and have determined that there were no unrealized losses that are not other-than-temporarily impaired. No investments have been in a continuous loss position greater than one year.

Cash, Cash Equivalents and Investments

Cash and cash equivalents consist primarily of highly liquid investments in money market mutual funds, government-sponsored enterprise obligations, treasury bills, commercial paper and other money market securities with remaining maturities at date of purchase of 90 days or less. The carrying value of cash and cash equivalents at March 31, 2010 and December 31, 2009 was $65.8 million and $67.7 million, respectively. The carrying value approximates fair value at March 31, 2010 and December 31, 2009.

Investments, which are classified as available for sale at March 31, 2010, are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. Investments consist of government-sponsored enterprise obligations, treasury bills, FDIC-backed certificates of deposit and corporate bonds and notes. The fair value of our investments is determined as the exit price in the principal market in which we would transact. Level 1 instruments are valued based on quoted market prices in active markets and include treasury bills, money market funds and FDIC-backed certificates of deposit. Level 2 instruments are valued based on quoted prices in markets that are not active, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency and include corporate bonds and notes and government-sponsored enterprise obligations. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect our own assumptions in measuring fair value. As of March 31, 2010, we had no investments valued as Level 3 instruments. As of March 31, 2010 and December 31, 2009, the investments are recorded at amortized cost, which approximates fair market value. Generally all of our investments have maturity dates up to two years from our date of purchase and active markets for these investments exist.

Restricted Cash

Pursuant to certain lease agreements and as security for our merchant services agreement with our financial institution, we are required to maintain cash reserves, classified as restricted cash. Current restricted cash totaled $1.4 million and $1.5 million at March 31, 2010 and December 31, 2009, respectively. Current restricted cash is included in prepaid expenses and other current assets in the condensed consolidated balance sheet and consists primarily of collateral for letters of credit for the security deposit on the sublease of our corporate headquarters and is restricted until 45 days after the end of the term of the sublease on August 30, 2010. Long-term restricted cash totaled $2.6 million at March 31, 2010 and December 31, 2009. Long-term restricted cash is included in other assets in the condensed consolidated balance sheets and consists primarily of funds held as collateral for letters of credit for the security deposit on the leases of our corporate headquarters and is restricted until the end of the lease terms on July 31, 2014.

Acquisition-related Contingent Consideration

As of December 31, 2009, we estimated the fair value of the acquisition-related contingent consideration using a probability-weighted discounted cash flow model. This fair value measurement was based on significant inputs not observed in the market and thus represented a Level 3 instrument. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect our own assumptions in measuring fair value.

As of March 31, 2010, the fair value of the acquisition-related contingent consideration was $15.2 million, based on the achievement of certain bookings through March 31, 2010. As of March 31, 2010, there were significant unobservable inputs in the valuation of this liability, and it therefore represented a Level 3 instrument. This liability is subject to remeasurement in future quarters based on the final calculation of the actual bookings achieved. The following table represents the change in the acquisition-related consideration liability during the three months ended March 31, 2010:

(in thousands)	Three months ended March 31, 2010
Beginning balance	$11,002
Acquisition-related compensation costs	1,431
Adjustments to fair value measurement	2,725

Ending balance	$15,158

5. INVENTORY

Inventories consist primarily of hardware and related component parts and evaluation units located at customer locations, and are stated at the lower of cost (on a first-in, first-out basis) or market. Inventory is comprised of the following:

(in thousands)	March 31, 2010	December 31, 2009
Raw materials	$447	$625
Finished goods	3,347	5,892
Evaluation units	2,911	3,225

Total inventory	$6,705	$9,742

6. GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets. Goodwill was $11.3 million at March 31, 2010 and December 31, 2009.

Intangible Assets

Intangible assets consisted of the following:

		March 31, 2010
(in thousands)	Useful life	Gross	Accumulated Amortization	Net
Existing technology	5 years	$12,100	$(2,687)	$9,413
Patents	5 years	2,700	(599)	2,101
Maintenance agreements	5 years	6,100	(1,354)	4,746
Customer contracts	5 years	2,000	(444)	1,556
Trademarks	3 years	600	(222)	378

Total intangible assets		$23,500	$(5,306)	$18,194

Estimated future amortization expense related to the above intangible assets at March 31, 2010 is as follows:

Fiscal Year	In thousands
2010 (the nine months ending December 31)	$3,585
2011	4,780
2012	4,608
2013	4,580
2014	641

Total	$18,194

7. DEFERRED REVENUE

Deferred revenue consisted of the following:

(in thousands)	March 31, 2010	December 31, 2009
Product	$6,901	$5,264
Support and services	94,157	81,186

Total deferred revenue	$101,058	$86,450

Reported as:
Deferred revenue, current	$77,840	$64,478
Deferred revenue, non-current	23,218	21,972

Total deferred revenue	$101,058	$86,450

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

9. LEASE COMMITMENTS

We lease our facilities under non-cancelable operating lease agreements. Future minimum commitments for these operating leases in place as of March 31, 2010 with a remaining non-cancelable lease term in excess of one year are as follows:

(in thousands)	March 31, 2010
2010 (the nine months ending December 31)	$4,920
2011	7,904
2012	6,861
2013	5,701
2014	3,249

Total	$28,635

The terms of certain lease agreements provide for rental payments on a graduated basis. We recognize rent expense on a straight-line basis over the lease period and have accrued for rent expense incurred but not paid. Rent expense under operating leases was $2.1 million and $1.9 million for the three months ended March 31, 2010 and 2009, respectively.

On September 26, 2006, we entered into an Agreement of Sublease (Sublease) for our corporate headquarters, and on March 21, 2007 entered into another lease agreement to expand our corporate headquarters as well as extend the term of the existing Sublease mentioned above. The terms of the leases are from February 1, 2007 and March 31, 2007, respectively, to July 31, 2014, with two five year renewal options. The aggregate minimum lease commitment for the combined leases is $15.8 million and is included in the table above. We have entered into two letters of credit totaling $3.5 million to serve as the security deposits for the leases, which is included in prepaid expense and other current assets and other assets in the condensed consolidated balance sheet.

10. COMMON STOCK

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense for stock options, RSUs and the purchase plan recorded in our condensed consolidated statement of operations for the three months ended March 31, 2010 and 2009:

	Three months ended March 31,
	2010	2009
Cost of product	$120	$95
Cost of support and services	1,263	1,023
Sales and marketing	6,561	5,971
Research and development	4,107	3,163
General and administrative	3,399	2,530

Total	$15,450	$12,782

As of March 31, 2010, 4,288,052 shares were available for grant under the 2006 Plan and the 2006 Director Plan. As of March 31, 2010, 1,176,128 shares were available for grant under the 2009 Plan.

Share-Based Payments Valuation Assumptions

We estimate the fair value of stock options granted using the Black-Scholes option-pricing formula and a single option award approach. The fair value is amortized on a straight-line basis over the requisite service periods of the awards, which is generally three to four years. We have elected to use the simplified method of determining the expected term of stock options due to our insufficient historical exercise data. The computation of expected volatility for stock options is based on the historical volatility of comparable companies from a representative peer group selected based on industry, financial and market capitalization data. The computation of expected volatility for the Purchase Plan is based on our historical volatility. Management estimated expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest.

The fair value of options granted was estimated at the date of grant using the following assumptions:

	Three months ended March 31,
	2010	2009
Employee Stock Options
Expected life in years	4.5	4.5
Risk-free interest rate	2.2%	1.5%
Volatility	52%	50%
Weighted average fair value of grants	$11.51	$4.33

Stock Options

As of March 31, 2010, total compensation cost related to stock options granted to employees and directors but not yet recognized was $55.1 million, net of estimated forfeitures. This cost will be recognized on a straight-line basis over the remaining weighted-average service period. Amortization in the three months ended March 31, 2010 and 2009 was $9.4 million and $9.8 million, respectively.

Stock Purchase Plan

There was no new offering period under the Purchase Plan in the three months ended March 31, 2010 or 2009. As of March 31, 2010, there was $4.4 million of total compensation cost, net of estimated forfeitures, left to be amortized under our Purchase Plan, which will be amortized over the remaining Purchase Plan offering period, which is up to 16 months. Amortization in the three months ended March 31, 2010 and 2009 was $2.0 million and $1.6 million, respectively.

As of March 31, 2010, 1,540,672 shares were available under the Purchase Plan.

Restricted Stock Units

During the three months ended March 31, 2010, we granted RSUs covering up to 1.3 million shares of common stock to our employees under the 2006 Plan. During the three months ended March 31, 2009, we granted RSUs covering up to 2.1 million shares of common stock to our employees under the 2006 Plan. As of March 31, 2010, total unrecognized compensation cost related to non-vested RSUs to employees and directors but not yet recognized was $53.0 million, net of estimated forfeitures. This cost will be recognized over the remaining weighted-average service period. Amortization in the three months ended March 31, 2010 and 2009 was $4.1 million and $1.0 million, respectively.

Share Repurchase Program

For the three months ended March 31, 2010, we did not repurchase any shares of common stock under our Share Repurchase Program. For the three months ended March 31, 2009, we repurchased 952,105 shares of common stock for $10.0 million. As of March 31, 2010, the maximum dollar value of shares that remained available for purchase under the Program was $21.0 million. The Share Repurchase Program expired on April 20, 2010.

11. INCOME TAXES

Our effective tax rate was 51.8% and 169.5% for the three months ended March 31, 2010 and 2009, respectively. Our income tax provision consists of federal, foreign, and state income taxes. The provision (benefit) for income taxes for the three months ended March 31, 2010 and 2009 was $1.2 million, and ($2.4) million, respectively.

Our effective tax rate differs from the federal statutory rate due to state taxes and significant permanent differences. Significant permanent differences arise primarily from stock-based compensation expense, research and development (R&D) credits, the deduction for qualified production activities, and certain acquisition related items.

12. SEGMENT INFORMATION

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our Chief Executive Officer. Our Chief Executive Officer reviews financial information presented on a consolidated basis, accompanied by information about revenue by geographic region for purposes of allocating resources and evaluating financial performance. We have one business segment and there are no segment managers who are held accountable for operations, operating results and plans for levels or components below the consolidated unit level. Accordingly, we are considered to be in a single reporting segment and operating unit structure.

Revenue by geography is based on the billing address of the customer. The following table sets forth revenue by geographic area.

Revenue

	Three months ended March 31,
(in thousands)	2010	2009
United States	$58,311	$48,304
Europe, Middle East and Africa	31,413	24,338
Rest of the World	22,699	15,569

Total revenue	$112,423	$88,211

13. LEGAL MATTERS

From time to time, we are involved in various legal proceedings, claims and litigation arising in the ordinary course of business. There are no currently pending legal proceedings at March 31, 2010 that, in the opinion of management, could have a material adverse effect on our financial position, results of operations or cash flows.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q. The information in this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Such forward-looking statements include statements related to our business and strategy and statements related to growth of our revenue and sales and marketing expenses. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. For example, words such as “may,” “will,” “could,” “should,” “estimates,” “predicts,” “potential,” “continue,” “strategy,” “believes,” “anticipates,” “plans,” “expects,” “intends” and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those discussed elsewhere in this Form 10-Q in the section titled “Risk Factors” and the risks discussed in our other SEC filings. We disclaim any obligation to publicly release any revisions or updates to the forward-looking statements after the date of this Form 10-Q.

Overview

We were founded in May 2002 by experienced industry leaders with a vision to improve the performance of wide-area distributed computing. Having significant experience in caching technology, our executive management team understood that existing approaches failed to address adequately all of the root causes of this poor performance. We determined that these performance problems could be best solved by simultaneously addressing inefficiencies in software applications and wide area networks (WANs) as well as insufficient or unavailable bandwidth. This innovative approach served as the foundation of the development of our products. We began commercial shipments of our products in May 2004 and have since sold our products to over 7,800 customers worldwide. We now offer several product lines including Steelhead appliances, Central Management Console, Interceptor, Steelhead Mobile and Cascade products.

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

In December 2009, we introduced the latest implementation of Riverbed Services Platform (RSP) in conjunction with version 6.0 of RiOS. RSP runs within the Steelhead appliances, and now supports up to five third-party applications or services, including Microsoft Windows Server, print server, DNS/DHCP, security, video and selected other packages. Over time we expect additional products and services to become available for installation on RSP.

In February 2010, we introduced the Steelhead 7050 wide area network (WAN) optimization appliance. The Steelhead 7050 appliance combines new levels of bandwidth and TCP session scalability with solid-state drives and 10 Gigabit Ethernet targeted to large data centers and private cloud environments.

Extend our technology partner ecosystem

We plan to enhance our product capabilities via integration of partner technologies, in particular by increasing the selection of third party applications on the RSP.

Increase market awareness

To generate increased demand for our products, we will continue promoting our brand and the effectiveness of our comprehensive WAN optimization solution.

Scale our sales force and distribution channels

Growth in revenue and increase in market share are key goals for us. We intend to expand our direct sales force and leverage our indirect channels to extend our geographic reach and market penetration. We sell our products directly through our sales force and indirectly through channel partners. We derived 92% of our revenue through indirect channels in the first quarter of 2010. We expect revenue from channel partners to continue to constitute a substantial majority of our future revenue. During the first quarter of 2010, we announced the addition of two value-added distributors in North America.

Enhance and extend our support and services capabilities

We plan to enhance and extend our support and services capabilities to continue to support our growing global customer base.

Major Trends Affecting Our Financial Results

Company outlook

We believe that our current value proposition, which enables customers to improve the performance of their applications and access to their data across WANs, while also offering the ability to simplify IT infrastructure and realize significant capital and operating cost savings, should allow us to continue to grow our business. Our product revenue growth rate will depend significantly on continued growth in the WAN optimization market, and our ability to continue to attract new customers in that market and generate additional sales from existing customers. Our growth in support and services revenue is dependent upon increasing the number of products under support contracts, which is dependent on both growing our installed base of customers and renewing existing support contracts. Our future profitability and rate of growth will be directly affected by the continued acceptance of our products in the marketplace, as well as the timing and size of orders, product mix, average selling prices and costs of our products and general economic conditions. Our ability to maintain profitability in the future will also be affected by the extent to which we must incur additional expenses to expand our sales, support, marketing, development, and general and administrative capabilities to grow our business. The largest component of our expenses is personnel costs. Personnel costs consist of salaries, benefits and incentive compensation for our employees, including commissions for sales personnel and stock-based compensation.

Revenue

Our revenue has grown rapidly since we began shipping products in May 2004, increasing from $2.6 million in 2004 to $394.1 million in 2009. Revenue grew by 18% in 2009 to $394.1 million from $333.3 million in 2008. Revenue grew by 27% in the first three months of 2010 to $112.4 million from $88.2 million in the first three months of 2009. We believe that our revenue growth in 2009, when the global macroeconomic environment negatively impacted many businesses, is a positive sign that our products have a significant value proposition to our customers and that the WAN optimization market is still expanding despite the challenging macroeconomic environment.

Costs and Expenses

Operating expenses consist of sales and marketing, research and development, general and administrative expenses, and acquisition-related costs. Personnel-related costs, including stock-based compensation, are the most significant component of each of these expense categories. As of March 31, 2010, we had 1,068 employees, an increase of 14% from the 939 employees at March 31, 2009. The increase in employees is the most significant driver behind the increase in costs and operating expenses in 2009. The increase in employees was required to support our increased revenue. The timing of additional hires has and could materially affect our operating expenses, both in absolute dollars and as a percentage of revenue, in any particular period.

Stock-based Compensation Expense

Stock-based compensation expense and related payroll taxes were $15.9 million and $12.8 million, in the three months ended March 31, 2010 and 2009, respectively. We expect to continue to incur significant stock-based compensation expense and anticipate further growth in stock-based compensation expense as our employee base grows because we expect stock-based compensation to continue to play an important part in the overall compensation structure for our employees.

Stock-based compensation expense and related payroll tax was as follows:

(in thousands)	Three months ended March 31,
	2010	2009
Cost of product	$125	$95
Cost of support and services	1,284	1,023
Sales and marketing	6,746	5,987
Research and development	4,231	3,170
General and administrative	3,488	2,533

Total stock-based compensation expense and related payroll taxes	$15,874	$12,808

Acquisition of Mazu

We acquired Mazu Networks, Inc. on February 19, 2009. The results of operations of Mazu are included in our condensed consolidated results for the period subsequent to the acquisition date. In the three months ended March 31, 2010, we recognized $6.4 million in revenue, $2.7 million in acquisition-related contingent consideration, and $1.4 million in acquisition-related compensation costs. In the three months ended March 31, 2009 we recognized $0.5 million in revenue, $0.1 million in acquisition-related contingent consideration, and $0.4 million in acquisition-related compensation costs.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (GAAP). These accounting principles require us to make certain estimates and judgments that can affect the reported amounts of assets and liabilities as of the date of the condensed consolidated financial statements, as well as the reported amounts of revenue and expenses during the periods presented. We believe that the estimates and judgments upon which we rely are reasonable based upon information available to us at the time that these estimates and judgments are made. To the extent there are material differences between these estimates and actual results, our condensed consolidated financial statements could be adversely affected.

The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following: revenue recognition, accounting for business combinations, stock-based compensation, accounting for income taxes, inventory valuation and allowances for doubtful accounts. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our year ended December 31, 2009 for a more complete discussion of our critical accounting policies and estimates including goodwill, intangible assets and impairment assessments, stock-based compensation, accounting for income taxes, inventory valuation and allowances for doubtful accounts. Our critical accounting policies have been discussed with the Audit Committee of the Board of Directors. Other than the changes in our Revenue Recognition policies as discussed below, we believe there have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2010, compared to those discussed in our Form 10-K for the year ended December 31, 2009.

Revenue Recognition

In October 2009, the Financial Accounting Standards Board (FASB) amended the accounting standards for revenue recognition to remove tangible products containing software components and non-software components that function together to deliver the product’s essential functionality from the scope of industry-specific software revenue recognition guidance. In October 2009, the FASB also amended the accounting standards for multiple deliverable revenue arrangements to:

(i)	provide updated guidance on how the deliverables in a multiple deliverable arrangement should be separated, and how the consideration should be allocated;

(ii)	require an entity to allocate revenue in an arrangement using estimated selling prices (ESP) of deliverables if a vendor does not have vendor-specific objective evidence (VSOE) of selling price or third-party evidence of selling price (TPE); and

(iii)	eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method.

We elected to early adopt this accounting guidance at the beginning of our first quarter of 2010 on a prospective basis for applicable transactions originating or materially modified after December 31, 2009.

This guidance does not generally change the units of accounting for our revenue transactions. Most non-software products and services qualify as separate units of accounting because they have value to the customer on a standalone basis and our revenue arrangements generally do not include a general right of return relative to delivered products.

The majority of our products are hardware appliances containing software components that function together to provide the essential functionality of the product. Therefore, our hardware appliances are considered non-software deliverables and have been removed from the industry-specific software revenue recognition guidance.

Our product revenue also includes stand-alone software products. Stand-alone software may operate on our hardware appliance, but are not considered essential to the functionality of the hardware. Stand-alone software sales generally include a perpetual license to our software. Stand-alone software sales continue to be subject to the industry-specific software revenue recognition guidance.

For all transactions originating or materially modified after December 31, 2009, we recognize revenue in accordance with the amended accounting guidance. Certain arrangements with multiple deliverables may continue to have stand-alone software deliverables that are subject to the existing software revenue recognition guidance along with non-software deliverables that are subject to the amended revenue accounting guidance. The revenue for these multiple deliverable arrangements is allocated to the stand-alone software deliverables as a group and the non-software deliverables based on the relative selling prices of all of the deliverables in the arrangement using the fair value hierarchy in the amended revenue accounting guidance.

For stand-alone software sales after December 31, 2009 and for all transactions entered into prior to the first quarter of 2010, we recognize revenue based on software revenue recognition guidance. Under the software revenue recognition guidance, we use the residual method to recognize revenue when a product agreement includes one or more elements to be delivered at a future date and VSOE of the fair value of all undelivered elements exists. In the majority of our contracts, the only element that remains undelivered at the time of delivery of the product is support services. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the contract fee is recognized as product revenue. If evidence of the fair value of one or more undelivered elements does not exist, all revenue is generally deferred and recognized when delivery of those elements occurs or when fair value can be established. When the undelivered element for which we do not have VSOE of fair value is support, revenue for the entire arrangement is bundled and recognized ratably over the support period.

VSOE of fair value for elements of an arrangement is based upon the normal pricing and discounting practices for those services when sold separately, and VSOE for support services is measured by the renewal rate offered to the customer. In determining VSOE, we require that a substantial majority of the selling prices for a service fall within a reasonably narrow pricing range, generally evidenced by approximately 80% of such historical stand-alone transactions falling within plus or minus 15% of the median rates. In addition, we consider major service groups, geographies, customer classifications, and other variables in determining VSOE.

For our non-software deliverables we allocate the arrangement consideration based on the relative selling price of the deliverables. For our hardware appliances we use ESP as our selling price. For our support and services, we generally use VSOE as our selling price. When we are unable to establish selling price using VSOE for our support and services, we use ESP in our allocation of arrangement consideration.

We are typically not able to determine TPE for our products or services. TPE is determined based on competitor prices for similar deliverables when sold separately. Generally, our go-to-market strategy differs from that of our peers and our offerings contain a significant level of differentiation such that the comparable pricing of products with similar functionality cannot be obtained. Furthermore, we are unable to reliably determine what similar competitor products’ selling prices are on a stand-alone basis.

When we are unable to establish selling price of our non-software deliverables using VSOE or TPE, we use ESP in our allocation of arrangement consideration. The objective of ESP is to determine the price at which we would transact a sale if the product or service were sold on a stand-alone basis. We determine ESP for a product or service by considering multiple factors including, but not limited to, cost of products, gross margin objectives, pricing practices, geographies, customer classes and distribution channels.

We regularly review VSOE and ESP and maintain internal controls over the establishment and updates of these estimates. There were no material impacts during the quarter nor do we currently expect a material impact in the near term from changes in VSOE or ESP.

The impact from the adoption of the amended revenue recognition rules to total revenue, income from continuing operations, net income and related per share amounts, and deferred revenue was not considered material. In the three months ended March 31, 2010, we recognized $56.8 million of software revenue under the industry specific software revenue recognition rules. Software revenue includes revenue from stand-alone software, hardware appliances, support and services on arrangements entered into before January 1, 2010. Software revenue also includes all stand-alone software arrangements and support contract renewals entered into after December 31, 2009. In the three months ended March 31, 2010, we recognized $55.7 million of non-software revenue under the amended revenue recognition guidance for multiple deliverable arrangements for non-software deliverables. Non-software revenue includes hardware appliance revenue, support contracts sold with hardware appliances, and related services on arrangements entered into after December 31, 2009. As of March 31, 2010, we recorded $2.9 million of deferred product revenue related to sales under the industry specific software revenue recognition rules and $4.0 million of deferred product revenue related to sales under the amended revenue recognition guidance for multiple deliverable arrangements for non software deliverables.

In terms of the timing and pattern of revenue recognition, the amended accounting guidance for revenue recognition did not have a significant effect on net sales, and is not expected to have a significant effect on net sales in periods after the initial adoption. However, we expect that this amended accounting guidance will facilitate our efforts to optimize our offerings due to better alignment between the economics of an arrangement and the accounting. This may lead us to engage in new go-to-market practices in the future. In particular, we expect that the amended accounting standards will enable us to better integrate products and services without VSOE into existing offerings and solutions. As our go-to-market strategies evolve, we may modify our pricing practices in the future, which could result in changes in selling prices, including both VSOE and ESP. As a result, our future revenue recognition for multiple deliverable arrangements could differ materially from the results in the current period.

Product revenue consists of revenue from sales of our hardware appliances and perpetual software licenses. We recognize product revenue when all of the following have occurred: (1) we have entered into a legally binding arrangement with a customer; (2) delivery has occurred; (3) customer payment is deemed fixed or determinable and free of contingencies and significant uncertainties; and (4) collection is probable.

For sales to direct end-users and channel partners, including value-added resellers, value-added distributors, service providers, and systems integrators, we recognize product revenue upon delivery, assuming all other revenue recognition criteria are met. For our hardware appliances, delivery occurs upon transfer of title and risk of loss, which is generally upon shipment. It is our practice to identify an end-user prior to shipment to a channel partner. For end-users and channel partners, we generally have no significant obligations for future performance such as rights of return or pricing credits. A portion of our sales are made through distributors under agreements allowing for stocking of our products in their inventory, pricing credits and limited rights of return for stock rotation. Product revenue on sales made through these distributors is initially deferred and revenue is recognized upon sell-through as reported by the distributors to us. Shipping charges billed to customers are included in product revenue and the related shipping costs are included in cost of product revenue.

Support and services consist of support agreements, professional services, and training. Support services include repair and replacement of defective hardware appliances, software updates and access to technical support personnel. Software updates provide customers with rights to unspecified software product upgrades and to maintenance releases and patches released during the term of the support period. Revenue for support services is recognized on a straight-line basis over the service contract term, which is typically one to three years. Professional services are recognized upon delivery or completion of performance. Professional service arrangements are typically short term in nature and are largely completed within 90 days from the start of service. Training services are recognized upon delivery of the training.

Our fees are typically considered to be fixed or determinable at the inception of an arrangement, generally based on specific products and quantities to be delivered. Substantially all of our contracts do not include rights of return or acceptance provisions. To the extent that our agreements contain such terms, we recognize revenue once the customer has accepted, or once the acceptance provisions or right of return lapses. Payment terms to customers generally range from net 30 to 75 days. In the event payment terms are provided that differ from our standard business practices, the fees are deemed to not be fixed or determinable and revenue is recognized when the payments become due, provided the remaining criteria for revenue recognition have been met.

We assess the ability to collect from our customers based on a number of factors, including credit worthiness of the customer and past transaction history of the customer. If the customer is not deemed credit worthy, we defer revenue from the arrangement until payment is received and all other revenue recognition criteria have been met.

Results of Operations

Revenue

We derive our revenue from sales of our appliances and software licenses and from support and services. Product revenue primarily consists of revenue from sales of our Steelhead and Cascade products and is typically recognized upon shipment. Support revenue includes unspecified software updates, access to technical assistance and repair and replacement of defective hardware appliances. Support revenue is recognized ratably over the contractual period, which is typically one year. Service revenue includes professional services and training, which to date has not been significant, and is recognized as the services are performed.

	Three months ended March 31,
(dollars in thousands)	2010	2009
Total Revenue	$112,423	$88,211
Total Revenue by Type:
Product	$74,737	$60,465
Support and services	$37,686	$27,746
% Revenue by Type:
Product	66%	69%
Support and services	34%	31%
Total Revenue by Geography:
United States	$58,311	$48,304
Europe, Middle East and Africa	$31,413	$24,338
Rest of the World	$22,699	$15,569
% Revenue by Geography:
United States	52%	55%
Europe, Middle East and Africa	28%	28%
Rest of the World	20%	17%
Total Revenue by Sales Channel:
Direct	$9,296	$7,765
Indirect	$103,127	$80,446
% Revenue by Sales Channel:
Direct	8%	9%
Indirect	92%	91%

Quarter Ended March 31, 2010 Compared to the Quarter Ended March 31, 2009: Product revenue increased in the three months ended March 31, 2010 as compared to the three months ended March 31, 2009 due primarily to an increase in unit volume from increasing sales to existing customers and the addition of new customers. We believe the market for our products has grown due to increased market awareness of WAN optimization services and distributed organizations, which increases dependence on timely access to data and applications.

Substantially all of our customers purchase support when they purchase our products. The increase in support and services revenue on an absolute basis and as a percentage of total revenues is a result of a larger installed base due to increased product and first year support sales combined with an increase in the renewal rate of support contracts by existing customers.

As our customer base grows, we expect the proportion of revenue generated from support and services to increase. Renewal rates increased in the prior year as we hired additional sales resources to support renewals on existing customer base. We expect our renewal rates to remain proportionate to our revenue growth.

In the three months ended March 31, 2010, we derived 92% of our revenue from indirect channels compared to 91% in the three months ended March 31, 2009. We expect indirect channel revenue to continue to be a substantial majority of our revenue.

We generated 48% of our revenue from international locations in the three months ended March 31, 2010 compared to 45% in the three months ended March 31, 2009. We continue to expand into international locations and introduce our products in new markets and expect international revenue to increase in dollar amount over time.

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

	Three months ended March 31,
(dollars in thousands)	2010	2009
Revenue:
Product	$74,737	$60,465
Support and services	37,686	27,746

Total revenue	112,423	88,211

Cost of revenue:
Cost of product	16,632	14,405
Cost of support and services	11,234	8,509

Total cost of revenue	27,866	22,914

Gross profit	$84,557	$65,297

Gross margin for product	78%	76%
Gross margin for support and services	70%	69%
Total gross margin	75%	74%

Quarter Ended March 31, 2010 Compared to the Quarter Ended March 31, 2009: The increase in cost of product revenue was due primarily to increased unit volume associated with higher revenue. The increase in cost of product revenue was primarily due to higher per unit purchase price of product of $1.8 million, higher warranty-related costs of $0.5 million due to adjustments related to pre-existing warranties in the same period of the prior year, and amortization of acquisition-related intangibles of $0.4 million. These increases were offset by lower inventory write-downs of $0.9 million. Cost of support and services revenue increased as we added more technical support headcount domestically and abroad to support our growing customer base. Technical support and services headcount was 145 employees as of March 31, 2010 compared to 120 employees as of March 31, 2009. Additionally, costs related to freight and inventory consumption increased due to increased infrastructure to support the increased installed base.

Product gross margins increased to 78% in the three months ended March 31, 2010 from 76% in the three months ended March 31, 2009 primarily due to lower inventory write-downs, partially offset by higher warranty-related costs and acquisition-related intangible amortization. Gross margins for support and services increased to 70% as a result of revenues increasing at a higher rate than support and services costs.

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

	Three months ended March 31,
(dollars in thousands)	2010	2009
Sales and marketing expenses	$50,068	$40,786
Percent of total revenue	45%	46%

Quarter Ended March 31, 2010 Compared to the Quarter Ended March 31, 2009: Sales and marketing expenses increased by $9.3 million, or 23%, primarily due to an increase in the number of sales and marketing employees, as sales and marketing headcount grew to 506 employees as of March 31, 2010 from 440 employees as of March 31, 2009. The increase in employees resulted in higher salary expense and employee related benefits. Additionally, commission expense increased in the three months ended March 31, 2010 as compared to the three months ended March 31, 2009 due to increased revenue and personnel. Salaries and related benefits, bonuses and commissions accounted for $5.8 million and facilities and information technology expenses accounted for $0.7 million of the $9.3 million increase in sales and marketing expenses. Stock-based compensation and related payroll tax expense was $6.7 million in the three months ended March 31, 2010 compared to $6.0 million in the three months ended March 31, 2009, an increase of $0.7 million. In addition, acquisition-related compensation cost and amortization of intangibles increased by $0.4 million and $0.3 million, respectively, in the three months ended March 31, 2010 as compared to the three months ended March 31, 2009.

Research and Development Expenses

Research and development expenses primarily include personnel costs and facilities costs. We expense research and development costs as incurred. We are devoting substantial resources to the continued development of additional functionality for existing products and the development of new products. We intend to continue to invest significantly in our research and development efforts because we believe they are essential to maintaining our competitive position. Investments in research and development personnel costs are expected to increase in dollar amount.

	Three months ended March 31,
(dollars in thousands)	2010	2009
Research and development expenses	$18,885	$16,038
Percent of total revenue	17%	18%

Quarter Ended March 31, 2010 Compared to the Quarter Ended March 31, 2009: Research and development expenses increased by $2.8 million, or 18%, in the three months ended March 31, 2010 compared to the three months ended March 31, 2009 due to an increase in personnel and facility-related costs as a result of research and development headcount increasing to 274 employees as of March 31, 2010 from 258 employees as of March 31, 2009. Salaries, bonuses and related benefits accounted for $1.2 million of the $2.8 million increase in research and development expenses. Stock-based compensation and related payroll tax expense was $4.2 million in the three months ended March 31, 2010, an increase of $1.0 million from the $3.2 million recorded in the three months ended March 31, 2009. Acquisition-related contingent compensation increased by $0.4 million in the three months ended March 31, 2010 as compared to the three months ended March 31, 2009. We plan to continue to invest in research and development as we develop new products and make further enhancements to existing models.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation for personnel and facilities costs related to our executive, finance, human resources, information technology and legal organizations, and fees for professional services. Professional services include legal, audit and information technology consulting costs.

	Three months ended March 31,
(dollars in thousands)	2010	2009
General and administrative expenses	$10,746	$8,993
Percent of total revenue	10%	10%

Quarter Ended March 31, 2010 Compared to the Quarter Ended March 31, 2009: General and administrative expenses increased by $1.8 million, or 19%, in the three months ended March 31, 2010 compared to the three months ended March 31, 2009 due to an increase in personnel costs, primarily as a result of headcount increasing to 125 employees as of March 31, 2010 from 105 employees as of March 31, 2009. Salaries, bonuses and related benefits accounted for $0.3 million of the $1.8 million increase in general and administrative expenses. Stock-based compensation and related payroll tax expense increased by $1.0 million to $3.5 million in the three months ended March 31, 2010 from $2.5 million in the three months ended March 31, 2009. Acquisition-related contingent compensation increased by $0.2 million in the three months ended March 31, 2010 as compared to the three months ended March 31, 2009.

Acquisition-Related Costs

Acquisition-related costs include changes in the fair value of the acquisition-related contingent consideration, transaction costs and integration-related costs. As of March 31, 2010, the fair value of acquisition-related contingent consideration liability was increased to $11.4 million from our acquisition date estimated fair value of $9.9 million, primarily due to the achievement of certain bookings targets through March 31, 2010. During the three months ended March 31, 2010 and 2009, we recognized $2.7 million and $0.1 million, respectively, of acquisition-related costs due to the change in fair value of the acquisition-related contingent consideration to be distributed directly to the Mazu shareholders.

The following table summarizes the acquisition-related costs, including changes in the fair value of the acquisition-related contingent consideration to be distributed directly to shareholders of Mazu, transaction costs and integration-related costs, recognized in the three months ended March 31, 2010 and March 31, 2009.

	Three months ended March 31,
(in thousands)	2010	2009
Transaction costs	$—	$595
Severance	—	412
Integration costs	—	370
Change in fair value of acquisition-related contingent consideration	2,725	143

Total acquisition-related costs	$2,725	$1,520

Quarter Ended March 31, 2010 Compared to the Quarter Ended March 31, 2009: The transaction costs, severance costs, and integration-related costs were one-time costs in the first quarter of 2009. The change in the fair value of the acquisition-related contingent consideration is the change in fair value in the current period related to the $9.9 million liability originally recognized at the acquisition date for the acquisition-related contingent consideration to be paid to Mazu shareholders.

Other Income, Net

Other income , net consists primarily of interest income on our cash and investments, interest expense, and foreign currency exchange losses. Cash has historically been invested in highly liquid investments such as time deposits held at major banks, commercial paper, U.S. government agency discount notes, money market mutual funds and other money market securities with maturities at the date of purchase of 90 days or less.

	Three months ended March 31,
(in thousands)	2010	2009
Interest income	$259	$678
Other	(144)	(40)

Total other income, net	$115	$638

Quarter Ended March 31, 2010 Compared to the Quarter Ended March 31, 2009: Other income, net, decreased in the three months ended March 31, 2010 due to decreased interest income on cash and investments balances as a result of declining interest rates. Weighted average interest rates applicable to our cash and investments balances decreased to 0.3% in the three months ended March 31, 2010 compared to 1.1% in the three months ended March 31, 2009.

Provision (Benefit) for Income Taxes

The provision (benefit) for income taxes for the three months ended March 31, 2010 and 2009 was $1.2 million, and ($2.4) million, respectively. Our income tax provision consists of federal, foreign, and state income taxes. Our effective tax rate was 51.8% and 169.5% for the three months ended March 31, 2010 and 2009.

Our effective tax rate differs from the federal statutory rate due to state taxes and significant permanent differences. Significant permanent differences arise primarily from stock-based compensation expense, research and development (R&D) credits, the deduction for qualified production activities and certain acquisition-related items.

Our effective tax rate for the three months ended March 31, 2010 is lower when compared to the same period in the prior year primarily due to higher forecasted annual income in the current year.

Our effective tax rate in 2010 may fluctuate on a quarterly basis. The effective tax rate could be affected by our stock-based compensation expense, changes in the valuation of our deferred tax assets, changes in actual results versus our estimates, or changes in tax laws, regulations, accounting principles, or interpretations thereof. On December 31, 2009, the federal R&D credit expired and was not renewed as of March 31, 2010. If the federal R&D credit is renewed later this year, our effective tax rate would decrease.

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

We recorded a valuation allowance in 2009 related to deferred tax assets established in purchase accounting. Any subsequent reduction of that portion of the valuation allowance and the recognition of the associated tax benefits will be recorded to our provision for income taxes.

Liquidity and Capital Resources

(in thousands)	As of March 31, 2010	As of December 31, 2009
Working capital	$293,521	$281,965
Cash and cash equivalents	$65,840	$67,749
Short-term investments	$304,514	$257,938
Long-term investments	$16,993	$—

	Three months ended March 31,
(in thousands)	2010	2009
Cash provided by operating activities	$50,427	$27,056
Cash used in investing activities	$(66,156)	$(57,983)
Cash provided by (used in) financing activities	$14,019	$(13,606)

Cash and Cash Equivalents

Cash and cash equivalents consist of money market mutual funds, government-sponsored enterprise obligations, treasury bills, commercial paper and other money market securities with remaining maturities at date of purchase of 90 days or less.

Investments consist of government-sponsored enterprise obligations, treasury bills and corporate bonds and notes. The fair value of investments is determined as the exit price in the principal market in which we would transact. The fair value of our investments has not materially fluctuated from historical cost The accumulated unrealized gains (losses), net of tax, on investments recognized in accumulated other comprehensive loss in our stockholders’ equity as of March 31, 2010 is $0.1 million. The recent volatility in the credit markets has increased the risk of material fluctuations in the fair value of investments.

Cash and cash equivalents, short-term investments and long-term investments increased by $61.7 million in the three months ended March 31, 2010 to $387.3 million.

Pursuant to certain lease agreements and as security for our merchant services agreement with our financial institution, we are required to maintain cash reserves, classified as restricted cash. Current restricted cash totaled $1.4 million and $1.5 million at March 31, 2010 and December 31, 2009, respectively. Current restricted cash is included in prepaid expenses and other current assets in the condensed consolidated balance sheet and consists primarily of collateral for letters of credit for the security deposit on the sublease of our corporate headquarters and is restricted until the end of the term of the sublease on August 30, 2010. Long-term restricted cash totaled $2.6 million at March 31, 2010 and December 31, 2009, respectively. Long-term restricted cash is included in other assets in the condensed consolidated balance sheets and consists primarily of funds held as collateral for letters of credit for the security deposit on the leases of our corporate headquarters and is restricted until the end of the lease terms on July 31, 2014.

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

Cash provided by operating activities increased by $23.4 million to $50.4 million in the three months ended March 31, 2010 compared to $27.1 million in the three months ended March 31, 2009. The increase in cash flow from operating activities was primarily due to an increase in cash flow of $13.3 million from higher accrued liabilities and deferred revenues, coupled with an increase in profitability of $3.8 million after excluding the effects of the acquisition-related contingent consideration.

Cash Flows used in Investing Activities

Cash flows used in investing activities primarily relate to purchases of investments, net of sales and maturities, capital expenditures and cash used in acquisitions.

Cash used in investing activities increased by $8.2 million to $66.2 million in the three months ended March 31, 2010 compared to $58.0 million in the three months ended March 31, 2009. The increase in cash used from investing activities is primarily due to additional purchases of investments, net of sales and maturities, of $28.3 million, offset by $20.5 million used for acquisitions in the three months ended March 31, 2009.

Cash Flows provided by/used in Financing Activities

Cash flows provided by financing activities in the three months ended March 31, 2010 totaled $14.0 million and consisted primarily of proceeds from the issuance of common stock of $12.5 million compared to cash used in financing activities of $13.6 million in the three months ended March 31, 2009. Cash used in financing activities in the first quarter of 2009 was primarily $10.0 million used to repurchase common stock and $5.0 million used to pay down debt assumed in the acquisition of Mazu.

We believe that our net proceeds from operations, together with our cash balance at March 31, 2010, will be sufficient to fund our projected operating requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of expansion into new territories, the timing of introductions of new products and enhancements to existing products, and the continuing market acceptance of our products. In February 2009, we acquired Mazu Networks, Inc. for approximately $25 million of cash which was paid for from our existing cash balance. In the future, we may enter into other arrangements for potential investments in, or acquisitions of, complementary businesses, services or technologies, which could require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Contractual Obligations

The following is a summary of our contractual obligations as of March 31, 2010:

	Total	Remaining nine months of 2010	2011	2012	2013	2014
	(in thousands)
Contractual Obligations
Operating leases	$28,635	$4,920	$7,904	$6,861	$5,701	$3,249
Purchase obligations (1)	$8,916	8,806	101	9	—	—
Acquisition-related contingent consideration (2)	$15,158	15,158	—	—	—	—

Total contractual obligations	$52,709	$28,884	$8,005	$6,870	$5,701	$3,249

(1)	Represents amounts associated with agreements that are enforceable, legally binding and specify terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of payment. Obligations under contracts that we can cancel without a significant penalty are not included in the table above.
(2)	Acquisition-related contingent consideration will be paid in July 2010.

Off-Balance Sheet Arrangements

At March 31, 2010 and December 31, 2009, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes, nor did we have any undisclosed material transactions or commitments involving related persons or entities.

Other

At March 31, 2010 and December 31, 2009, we did not have commercial commitments under lines of credit, standby repurchase obligations or other such debt arrangements.

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

Interest Rate Sensitivity

We had unrestricted cash and cash equivalents, and investments totaling $387.3 million and $325.7 million at March 31, 2010 and December 31, 2009, respectively. Cash and cash equivalents of $65.8 million and $67.7 million at March 31, 2010 and December 31, 2009, respectively, are held for working capital purposes and include highly liquid investments with a maturity of ninety days or less at the time of purchase. Cash equivalents consist primarily of money market mutual funds, government-sponsored enterprise obligations, treasury bills, and other money market securities. Investments of $321.5 million and $257.9 million at March 31, 2010 and December 31, 2009, respectively, consist of government-sponsored enterprise obligations, treasury bills, FDIC-backed certificates of deposit and corporate bonds and notes.

We do not enter into investments for trading or speculative purposes. Due to the high investment quality and relative short duration of these investments, we do not believe that we have any material exposure to changes in the fair market value as a result of changes in interest rates. The volatility in the credit markets in early 2009 caused a macro shift in investments into highly liquid short-term investments such as U.S. Treasury bills. This caused a significant decline in short-term interest rates, which reduced investment income. Further declines in interest rates may reduce future investment income. In addition, the volatility in the credit markets increases the risk of write-downs of investments to fair market value.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2010, the end of the period covered by this quarterly report on Form 10-Q. This controls evaluation was done under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

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

Based upon the controls evaluation, our CEO and CFO have concluded that as of March 31, 2010, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission and to ensure that material information relating to us and our consolidated subsidiaries is made known to management, including the CEO and CFO.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the first quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting means a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

•	the sale of our products in the timeframes we anticipate, including the number and size of orders, and the product mix within any such orders, in each quarter;

•	our ability to develop, introduce and ship in a timely manner new products and product enhancements that meet customer requirements;

•	the timing and execution of product transitions or new product introductions, including any related or resulting inventory costs;

•	the timing of product releases or upgrades by us or by our competitors;

•	any significant changes in the competitive dynamics of our markets, including new entrants or substantial discounting of products;

•	our ability to control costs, including our operating expenses and the costs of the components we purchase;

•	any component shortages or price fluctuations in our supply chain;

•	our ability to establish and maintain successful relationships with channel partners, and the effectiveness of any changes we make to our distribution model;

•	any decision to increase or decrease operating expenses in response to changes in the marketplace or perceived marketplace opportunities;

•	our ability to derive benefits from our investments in sales, marketing, engineering or other activities;

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

Continued adverse economic conditions make it difficult to predict revenues for a particular period and may lead to reduced information technology spending, which would harm our business and operating results. In addition, the recent turmoil in credit markets increases our exposure to our customers’ and partners’ credit risk, which could result in reduced revenue or increased write-offs of accounts receivable.

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

Our increase in the use of Riverbed-designed content in our hardware platforms has increased our susceptibility to scarcity or delivery delays for custom components within our systems. Shortages in components that we use in our products have occurred recently and may occur in the future, and our and our suppliers’ ability to predict the availability of such components may be limited. Some of these components are available only from limited sources of supply. In addition, the lead times associated with certain components are lengthy and preclude rapid changes in quantity requirements and delivery schedules. The unavailability of any component that is necessary to the proper functioning of our appliances would prevent us from shipping products. Any inability to timely ship our products would adversely impact our revenue.

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

Many of our business processes depend upon our information technology systems (“IT”), the systems and processes of third parties, and on interfaces with the systems of third parties. For example, our order entry system provides information to the systems of our contract manufacturers, which enables them to build and ship our products. If those systems fail or are interrupted, or if our ability to connect to one or more networks is interrupted, our processes may function at a diminished level or not at all. This would harm our ability to ship products, and our financial results would likely be harmed.

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

In the first quarter of 2010, we derived approximately 48% of our revenue from customers outside the U.S. We have personnel in numerous countries worldwide. We expect to continue to add personnel in additional countries. Our international sales and operations subject us to a variety of risks, including:

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

Developing our products is expensive, and the investment in product development may involve a long payback cycle or may not generate additional revenue at all. In the first quarter of 2010, our research and development expenses were $18.9 million, or approximately 17% of our total revenue. Our future plans include significant investments in research and development and related product opportunities. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. These investments may take several years to generate positive returns, if ever.

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

We incur significant legal, accounting and other expenses as a public company, including costs resulting from regulations regarding corporate governance practices and costs relating to compliance with Section 404 of the Sarbanes-Oxley Act. For example, the listing requirements of the Nasdaq Stock Market’s Global Select Market require that we satisfy certain corporate governance requirements relating to independent directors, audit committees, distribution of annual and interim reports, stockholder meetings, stockholder approvals, solicitation of proxies, conflicts of interest, stockholder voting rights and codes of conduct. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased our legal and financial compliance costs and will make some activities more time consuming and costly. For example, these rules and regulations could make it more difficult for us to attract and retain qualified persons to serve on our Board of Directors, our board committees or as executive officers.

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

A change in accounting policies can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New pronouncements and varying interpretations of existing pronouncements have occurred with frequency and may occur in the future. Changes to existing rules, or changes to the interpretations of existing rules, could lead to changes in our accounting practices, and such changes could adversely affect our reported financial results or the way we conduct our business.

In September 2009, the Financial Accounting Standards Board (FASB) amended the accounting standards related to revenue recognition for arrangements with multiple deliverables and arrangements that include software elements (“new accounting principles”). The new accounting principles amend the scope provisions of the accounting guidance for software revenue recognition. The new accounting principles permit prospective or retrospective adoption. We early adopted the new accounting principles during the first quarter of 2010 under the prospective method. Because we adopted the new accounting principles prospectively, our future revenues may be different than what would have been reported using the prior software accounting literature and this may make forecasting, or comparisons to historical results, more difficult. New accounting principles frequently require significant judgments in their application, and are subject to numerous subsequent clarifications and interpretations, some of which may require changes in the way we recognize revenue and may require restatement of prior period revenue and results, either of which could adversely affect our reported results.

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

Our provision for income taxes is subject to volatility and could be adversely affected by nondeductible stock-based compensation, changes in the research and development tax credit laws, earnings being lower than anticipated in jurisdictions where we have lower statutory rates and being higher than anticipated in jurisdictions where we have higher statutory rates, changes in the valuation of our deferred tax assets and liabilities, changes in actual results versus our estimates, or changes in tax laws, regulations, accounting principles or interpretations thereof. In addition, like other companies, we may be subject to examination of our income tax returns by the U.S. Internal Revenue Service and other tax authorities. While we regularly assess the likelihood of adverse outcomes from such examinations and the adequacy of our provision for income taxes, there can be no assurance that such provision is sufficient and that a determination by a tax authority will not have an adverse effect on our results of operations.

If we fail to successfully manage our exposure to the volatility and economic uncertainty in the global financial marketplace, our operating results could be adversely impacted.

We are exposed to financial risk associated with the global financial markets, including volatility in interest rates and uncertainty in the credit markets. Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. The primary objective of our investment activities is to preserve principal, maintain adequate liquidity and portfolio diversification while at the same time maximizing yields without significantly increasing risk. However, the valuation of our investment portfolio is subject to uncertainties that are difficult to predict. Factors that may impact its valuation include changes to credit ratings of the securities that we hold, interest rate changes, the ongoing strength and quality, and recent instability, of the global credit market, and liquidity. If the carrying value of our investments exceeds the fair value, and the decline in fair value is deemed to be other-than-temporary, we will be required to write down the value of our investments. Additionally, instability and uncertainty in the financial markets, as has been recently experienced, could result in the incurrence of significant realized or impairment losses associated with certain of our investments, which would reduce our net income.

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

Our main operations, including our primary data center, are located in the San Francisco Bay Area, a region known for seismic activity. A significant natural disaster, such as an earthquake, fire or a flood, could disrupt our operations and therefore harm our business, operating results and financial condition. A natural disaster could also impact our ability to manufacture and deliver our products to customers, which would harm our business, operating results and financial condition. In addition, our servers are vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with our computer systems. Natural disasters, acts of terrorism or war could also cause disruptions in our or our customers’ business or the economy as a whole. To the extent that such disruptions result in delays or cancellations of customer orders or the deployment of our products, our business, operating results and financial condition would be adversely affected.

Risks Related to Ownership of Our Common Stock

The trading price of our common stock has been volatile and is likely to be volatile in the future.

The trading prices of the securities of technology companies have been highly volatile. Further, our common stock has a limited trading history. Since our initial public offering in September 2006 through March 31, 2010, our stock price has fluctuated from a low of $7.10 to a high of $52.81. The market price of our common stock has at times reflected a higher multiple of expected future earnings than many other companies. As a result, even small changes in investor expectations regarding our future growth and earnings, whether as a result of actual or rumored financial or operating results, changes in the mix of products and services sold, acquisitions, industry changes, or other factors, could result in, and have in the past resulted in, significant fluctuations in the market price of our common stock.

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

As of March 31, 2010, our directors and executive officers and their affiliates beneficially owned, in the aggregate, approximately 11.3% of our outstanding common stock. As a result, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit your ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

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

The following table summarizes the stock repurchase activity for the three months ended March 31, 2010 and the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (2)
January 1, 2010 - January 31, 2010	—	$—	—	$21,016,000
February 1, 2010 - February 28, 2010	—	$—	—	$21,016,000
March 1, 2010 - March 31, 2010	—	$—	—	$21,016,000

Total	—	$—	—	$21,016,000

(1)	On April 21, 2008, our Board of Directors authorized a Share Repurchase Program, which authorizes us to repurchase up to $100.0 million of our outstanding common stock during a period not to exceed 24 months from the Board authorization date. The Share Repurchase Program expired on April 20, 2010.
(2)	During the first quarter of 2010, we did not repurchase any shares of common stock under this Program. Shares are generally purchased in open market transactions. The timing and amounts of any purchases are based on market conditions and other factors including price, regulatory requirements and capital availability. The share repurchases were financed by available cash balances and cash from operations.

Item 6.	Exhibits

Exhibit No.	Description
3.1	Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws. (2)

4.1	Form of Common Stock Certificate. (1)

10.1	2006 Equity Incentive Plan, as amended and restated on March 12, 2010

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Dated: April 30, 2010

RIVERBED TECHNOLOGY, INC.

By:	/s/ Jerry M. Kennelly
Jerry M. Kennelly
President and Chief Executive Officer

Dated: April 30, 2010

RIVERBED TECHNOLOGY, INC.

By:	/s/ Randy S. Gottfried
Randy S. Gottfried
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
3.1	Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws. (2)

4.1	Form of Common Stock Certificate. (1)

10.1	2006 Equity Incentive Plan, as amended and restated on March 12, 2010

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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