Form 10-Q
period 2010-06-30
Riverbed Technology, Inc.
filed 2010-07-30
CIK 1357326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

The number of shares of the registrant’s common stock, par value $0.0001, outstanding as of July 22, 2010 was: 72,504,855.

RIVERBED TECHNOLOGY, INC.

Item 1.	Financial Statements

RIVERBED TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

As of June 30, 2010 and December 31, 2009

(in thousands, except par value)

	June 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$134,757	$67,749
Short-term investments	227,366	257,938
Trade receivables, net of allowances of $1,606 and $1,693 as of June 30, 2010 and December 31, 2009, respectively	44,232	48,468
Inventory	9,878	9,742
Deferred tax assets	12,183	9,451
Prepaid expenses and other current assets	18,992	16,816

Total current assets	447,408	410,164

Long-term investments	59,972	—
Fixed assets, net	21,042	21,698
Goodwill	11,312	11,312
Intangibles, net	16,999	19,389
Deferred tax assets, non-current	45,451	38,619
Other assets	3,765	4,097

Total assets	$605,949	$505,279

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24,713	$19,053
Accrued compensation and benefits	20,944	18,692
Other accrued liabilities	32,172	25,976
Deferred revenue	79,668	64,478

Total current liabilities	157,497	128,199

Deferred revenue, non-current	22,339	21,972
Other long-term liabilities	4,456	2,801

Total long-term liabilities	26,795	24,773

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value – 30,000 shares authorized, no shares outstanding	—	—
Common stock and additional paid-in capital; $0.0001 par value – 600,000 shares authorized; 72,490 and 70,129 shares issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	429,227	367,236
Accumulated deficit	(7,212)	(14,849)
Accumulated other comprehensive loss	(358)	(80)

Total stockholders’ equity	421,657	352,307

Total liabilities and stockholders’ equity	$605,949	$505,279

See Notes to Condensed Consolidated Financial Statements.

RIVERBED TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenue:
Product	$84,505	$60,314	$159,242	$120,779
Support and services	41,722	30,673	79,408	58,419

Total revenue	126,227	90,987	238,650	179,198

Cost of revenue:
Cost of product	18,612	14,389	35,244	28,794
Cost of support and services	12,364	9,466	23,598	17,975

Total cost of revenue	30,976	23,855	58,842	46,769

Gross profit	95,251	67,132	179,808	132,429

Operating expenses:
Sales and marketing	51,990	42,025	102,058	82,811
Research and development	20,664	17,028	39,549	33,066
General and administrative	11,569	9,092	22,315	18,085
Acquisition-related costs (credits)	—	(2,959)	2,725	(1,439)

Total operating expenses	84,223	65,186	166,647	132,523

Operating income (loss)	11,028	1,946	13,161	(94)

Other income, net	184	45	299	683

Income before provision for income taxes	11,212	1,991	13,460	589
Provision (benefit) for income taxes	4,658	2,281	5,823	(95)

Net income (loss)	$6,554	$(290)	$7,637	$684

Net income (loss) per common share:
Basic	$0.09	$(0.00)	$0.11	$0.01

Diluted	$0.09	$(0.00)	$0.10	$0.01

Shares used in computing net income (loss) per common share:
Basic	71,936	69,007	71,253	68,868
Diluted	76,477	69,007	75,676	70,576

See Notes to Condensed Consolidated Financial Statements.

RIVERBED TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six months ended
	June 30,
	2010	2009
Operating Activities:
Net income	$7,637	$684
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	7,534	6,647
Stock-based compensation	33,165	26,520
Deferred taxes	(9,594)	(6,508)
Excess tax benefit from employee stock plans	(5,414)	(1,340)
Changes in operating assets and liabilities:
Trade receivables	4,236	(166)
Inventory	(136)	1,907
Prepaid expenses and other assets	(1,853)	(122)
Accounts payable	5,869	(2,159)
Accrued and other liabilities	6,561	1,207
Acquisition-related contingent consideration	4,156	(1,943)
Income taxes payable	3,520	(246)
Deferred revenue	15,557	10,740

Net cash provided by operating activities	71,238	35,221

Investing Activities:
Capital expenditures	(4,688)	(5,560)
Purchase of available for sale securities	(274,968)	(178,446)
Proceeds from maturities of available for sale securities	207,785	118,599
Proceeds from sales of available for sale securities	37,862	13,500
Acquisitions, net of cash and cash equivalents acquired	—	(20,469)

Net cash used in investing activities	(34,009)	(72,376)

Financing Activities:
Proceeds from issuance of common stock under employee stock plans, net of repurchases	26,993	13,983
Cash used to net share settle equity awards	(2,300)	(1,308)
Payments for repurchases of common stock	—	(16,806)
Payments of debt	—	(5,004)
Excess tax benefit from employee stock plans	5,414	1,340

Net cash provided by (used in) financing activities	30,107	(7,795)

Effect of exchange rate changes on cash and cash equivalents	(328)	215

Net increase (decrease) in cash and cash equivalents	67,008	(44,735)
Cash and cash equivalents at beginning of period	67,749	95,378

Cash and cash equivalents at end of period	$134,757	$50,643

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

Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated. The accompanying condensed consolidated balance sheet as of June 30, 2010, the condensed consolidated statements of operations for the three and six months ended June 30, 2010 and June 30, 2009, and the condensed consolidated statements of cash flows for the six months ended June 30, 2010 and June 30, 2009 are unaudited. The accompanying statements should be read in conjunction with the audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2009.

The accompanying condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (GAAP) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). They do not include all of the financial information and footnotes required by GAAP for complete financial statements. We believe the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments necessary for the fair presentation of our balance sheet as of June 30, 2010, and our results of operations for the three and six months ended June 30, 2010 and June 30, 2009, and cash flows for the six months ended June 30, 2010 and June 30, 2009. All adjustments are of a normal recurring nature. The results for the three and six months ended June 30, 2010 are not necessarily indicative of the results to be expected for any subsequent quarter or for the year ending December 31, 2010.

Other than the adoption of the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Accounting Standards Update (ASU) 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements, and ASU 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements, there have been no significant changes in our accounting policies during the three and six months ended June 30, 2010, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2009.

Use of Estimates

Our condensed consolidated financial statements are prepared in accordance with GAAP. These accounting principles require us to make certain estimates and judgments that can affect the reported amounts of assets and liabilities as of the date of the condensed consolidated financial statements, as well as the reported amounts of revenue and expenses during the periods presented. Significant estimates and assumptions made by management include the determination of the fair value of stock awards issued, the fair value of our products and services for revenue recognition, the allowance for doubtful accounts, inventory valuation, measurement of our warranty liability, the accounting for income taxes including the determination of the timing of the release of our valuation allowance related to our deferred tax asset balances, and the accounting for acquisition-related contingent consideration. We believe that the estimates and judgments upon which we rely are reasonable based upon information available to us at the time that these estimates and judgments were made. To the extent there are material differences between these estimates and actual results, our condensed consolidated financial statements will be affected.

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

(ii)	require an entity to allocate revenue in an arrangement using estimated selling prices (ESP) of deliverables if a vendor does not have vendor-specific objective evidence (VSOE) of selling price or third-party evidence (TPE) of selling price; and

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

Our product revenue also includes revenue from the sale of stand-alone software products. Stand-alone software may operate on our hardware appliance, but are not considered essential to the functionality of the hardware. Stand-alone software sales generally include a perpetual license to our software. Stand-alone software sales continue to be subject to the industry-specific software revenue recognition guidance.

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

VSOE of fair value for elements of an arrangement is based upon the normal pricing and discounting practices for those services when sold separately, and VSOE for support services is measured by the renewal rate offered to the customer. In determining VSOE, we require that a substantial majority of the selling prices for a service fall within a reasonably narrow pricing range, generally evidenced by a substantial majority of such historical stand-alone transactions falling within plus or minus 15% of the median rates. In addition, we consider major service groups, geographies, customer classifications, and other variables in determining VSOE.

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

The impact from the adoption of the amended revenue recognition rules to total revenue, income from continuing operations, net income and related per share amounts, and deferred revenue was not considered material. In the three and six months ended June 30, 2010, we recognized $42.0 million and $98.8 million, respectively, of software revenue under the industry specific software revenue recognition rules. Software revenue includes revenue from stand-alone software, hardware appliances, support and services on arrangements entered into before January 1, 2010. Software revenue also includes all stand-alone software arrangements and support contract renewals entered into after December 31, 2009. In the three and six months ended June 30, 2010, we recognized $84.2 million and $139.9 million, respectively, of non-software revenue under the amended revenue recognition guidance for multiple deliverable arrangements for non-software deliverables. Non-software revenue includes hardware appliance revenue, support contracts sold with hardware appliances, and related services on arrangements entered into after December 31, 2009. As of June 30, 2010, we recorded $1.3 million of deferred product revenue related to sales under the industry specific software revenue recognition rules and $3.4 million of deferred product revenue related to sales under the amended revenue recognition guidance for multiple deliverable arrangements for non-software deliverables.

In terms of the timing and pattern of revenue recognition, the amended accounting guidance for revenue recognition did not have a significant effect on net sales, and is not expected to have a significant effect on net sales in periods after the initial adoption. However, we expect that this amended accounting guidance will facilitate our efforts to optimize our offerings due to better alignment between the economics of an arrangement and the related accounting. This may lead us to engage in new go-to-market practices in the future. In particular, we expect that the amended accounting standards will enable us to better integrate products and services without VSOE into existing offerings and solutions. As our go-to-market strategies evolve, we may modify our pricing practices in the future, which could result in changes in selling prices, including both VSOE and ESP. As a result, our future revenue recognition for multiple deliverable arrangements could differ materially from the results in the current period.

Product revenue consists of revenue from sales of our hardware appliances and perpetual software licenses. We recognize product revenue when all of the following have occurred: (1) we have entered into a legally binding arrangement with a customer; (2) delivery has occurred; (3) customer payment is deemed fixed or determinable and free of contingencies and significant uncertainties; and (4) collection is reasonably assured.

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

Inventory Valuation

Inventory consists of hardware and related component parts and is stated at the lower of cost (on a first-in, first-out basis) or market. A portion of our inventory relates to evaluation units located at customer locations, as some of our customers test our equipment prior to purchasing. Inventory that is obsolete or in excess of our forecasted demand is written down to its estimated realizable value based on historical usage, expected demand, and with respect to evaluation units, the historical conversion rate, the age of the units, and the estimated loss of utility. Inherent in our estimates of market value in determining inventory valuation are estimates related to economic trends, future demand for our products, the timing of new product introductions and technological obsolescence of our products. Inventory write-downs are recognized as cost of product and amounted to approximately $1.1 million and $0.8 million in the three months ended June 30, 2010 and 2009, respectively, and $2.5 million and $3.0 million in the six months ended June 30, 2010 and 2009, respectively.

Service Inventory

We hold service inventory that is used to repair or replace defective hardware reported by our customers who purchase support services. We classify service inventory as prepaid expenses and other current assets. At June 30, 2010 and December 31, 2009, our service inventory balance was $6.5 million and $6.3 million, respectively.

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

The following is a summary of the warranty reserve activity for the six months ended June 30, 2010 and 2009:

	Six months ended June 30,
(in thousands)	2010	2009
Beginning balance	$701	$1,205
Additions charged to operations	538	431
Warranty costs incurred	(309)	(332)
Adjustments related to pre-existing warranties	—	(658)

Ending balance	$930	$646

Stock-Based Compensation

Stock-based awards granted include stock options, restricted stock units (RSUs), and stock purchased under our Employee Stock Purchase Plan (the Purchase Plan). Stock-based compensation cost is measured at the grant date, based on the fair value of the awards, and is recognized as expense over the requisite service period. The cash flows resulting from the tax deductions in excess of the compensation cost recognized for those options (excess tax benefit) are classified as financing activities within our statement of cash flows.

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

As part of the process of preparing our consolidated financial statements, we are required to estimate our income tax expense and tax contingencies in each of the tax jurisdictions in which we operate. This process involves estimating current income tax expense together with assessing temporary differences in the treatment of items for tax purposes versus financial accounting purposes that may create net deferred tax assets and liabilities. We rely on management’s estimates and assumptions in preparing our income tax provision including forecasted annual income.

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

Comprehensive Income

Comprehensive income consists of the following:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2010	2009	2010	2009
Net income (loss)	$6,554	$(290)	$7,637	$684
Change in net unrealized gains (losses) on investments, net of tax	72	(16)	49	(135)
Change in foreign currency translation adjustment, net of tax	(129)	329	(327)	214

Total comprehensive income	$6,497	$23	$7,359	$763

Concentrations of Risk

Financial instruments that are potentially subject to concentrations of credit risk consist primarily of cash, cash equivalents, investments, and trade receivables. Investment policies have been implemented that limit investments to investment grade securities and the average portfolio maturity is less than six months. The risk with respect to trade receivables is mitigated by credit evaluations we perform on our customers and by the diversification of our customer base. One value added distributor represented more than 10% of our revenue for the three months ended June 30, 2010. Two value-added distributors each represented more than 10% of our trade receivable balance at June 30, 2010. No customer represented more than 10% of our revenue for the six months ended June 30, 2010. No customer represented more than 10% of our revenue or trade receivable balance as of or for the three and six months ended June 30, 2009.

We outsource the production of our inventory to third-party manufacturers. We rely on purchase orders or long-term contracts with our contract manufacturers. At June 30, 2010, we had no long-term contractual commitment with any manufacturer; however, we did have a 90 day commitment totaling $7.2 million.

Recent Accounting Pronouncements

Effective January 1, 2010, we adopted the revised guidance issued by FASB intended to improve disclosures related to fair value measurements. This guidance requires new disclosures as well as clarifies certain existing disclosure requirements. New disclosures under this guidance require separate information about significant transfers in and out of Level 1 and Level 2 and the reason for such transfers, and also require purchases, sales, issuances, and settlements information for Level 3 measurement to be included in the rollforward of activity on a gross basis. The guidance also clarifies the requirement to determine the level of disaggregation for fair value measurement disclosures and the requirement to disclose valuation techniques and inputs used for both recurring and nonrecurring fair value measurements in either Level 2 or Level 3. The revised accounting guidance for the rollforward of activity on a gross basis for Level 3 fair value measurement will be effective for us in the first quarter of 2011. We do not expect the revised guidance to have an impact on our condensed consolidated financial statements.

2. ACQUISITION

We acquired Mazu Networks, Inc. (Mazu) on February 19, 2009 (the “acquisition date”) to, among other reasons, meet enterprise and service provider customer demands by extending our suite of WAN optimization products to include global application performance, reporting and analytics. The results of Mazu’s operations have been included in the condensed consolidated financial statements since the acquisition date.

Fair Value of Consideration Transferred and Contingent Consideration

Acquisition date estimated fair value

Upon closing, we made payments totaling $23.1 million in cash for all of the outstanding securities of Mazu. Pursuant to the merger agreement additional cash payments were due to Mazu shareholders upon the achievement of certain bookings targets through March 31, 2010. At the acquisition date, we recorded a liability for the estimated fair value of the acquisition-related contingent consideration to be paid to Mazu shareholders (acquisition-related contingent consideration) of $9.9 million. This liability was estimated using a probability-weighted discounted cash flow model on the achievement of the bookings target. At the acquisition date, we estimated the fair value of the acquisition-related contingent consideration to be paid to the former employees of Mazu (acquisition-related compensation costs) to be $3.8 million. This fair value was also estimated using a probability-weighted discounted cash flow model on the achievement of the bookings target. No liability for the acquisition-related compensation cost was recorded as of the acquisition date, as this component is considered compensatory and has been recognized as compensation cost in operating expense ratably over the period from the acquisition date to March 31, 2010.

As of the acquisition date, the fair value of consideration transferred and contingent consideration was estimated as follows:

(in thousands)
Payment to Mazu shareholders	$23,051
Acquisition-related contingent consideration	9,909

Total acquisition date fair value	$32,960

Changes to estimated fair value of acquisition-related contingent consideration

As of June 30, 2010, our liability for the acquisition-related contingent consideration, which includes the acquisition-related compensation costs, was $15.2 million. This liability was paid during the third quarter of 2010

As of June 30, 2010, the fair value of acquisition-related contingent consideration paid to Mazu shareholders was $11.4 million, due to the achievement of certain bookings targets through March 31, 2010. No acquisition-related contingent consideration was recorded during the three months ended June 30, 2010. During the three months ended June 30, 2009, we recognized a net credit of $3.0 million of acquisition-related costs (credits) due to the change in fair value of the acquisition-related contingent consideration distributed directly to the Mazu shareholders. During the six months ended June 30, 2010 and 2009, we recognized costs of $2.7 million and a net credit of $2.8 million, respectively, of acquisition-related costs (credits) due to the change in fair value of the acquisition-related contingent consideration distributed directly to the Mazu shareholders.

As of June 30, 2010, the fair value of the acquisition-related compensation costs component of the acquisition-related contingent consideration was $3.8 million, due to the achievement of certain bookings targets through March 31, 2010. No acquisition-related compensation costs were recorded during the three months ended June 30, 2010. During the three months ended June 30, 2009, we recognized $0.5 million of acquisition-related compensation costs. During the six months ended June 30, 2010 and 2009, we recognized $1.4 million and $0.9 million, respectively, of acquisition-related compensation costs. The following table shows the acquisition-related compensation costs recognized in operating expenses for the three and six months ended June 30, 2010 and 2009, respectively:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2010	2009	2010	2009
Sales and marketing	$—	$205	$588	$356
Research and development	—	181	519	314
General and administrative	—	114	324	197

Total other acquisition-related costs	$—	$500	$1,431	$867

3. NET INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of vested common shares outstanding during the period. Diluted net income (loss) per common share is computed by giving effect to all potential dilutive common shares, including stock awards.

The following table sets forth the computation of income (loss) per share:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2010	2009	2010	2009
Net income (loss)	$6,554	$(290)	$7,637	$684

Weighted average common shares outstanding - basic	71,936	69,007	71,253	68,868
Dilutive effect of employee stock plans	4,541	—	4,423	1,708

Weighted average common shares outstanding - diluted	76,477	69,007	75,676	70,576

Basic net income (loss) per share	$0.09	$(0.00)	$0.11	$0.01

Diluted net income (loss) per share	$0.09	$(0.00)	$0.10	$0.01

Stock options outstanding with an exercise price lower than our average stock price for the periods presented, RSUs, and Plan shares that would otherwise have a dilutive effect under the treasury stock method, represent in-the-money awards and are excluded from the calculations of the diluted net loss per share in periods with a net loss since the effect would have been anti-dilutive. Stock options outstanding with an exercise price higher than our average stock price for the periods presented, represent out-of-the-money awards and are excluded from the calculations of the diluted net income per share since the effect would have been anti-dilutive under the treasury stock method.

The following weighted average outstanding options and RSUs were excluded from the computation of diluted net income per common share for the periods presented because including them would have had an anti-dilutive effect:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2010	2009	2010	2009
Stock options and awards outstanding:
In-the-money awards	—	2,104	—	—
Out-of-the-money awards	2,899	8,848	3,361	9,670

Total potential anti-dilutive shares of common stock	2,899	10,952	3,361	9,670

4. FAIR VALUE OF ASSETS AND LIABILITIES

As of June 30, 2010, the fair value measurements of our cash, cash equivalents, investments, and acquisition-related contingent consideration consisted of the following:

(in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Corporate bonds and notes	$53,590	$—	$53,590	$—
U.S. government-sponsored enterprise obligations	22,015	—	22,015	—
Money market funds	52,885	52,885	—	—
Cash	6,267	—	—	—

Total cash and cash equivalents	$134,757	$52,885	$75,605	$—

Corporate bonds and notes	$45,793	$—	$45,793	$—
U.S. government backed securities	58,368	58,368	—	—
U.S. government-sponsored enterprise obligations	179,576	—	179,576	—
FDIC-backed certificates of deposit	3,601	—	3,601	—

Total investments	$287,338	$58,368	$228,970	$—

Liabilities:

Acquisition-related contingent consideration	$15,158	$—	$—	$15,158

As of December 31, 2009, the fair value measurements of our cash and cash equivalents, investments, and acquisition-related contingent consideration consisted of the following:

(in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Corporate bonds and notes	$24,758	$—	$24,758	$—
Money market funds	36,172	36,172	—	—
Cash	6,819	—	—	—

Total cash and cash equivalents	$67,749	$36,172	$24,758	$—

Corporate bonds and notes	$33,072	$—	$33,072	$—
U.S. government backed securities	48,984	48,984	—	—
U.S. government-sponsored enterprise obligations	167,963	—	167,963	—
FDIC-backed certificates of deposit	7,919	—	7,919	—

Total investments	$257,938	$48,984	$208,954	$—

Liabilities:

Acquisition-related contingent consideration	$11,002	$—	$—	$11,002

The following tables present the gross unrealized gains and gross unrealized losses as of June 30, 2010 and December 31, 2009:

(in thousands)	Fair Value	Unrealized Gains	Unrealized Losses
Corporate bonds and notes	$14,135	$5	$—
Corporate bonds and notes	31,658	—	(56)
U.S. government backed securities	52,341	67	—
U.S. government backed securities	6,027	—	(1)
U.S. government-sponsored enterprise obligations	144,952	99	—
U.S. government-sponsored enterprise obligations	34,624	—	(13)
FDIC-backed certificates of deposit	3,601	1	—

Total investments at June 30, 2010	$287,338	$172	$(70)

Corporate bonds and notes	$19,570	$11	$—
Corporate bonds and notes	13,502	—	(6)
U.S. government backed securities	27,091	17	—
U.S. government backed securities	21,893	—	(8)
U.S. government-sponsored enterprise obligations	118,366	72	—
U.S. government-sponsored enterprise obligations	49,597	—	(61)
FDIC-backed certificates of deposit	4,083	3	—
FDIC-backed certificates of deposit	3,836	—	(4)

Total investments at December 31, 2009	$257,938	$103	$(79)

We have evaluated our investments as of June 30, 2010 and have determined that no investments with unrealized losses are other-than-temporarily impaired. No investments have been in a continuous loss position greater than one year.

Cash, Cash Equivalents and Investments

Cash and cash equivalents consist primarily of highly liquid investments in money market mutual funds, government-sponsored enterprise obligations, treasury bills, commercial paper and other money market securities with remaining maturities at date of purchase of 90 days or less. The carrying value of cash and cash equivalents at June 30, 2010 and December 31, 2009 was $134.8 million and $67.7 million, respectively. The carrying value approximates fair value at June 30, 2010 and December 31, 2009.

Investments, which are classified as available for sale at June 30, 2010, are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. Investments consist of government-sponsored enterprise obligations, treasury bills, FDIC-backed certificates of deposit and corporate bonds and notes. The fair value of our investments is determined as the exit price in the principal market in which we would transact. Level 1 instruments are valued based on quoted market prices in active markets and include treasury bills and money market funds. Level 2 instruments are valued based on quoted prices in markets that are not active, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency and include corporate bonds and notes, government-sponsored enterprise obligations and FDIC-backed certificates of deposit. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect our own assumptions in measuring fair value. As of June 30, 2010, we had no investments valued as Level 3 instruments. As of June 30, 2010 and December 31, 2009, the investments are recorded at amortized cost, which approximates fair market value. Generally, our investments have maturity dates up to two years from our date of purchase and active markets for these investments exist.

Restricted Cash

Pursuant to certain lease agreements and as security for our merchant services agreement with our financial institution, we are required to maintain cash reserves, classified as restricted cash. Current restricted cash totaled $1.4 million and $1.5 million at June 30, 2010 and December 31, 2009, respectively. Current restricted cash is included in prepaid expenses and other current assets in the condensed consolidated balance sheet and consists primarily of collateral for letters of credit for the security deposit on the sublease of our corporate headquarters and is restricted until 45 days after the end of the term of the sublease on August 30, 2010. Long-term restricted cash totaled $2.6 million at June 30, 2010 and December 31, 2009. Long-term restricted cash is included in other assets in the condensed consolidated balance sheets and consists primarily of funds held as collateral for letters of credit for the security deposit on the leases of our corporate headquarters and is restricted until the end of the lease terms on July 31, 2014.

Acquisition-related Contingent Consideration

We estimate the fair value of the acquisition-related contingent consideration using a probability-weighted discounted cash flow model. This fair value measurement was based on significant inputs not observed in the market and thus represented a Level 3 instrument. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect our own assumptions in measuring fair value.

As of June 30, 2010, the fair value of the acquisition-related contingent consideration was $15.2 million, based on the achievement of certain bookings through March 31, 2010. As of June 30, 2010, there were significant unobservable inputs in the valuation of this liability, and it therefore represented a Level 3 instrument. This liability is based on the final calculation of the actual bookings achieved and was paid in the third quarter of 2010. The following table represents the change in the acquisition-related consideration liability during the six months ended June 30, 2010 and 2009:

	Six months ended June 30,
(in thousands)	2010	2009
Beginning balance	$11,002	$—
Acquisition date fair value measurement	—	9,909
Acquisition-related compensation costs	1,431	867
Adjustments to fair value measurement	2,725	(2,810)

Ending balance	$15,158	$7,966

5. INVENTORY

Inventories consist primarily of hardware and related component parts and evaluation units located at customer locations, and are stated at the lower of cost (on a first-in, first-out basis) or market. Inventory is comprised of the following:

(in thousands)	June 30, 2010	December 31, 2009
Raw materials	$591	$625
Finished goods	6,127	5,892
Evaluation units	3,160	3,225

Total inventory	$9,878	$9,742

6. GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets. Goodwill was $11.3 million at June 30, 2010 and December 31, 2009.

Intangible Assets

Intangible assets consisted of the following:

		June 30, 2010
(in thousands)	Useful life	Gross	Accumulated Amortization	Net
Existing technology	5 years	$12,100	$(3,292)	$8,808
Patents	5 years	2,700	(734)	1,966
Maintenance agreements	5 years	6,100	(1,659)	4,441
Customer contracts	5 years	2,000	(544)	1,456
Trademarks	3 years	600	(272)	328

Total intangible assets		$23,500	$(6,501)	$16,999

Estimated future amortization expense related to the above intangible assets at June 30, 2010 is as follows:

Fiscal Year	In thousands
2010 (the six months ending December 31)	$2,390
2011	4,780
2012	4,608
2013	4,580
2014	641

Total	$16,999

7. DEFERRED REVENUE

Deferred revenue consisted of the following:

(in thousands)	June 30, 2010	December 31, 2009
Product	$4,709	$5,264
Support and services	97,298	81,186

Total deferred revenue	$102,007	$86,450

Reported as:
Deferred revenue, current	$79,668	$64,478
Deferred revenue, non-current	22,339	21,972

Total deferred revenue	$102,007	$86,450

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

9. LEASE COMMITMENTS

We lease our facilities under non-cancelable operating lease agreements. Future minimum commitments for these operating leases in place as of June 30, 2010 with a remaining non-cancelable lease term in excess of one year are as follows:

(in thousands)	June 30, 2010
2010 (the six months ending December 31)	$3,516
2011	8,074
2012	7,090
2013	5,873
2014	3,510

Total	$28,063

The terms of certain lease agreements provide for rental payments on a graduated basis. We recognize rent expense on a straight-line basis over the lease period and have accrued for rent expense incurred but not paid. Rent expense under operating leases was $2.1 million for each of the three months ended June 30, 2010 and 2009 and $4.2 million and $4.0 million for the six months ended June 30, 2010 and 2009, respectively.

On September 26, 2006, we entered into an Agreement of Sublease (Sublease) for our corporate headquarters, and on March 21, 2007 entered into another lease agreement to expand our corporate headquarters as well as extend the term of the existing Sublease mentioned above. The terms of the leases are from February 1, 2007 and March 31, 2007 to July 31, 2014, with two five year renewal options. The aggregate minimum lease commitment for the combined leases is $15.2 million and is included in the table above. We have entered into two letters of credit totaling $3.5 million to serve as the security deposits for the leases, which is included in prepaid expense and other current assets and other assets in the condensed consolidated balance sheet.

10. COMMON STOCK

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense for stock options, RSUs and the Purchase Plan recorded in our condensed consolidated statement of operations for the three and six months ended June 30, 2010 and 2009:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Cost of product	$135	$113	$255	$208
Cost of support and services	1,356	1,124	2,619	2,147
Sales and marketing	7,290	5,986	13,851	11,957
Research and development	4,943	3,500	9,050	6,663
General and administrative	3,991	3,015	7,390	5,545

Total	$17,715	$13,738	$33,165	$26,520

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

The fair value of options granted and Purchase Plan shares granted was estimated at the date of grant using the following assumptions:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Employee Stock Options
Expected life in years	4.5	4.5	4.5	4.5
Risk-free interest rate	2.1%	1.8%	2.1% - 2.2%	1.5% - 1.8%
Volatility	52%	52%	52%	50% - 52%
Weighted average fair value of grants	$12.78	$8.51	$12.05	$5.86

	Three and six months ended June 30,
	2010	2009
Purchase Plan
Expected life in years	0.5-2.0	0.5-2.0
Risk-free interest rate	0.2%-0.8%	0.3%-0.9%
Volatility	44%-67%	77%-83%
Weighted average fair value of grants	$12.13	$8.62

Stock Options

As of June 30, 2010, total compensation cost related to stock options granted to employees and directors but not yet recognized was $50.7 million, net of estimated forfeitures. This cost will be recognized on a straight-line basis over the remaining weighted-average service period. Amortization in the three months ended June 30, 2010 and 2009 was $9.3 million and $9.7 million, respectively. Amortization in the six months ended June 30, 2010 and 2009 was $18.7 million and $19.5 million, respectively.

As of June 30, 2010, 3,308,000 shares were available for grant under the 2006 Equity Incentive Plan and the 2006 Director Stock Option Plan. As of June 30, 2010, 1,196,000 shares were available for grant under the 2009 Inducement Equity Incentive Plan.

Stock Purchase Plan

As of June 30, 2010, there was $3.9 million of total compensation cost, net of estimated forfeitures, left to be amortized under our Purchase Plan, which will be amortized over the remaining Purchase Plan offering period, which is up to 19 months. Amortization in the three months ended June 30, 2010 and 2009 was $1.9 million and $1.7 million, respectively. Amortization in the six months ended June 30, 2010 and 2009 was $3.9 million and $3.3 million, respectively.

As of June 30, 2010, 859,000 shares were available under the Purchase Plan.

Restricted Stock Units

As of June 30, 2010, total unrecognized compensation cost related to non-vested RSUs to employees and directors but not yet recognized was $64.6 million, net of estimated forfeitures. This cost will be recognized over the remaining weighted-average service period. Amortization in the three months ended June 30, 2010 and 2009 was $6.4 million and $2.0 million, respectively. Amortization in the six months ended June 30, 2010 and 2009 was $10.5 million and $3.0 million, respectively.

Share Repurchase Program

For the first half of 2010, we have not repurchased any shares of common stock under our Share Repurchase Program. For the three months ended June 30, 2009, we repurchased 380,600 shares of common stock under this Program on the open market for an aggregate purchase price of $6.8 million, or an average of $17.81 per share. For the six months ended June 30, 2009, we repurchased 1,332,705 shares of common stock under this Program on the open market for an aggregate purchase price of $16.8 million, or an average of $12.61 per share. The Share Repurchase Program expired on April 20, 2010.

11. INCOME TAXES

Our effective tax rate was 41.5% and 114.6% for the three months ended June 30, 2010 and 2009, respectively, and 43.3% and (16.1%) for the six months ended June 30, 2010 and 2009, respectively. Our income tax provision (benefit) consists of federal, foreign, and state income taxes. The provision for income taxes for the three months ended June 30, 2010 and 2009 was $4.7 million, and $2.3 million, respectively. The provision (benefit) for income taxes for the six months ended June 30, 2010 and 2009 was $5.8 million, and $(0.1) million, respectively.

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

Revenue by geography is based on the billing address of the customer. The following table sets forth revenue by geographic area.

Revenue

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2010	2009	2010	2009
United States	$63,820	$49,640	$122,131	$97,944
Europe, Middle East and Africa	36,842	24,934	68,255	49,272
Rest of the World	25,565	16,413	48,264	31,982

Total revenue	$126,227	$90,987	$238,650	$179,198

13. LEGAL MATTERS

From time to time, we are involved in various legal proceedings, claims and litigation arising in the ordinary course of business. There are no currently pending legal proceedings at June 30, 2010 that, in the opinion of management, could have a material adverse effect on our financial position, results of operations or cash flows.

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

Overview

We were founded in May 2002 by experienced industry leaders with a vision to improve the performance of wide-area distributed computing. Having significant experience in caching technology, our executive management team understood that existing approaches failed to address adequately all of the root causes of this poor performance. We determined that these performance problems could be best solved by simultaneously addressing inefficiencies in software applications and wide area networks (WANs) as well as insufficient or unavailable bandwidth. This innovative approach served as the foundation of the development of our products. We began commercial shipments of our products in May 2004 and have since sold our products to over 8,300 customers worldwide. We now offer several product lines including Steelhead appliances, Central Management Console, Interceptor, Steelhead Mobile and Cascade products.

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

In October 2009, we introduced the Central Management Console — Virtual Edition (CMC-VE) designed for managed service providers (MSPs). The new capabilities of CMC-VE allow MSPs and enterprise customers to reduce operational costs, improve visibility, easily scale and flexibly allocate management licenses to enterprise customers through its new multi-tenant capabilities. CMC-VE runs on VMware ESX, and can be deployed on any existing server that has capacity.

In December 2009, we introduced the latest implementation of Riverbed Services Platform (RSP) in conjunction with version 6.0 of RiOS. RSP runs within the Steelhead appliances, and now supports up to five simultaneous third-party applications or services, including Microsoft Windows Server, print server, DNS/DHCP, security, video and selected other packages. Over time we expect additional products and services to become available for installation on RSP.

In February 2010, we introduced the Steelhead 7050 WAN optimization appliance. The Steelhead 7050 appliance combines new levels of bandwidth and TCP session scalability with solid-state drives and 10 Gigabit Ethernet targeted to large data centers and private cloud environments.

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

Scale our sales force and distribution channels

Growth in revenue and increase in market share are key goals for us. We intend to expand our direct sales force and leverage our indirect channels to extend our geographic reach and market penetration. We sell our products directly through our sales force and indirectly through channel partners. We derived 93% of our revenue through indirect channels in the first half of 2010. We expect revenue from channel partners to continue to constitute a substantial majority of our future revenue. During the first half of 2010, we announced the addition of two value-added distributors in North America.

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

Revenue

Our revenue has grown rapidly since we began shipping products in May 2004, increasing from $2.6 million in 2004 to $394.1 million in 2009. Revenue grew by 18% in 2009 to $394.1 million from $333.3 million in 2008. Revenue grew by 33% in the first six months of 2010 to $238.7 million from $179.2 million in the first six months of 2009. We believe that our revenue growth in 2009, when the global macroeconomic environment negatively impacted many businesses, is a positive sign that our products have a significant value proposition to our customers and that the WAN optimization market is still expanding despite the challenging macroeconomic environment.

Costs and Expenses

Operating expenses consist of sales and marketing, research and development, general and administrative expenses, and acquisition-related costs. Personnel-related costs, including stock-based compensation, are the most significant component of each of these expense categories. As of June 30, 2010, we had 1,102 employees, an increase of 14% from the 963 employees at June 30, 2009. The increase in employees is the most significant driver behind the increase in costs and operating expenses in 2010. The increase in employees was required to support our increased revenue. The timing and number of additional hires has and could materially affect our operating expenses, both in absolute dollars and as a percentage of revenue, in any particular period.

Stock-based Compensation Expense

Stock-based compensation expense and related payroll taxes were $18.3 million and $14.0 million, in the three months ended June 30, 2010 and 2009, respectively, and $34.2 million and $26.8 million in the six months ended June 30, 2010 and 2009, respectively. We expect to continue to incur significant stock-based compensation expense and anticipate further growth in stock-based compensation expense as our employee base grows because we expect stock-based compensation to continue to play an important part in the overall compensation structure for our employees.

Stock-based compensation expense and related payroll tax was as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2010	2009	2010	2009
Cost of product	$141	$115	$266	$210
Cost of support and services	1,398	1,139	2,682	2,162
Sales and marketing	7,575	6,108	14,321	12,095
Research and development	5,102	3,566	9,333	6,736
General and administrative	4,072	3,062	7,560	5,595

Total stock-based compensation expense and related payroll taxes	$18,288	$13,990	$34,162	$26,798

Acquisition of Mazu

We acquired Mazu Networks, Inc. on February 19, 2009. The results of operations of Mazu are included in our condensed consolidated results for the period subsequent to the acquisition date. In the three months ended June 30, 2010 and June 30, 2009, we recognized $6.4 million and $2.3 million in revenue, respectively from the sale of Mazu products and services. In the three months ended June 30, 2009, we recognized a net credit of $3.0 million in acquisition-related contingent consideration, partially offset by $0.5 million in acquisition-related compensation costs. No acquisition-related contingent consideration or related compensation costs were recorded during the three months ended June 30, 2010.

In the six months ended June 30, 2010 and June 30, 2009, we recognized $12.8 million and $2.8 million in revenue, respectively from the sale of Mazu products and services. In the six months ended June 30, 2010, we recognized $2.7 million in acquisition-related contingent consideration cost and $1.4 million in acquisition-related compensation costs. In the six months ended June 30, 2009, we recognized a net gain of $2.8 million in acquisition-related contingent consideration, partially offset by $0.9 million in acquisition-related compensation costs.

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

The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following: revenue recognition, accounting for business combinations, stock-based compensation, accounting for income taxes, inventory valuation and allowances for doubtful accounts. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our year ended December 31, 2009 for a more complete discussion of our critical accounting policies and estimates including goodwill, intangible assets and impairment assessments, stock-based compensation, accounting for income taxes, inventory valuation and allowances for doubtful accounts. Our critical accounting policies have been discussed with the Audit Committee of the Board of Directors. Other than the changes in our Revenue Recognition policies as discussed below, we believe there have been no material changes to our critical accounting policies and estimates during the three and six months ended June 30, 2010, compared to those discussed in our Form 10-K for the year ended December 31, 2009.

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

(ii)	require an entity to allocate revenue in an arrangement using estimated selling prices (ESP) of deliverables if a vendor does not have vendor-specific objective evidence (VSOE) of selling price or third-party evidence (TPE) of selling price; and

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

Our product revenue also includes revenue from the sale of stand-alone software products. Stand-alone software may operate on our hardware appliance, but are not considered essential to the functionality of the hardware. Stand-alone software sales generally include a perpetual license to our software. Stand-alone software sales continue to be subject to the industry-specific software revenue recognition guidance.

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

VSOE of fair value for elements of an arrangement is based upon the normal pricing and discounting practices for those services when sold separately, and VSOE for support services is measured by the renewal rate offered to the customer. In determining VSOE, we require that a substantial majority of the selling prices for a service fall within a reasonably narrow pricing range, generally evidenced by a substantial majority of such historical stand-alone transactions falling within plus or minus 15% of the median rates. In addition, we consider major service groups, geographies, customer classifications, and other variables in determining VSOE.

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

The impact from the adoption of the amended revenue recognition rules to total revenue, income from continuing operations, net income and related per share amounts, and deferred revenue was not considered material. In the three and six months ended June 30, 2010, we recognized $42.0 million and $98.8 million, respectively, of software revenue under the industry specific software revenue recognition rules. Software revenue includes revenue from stand-alone software, hardware appliances, support and services on arrangements entered into before January 1, 2010. Software revenue also includes all stand-alone software arrangements and support contract renewals entered into after December 31, 2009. In the three and six months ended June 30, 2010, we recognized $84.2 million and $139.9 million, respectively, of non-software revenue under the amended revenue recognition guidance for multiple deliverable arrangements for non-software deliverables. Non-software revenue includes hardware appliance revenue, support contracts sold with hardware appliances, and related services on arrangements entered into after December 31, 2009. As of June 30, 2010, we recorded $1.3 million of deferred product revenue related to sales under the industry specific software revenue recognition rules and $3.4 million of deferred product revenue related to sales under the amended revenue recognition guidance for multiple deliverable arrangements for non-software deliverables.

In terms of the timing and pattern of revenue recognition, the amended accounting guidance for revenue recognition did not have a significant effect on net sales, and is not expected to have a significant effect on net sales in periods after the initial adoption. However, we expect that this amended accounting guidance will facilitate our efforts to optimize our offerings due to better alignment between the economics of an arrangement and the related accounting. This may lead us to engage in new go-to-market practices in the future. In particular, we expect that the amended accounting standards will enable us to better integrate products and services without VSOE into existing offerings and solutions. As our go-to-market strategies evolve, we may modify our pricing practices in the future, which could result in changes in selling prices, including both VSOE and ESP. As a result, our future revenue recognition for multiple deliverable arrangements could differ materially from the results in the current period.

Product revenue consists of revenue from sales of our hardware appliances and perpetual software licenses. We recognize product revenue when all of the following have occurred: (1) we have entered into a legally binding arrangement with a customer; (2) delivery has occurred; (3) customer payment is deemed fixed or determinable and free of contingencies and significant uncertainties; and (4) collection is reasonably assured.

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

Results of Operations

Revenue

We derive our revenue from sales of our appliances and software licenses and from support and services. Product revenue primarily consists of revenue from sales of our Steelhead and Cascade products and is typically recognized upon shipment. Support and services revenue includes support, professional services and training. Support contracts include unspecified software updates, access to technical assistance and repair and replacement of defective hardware appliances. Support revenue is recognized ratably over the contractual period, which is typically one year. Professional services and training revenue, which to date has not been significant, is recognized as the services are performed.

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2010	2009	2010	2009
Total Revenue	$126,227	$90,987	$238,650	$179,198
Total Revenue by Type:
Product	$84,505	$60,314	$159,242	$120,779
Support and services	$41,722	$30,673	$79,408	$58,419
% Revenue by Type:
Product	67%	66%	67%	67%
Support and services	33%	34%	33%	33%
Total Revenue by Geography:
United States	$63,820	$49,640	$122,131	$97,944
Europe, Middle East and Africa	$36,842	$24,934	$68,255	$49,272
Rest of the World	$25,565	$16,413	$48,264	$31,982
% Revenue by Geography:
United States	51%	55%	51%	55%
Europe, Middle East and Africa	29%	27%	29%	27%
Rest of the World	20%	18%	20%	18%
Total Revenue by Sales Channel:
Direct	$6,982	$8,232	$16,278	$15,997
Indirect	$119,245	$82,755	$222,372	$163,201
% Revenue by Sales Channel:
Direct	6%	9%	7%	9%
Indirect	94%	91%	93%	91%

Quarter Ended June 30, 2010 Compared to the Quarter Ended June 30, 2009: Product revenue increased by 40% in the three months ended June 30, 2010 as compared to the three months ended June 30, 2009 due primarily to an increase in unit volume from increasing sales to existing customers and the addition of new customers. We believe the market for our products has grown due to increased market awareness of WAN optimization services and an increase in distributed organizations, which increases dependence on timely access to data and applications.

Substantially all of our customers purchase support when they purchase our products. The increase in support and services revenue of 36% in the three months ended June 30, 2010 as compared to the three months ended June 30, 2009 is a result of a larger installed base due to increased product and first year support sales combined with the continued renewal of support contracts by existing customers.

As our customer base grows, we expect the proportion of revenue generated from support and services to increase. Renewal rates increased in the prior year as we hired additional sales resources to support renewals on our existing customer base. We expect our renewal rates to remain consistent with the first half of 2010.

In the three months ended June 30, 2010, we derived 94% of our revenue from indirect channels compared to 91% in the three months ended June 30, 2009. We expect indirect channel revenue to continue to be a substantial majority of our revenue.

We generated 49% of our revenue from international locations in the three months ended June 30, 2010 compared to 45% in the three months ended June 30, 2009. We continue to expand into international locations and introduce our products in new markets and expect international revenue to increase in dollar amount over time.

Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009: Product revenue increased by 32% in the six months ended June 30, 2010 over the same period in the prior year due primarily to an increase in unit volume from sales to new customers and additional purchases by existing customers.

Support and services revenue increased by 36% in the six months ended June 30, 2010 as compared to the same prior year period due to higher first year support sales from higher product sales and the continued renewal of support contracts by our existing customers.

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

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2010	2009	2010	2009
Revenue:
Product	$84,505	$60,314	$159,242	$120,779
Support and services	41,722	30,673	79,408	58,419

Total revenue	126,227	90,987	238,650	179,198

Cost of revenue:
Cost of product	18,612	14,389	35,244	28,794
Cost of support and services	12,364	9,466	23,598	17,975

Total cost of revenue	30,976	23,855	58,842	46,769

Gross profit	$95,251	$67,132	$179,808	$132,429

Gross margin for product	78%	76%	78%	76%
Gross margin for support and services	70%	69%	70%	69%
Total gross margin	75%	74%	75%	74%

Quarter Ended June 30, 2010 Compared to the Quarter Ended June 30, 2009: The increase in cost of product revenue was due primarily to increased unit volume associated with higher revenue. The increase in cost of product revenue was also attributable to higher shipping costs of $0.9 million, higher warranty-related costs of $0.5 million, higher inventory obsolescence costs of $0.3 million and higher personnel costs of $0.3 million. Cost of support and services revenue increased as we added more technical support headcount domestically and abroad to support our growing customer base. Technical support and services headcount was 151 employees as of June 30, 2010 compared to 122 employees as of June 30, 2009. Additionally, costs related to freight increased due to increased infrastructure to support the increased installed base.

Gross margins increased to 75% in the three months ended June 30, 2010 from 74% in the three months ended June 30, 2009. Product gross margins increased to 78% in the three months ended June 30, 2010 from 76% in the three months ended June 30, 2009 as a result of volume leverage and favorable product mix. Gross margins for support and services increased to 70% as a result of revenues increasing at a higher rate than support and services costs.

Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009: The increase in cost of product revenue was due primarily to increased unit volume associated with higher revenue. The increase in cost of product revenue was also attributable to higher warranty-related costs of $1.2 million, higher shipping costs of $0.9 million and higher personnel costs of

$0.6 million and amortization of acquisition-related intangibles of $0.4 million, partially offset by lower inventory obsolescence costs of $0.5 million. Cost of product revenue in the six months ended June 30, 2009 includes $3.0 million in provisions for inventory on hand in excess of forecasted demand. Cost of support and services revenue increased due to increased personnel related costs as a result of increased headcount.

Gross margins increased to 75% in the six months ended June 30, 2010 from 74% in the six months ended June 30, 2009. Product gross margins increased to 78% in the six months ended June 30, 2010 from 76% in the six months ended June 30, 2009 as a result of volume leverage and favorable product mix. Gross margins for support and services increased to 70% as a result of revenues increasing at a higher rate than support and services costs.

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

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2010	2009	2010	2009
Sales and marketing expenses	$51,990	$42,025	$102,058	$82,811
Percent of total revenue	41%	46%	43%	46%

Quarter Ended June 30, 2010 Compared to the Quarter Ended June 30, 2009: Sales and marketing expenses increased by $10.0 million, or 24%, in the three months ended June 30, 2010 compared to the three months ended June 30, 2009 primarily due to increases in personnel costs of $7.4 million and marketing-related activities of $1.0 million. The increase in personnel costs, which include salaries, commissions, bonuses and related benefits and stock-based compensation, was primarily due to headcount increasing to 512 employees as of June 30, 2010 from 449 employees as of June 30, 2009 and higher commissions on increased revenue.

Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009: The increase in sales and marketing expenses for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 of $19.2 million is primarily due to increases in personnel costs of $14.0 million and marketing-related activities of $1.0 million.

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

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2010	2009	2010	2009
Research and development expenses	$20,664	$17,028	$39,549	$33,066
Percent of total revenue	16%	19%	17%	18%

Quarter Ended June 30, 2010 Compared to the Quarter Ended June 30, 2009: Research and development expenses increased by $3.6 million, or 21%, in the three months ended June 30, 2010 compared to the three months ended June 30, 2009 primarily due to increases in personnel costs of $3.5 million. The increase in personnel costs, which include salaries, bonuses and related benefits and stock-based compensation, was primarily due to headcount increasing to 293 employees as of June 30, 2010 from 267 employees as of June 30, 2009.

Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009: The increase in research and development expenses for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 of $6.5 million is primarily due to an increase in personnel costs of $5.7 million.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation for personnel and facilities costs related to our executive, finance, human resources, information technology and legal organizations, and fees for professional services. Professional services include legal, audit and information technology consulting costs.

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2010	2009	2010	2009
General and administrative expenses	$11,569	$9,092	$22,315	$18,085
Percent of total revenue	9%	10%	9%	10%

Quarter Ended June 30, 2010 Compared to the Quarter Ended June 30, 2009: General and administrative expenses increased by $2.5 million, or 27%, in the three months ended June 30, 2010 compared to the three months ended June 30, 2009 due to an increase in personnel costs of $1.8 million. The increase in personnel costs, which include salaries, bonuses and related benefits and stock-based compensation, was primarily due to headcount increasing to 127 employees as of June 30, 2010 from 108 employees as of June 30, 2009.

Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009: The increase in general and administrative expenses for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 of $4.2 million is primarily due to an increase in personnel costs of $3.1 million.

Acquisition-Related Costs (credits)

Acquisition-related costs (credits) include changes in the fair value of the acquisition-related contingent consideration, transaction costs and integration-related costs. As of June 30, 2010, the fair value of acquisition-related contingent consideration liability payable to Mazu shareholders was $11.4 million, due to the achievement of certain bookings targets through March 31, 2010. During the three months ended June 30, 2010 there was no change in the fair value of the acquisition-related contingent consideration liability. This liability was paid during July 2010.

The following table summarizes the acquisition-related costs, including changes in the fair value of the acquisition-related contingent consideration distributed directly to shareholders of Mazu, transaction costs and integration-related costs, recognized in the three and six months ended June 30, 2010 and June 30, 2009:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2010	2009	2010	2009
Transaction costs	$—	$—	$—	$595
Severance	—	—	—	412
Integration costs	—	(5)	—	364
Change in fair value of acquisition-related contingent consideration	—	(2,954)	2,725	(2,810)

Total acquisition-related costs	$—	$(2,959)	$2,725	$(1,439)

Quarter Ended June 30, 2010 Compared to the Quarter Ended June 30, 2009: During the three months ended June 30, 2009, we recognized a net credit of $3.0 million of acquisition-related costs (credits) due to the change in fair value of the acquisition-related contingent consideration distributed directly to the Mazu shareholders. No acquisition-related contingent consideration was recorded during the three months ended June 30, 2010.

Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009: During the six months ended June 30, 2010 and 2009, we recognized cost of $2.7 million and a net credit of $2.8 million, respectively, of acquisition-related costs due to the change in fair value of the acquisition-related contingent consideration distributed directly to the Mazu shareholders. In addition, in the first quarter of 2009 we incurred transaction costs including legal, accounting, valuation and other professional services of $0.6 million and severance and integration-related costs of $0.8 million.

Other Income, Net

Other income, net consists primarily of interest income on our cash and investments, interest expense, and foreign currency exchange losses. Cash has historically been invested in highly liquid investments such as time deposits held at major banks, commercial paper, U.S. government agency discount notes, money market mutual funds and other money market securities with maturities at the date of purchase of 90 days or less.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2010	2009	2010	2009
Interest income	$223	$500	$482	$1,178
Other	(39)	(455)	(183)	(495)

Total other income, net	$184	$45	$299	$683

Quarter Ended June 30, 2010 Compared to the Quarter Ended June 30, 2009: Other income, net, increased in the three months ended June 30, 2010 due to lower foreign exchange losses in the second quarter of 2010. Interest income decreased in the three months ended June 30, 2010 compared to the same prior year period due to lower average interest rates. Weighted average interest rates applicable to our cash and investments balances decreased to 0.2% in the three months ended June 30, 2010 compared to 0.8% in the three months ended June 30, 2009.

Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009: Other income, net, decreased in the six months ended June 30, 2009 due to decreased interest income on cash and marketable securities balances as a result of declining interest rates. Weighted average interest rates applicable to our cash and marketable securities balances decreased to 0.1% in the six months ended June 30, 2010 compared to 0.9% in the six months ended June 30, 2009. Other expense primarily represents foreign exchange losses on foreign currency denominated liabilities.

Provision (Benefit) for Income Taxes

The provision for income taxes for the three months ended June 30, 2010 and 2009 was $4.7 million and $2.3 million, respectively. Our income tax provision consists of federal, foreign, and state income taxes. Our effective tax rate was 41.5% and 114.6% for the three months ended June 30, 2010 and 2009, respectively, and 43.3% and (16.1%) for the six months ended June 30, 2010 and 2009, respectively.

Our effective tax rate differs from the federal statutory rate due to state taxes and significant permanent differences. Significant permanent differences arise primarily from stock-based compensation expense, research and development (R&D) credits, the deduction for qualified production activities and certain acquisition-related items.

Our effective tax rate for the three months ended June 30, 2010 is lower when compared to the same period in the prior year primarily due to higher forecasted annual income in the current year. Our effective tax rate for the six months ended June 30, 2010 is higher when compared to the same period in the prior year primarily due to a tax benefit being recorded in the first quarter of the prior year. The prior year tax benefit was the result of significant tax benefits from disqualifying dispositions of purchase plan shares and incentive stock options.

Our effective tax rate in 2010 and in future periods may fluctuate on a quarterly basis. The effective tax rate could be affected by our stock-based compensation expense, changes in the valuation of our deferred tax assets, changes in actual results versus our estimates, or changes in tax laws, regulations, accounting principles, or interpretations thereof. On December 31, 2009, the federal R&D credit expired and has not been renewed as of June 30, 2010. If the federal R&D credit is renewed later this year, our effective tax rate would decrease.

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

Liquidity and Capital Resources

(in thousands)	As of June 30, 2010	As of December 31, 2009
Working capital	$289,911	$281,965
Cash and cash equivalents	$134,757	$67,749
Short-term investments	$227,366	$257,938
Long-term investments	$59,972	$—

	Six months ended June 30,
(in thousands)	2010	2009
Cash provided by operating activities	$71,238	$35,221
Cash used in investing activities	$(34,009)	$(72,376)
Cash provided by (used in) financing activities	$30,107	$(7,795)

Cash and Cash Equivalents

Cash and cash equivalents consist of money market mutual funds, government-sponsored enterprise obligations, treasury bills, commercial paper and other money market securities with remaining maturities at date of purchase of 90 days or less.

Investments consist of government-sponsored enterprise obligations, treasury bills and corporate bonds and notes. The fair value of investments is determined as the exit price in the principal market in which we would transact. The fair value of our investments has not materially fluctuated from historical cost. The accumulated unrealized gain, net of tax, on investments recognized in accumulated other comprehensive loss in our stockholders’ equity as of June 30, 2010 is $0.2 million. The recent volatility in the credit markets has increased the risk of material fluctuations in the fair value of investments.

Cash and cash equivalents, short-term investments and long-term investments increased by $96.4 million in the six month period ended June 30, 2010 to $422.1 million.

Pursuant to certain lease agreements and as security for our merchant services agreement with our financial institution, we are required to maintain cash reserves, classified as restricted cash. Current restricted cash totaled $1.4 million and $1.5 million at June 30, 2010 and December 31, 2009, respectively. Current restricted cash is included in prepaid expenses and other current assets in the condensed consolidated balance sheet and consists primarily of collateral for letters of credit for the security deposit on the sublease of our corporate headquarters and is restricted until the end of the term of the sublease on August 30, 2010. Long-term restricted cash totaled $2.6 million at June 30, 2010 and December 31, 2009. Long-term restricted cash is included in other assets in the condensed consolidated balance sheets and consists primarily of funds held as collateral for letters of credit for the security deposit on the leases of our corporate headquarters and is restricted until the end of the lease terms on July 31, 2014.

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

Cash provided by operating activities increased by $36.0 million to $71.2 million in the six months ended June 30, 2010 compared to $35.2 million in the six months ended June 30, 2009. The increase in cash flow from operating activities was primarily due to an increase in cash flow of $7.3 million from operations after adjusting for non-cash items, including depreciation and amortization, and stock-based compensation, and $28.7 million from the change in operating assets and liabilities.

Cash Flows used in Investing Activities

Cash flows used in investing activities primarily relate to purchases of investments, net of sales and maturities, capital expenditures and cash used in acquisitions.

Cash used in investing activities decreased by $38.4 million to $34.0 million in the six months ended June 30, 2010 compared to $72.4 million in the six months ended June 30, 2009. The decrease in cash used in investing activities is primarily due to $20.5 million used for acquisitions in the first quarter of 2009. In addition, purchases of securities increased by $96.5 million, offset by proceeds from the sales and maturities of securities that increased by $113.5 million. Capital expenditures decreased by $0.9 million in the six months of 2010 compared to 2009.

Cash Flows provided by/used in Financing Activities

Cash flows provided by financing activities in the six months ended June 30, 2010 totaled $30.1 million and consisted primarily of proceeds from the issuance of common stock of $27.0 million, excess tax benefit from employee stock plans of $5.4 million, partially offset by cash used to net settle employee payroll taxes on share equity awards of $2.3 million compared to cash used in financing activities of $7.8 million in the six months ended June 30, 2009. Cash used in financing activities in the first half of 2009 was primarily $16.8 million used to repurchase common stock and $5.0 million used to pay down debt assumed in the acquisition of Mazu. During the six month period ended June 30, 2009, we repurchased 1,332,705 shares of common stock under our Share Repurchase Program for an aggregate purchase price of $16.8 million, or an average of $12.61 per share.

We believe that our net proceeds from operations, together with our cash balance at June 30, 2010, will be sufficient to fund our projected operating requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of expansion into new territories, the timing of introductions of new products and enhancements to existing products, and the continuing market acceptance of our products. In February 2009, we acquired Mazu Networks, Inc. for approximately $25 million of cash which was paid for from our existing cash balance. In the future, we may enter into other arrangements for potential investments in, or acquisitions of, complementary businesses, services or technologies, which could require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Contractual Obligations

The following is a summary of our contractual obligations as of June 30, 2010:

	Total	Remaining six months of 2010	2011	2012	2013	2014
	(in thousands)
Contractual Obligations
Operating leases	$28,063	$3,516	$8,074	$7,090	$5,873	$3,510
Purchase obligations (1)	$7,842	7,732	101	9	—	—
Acquisition-related contingent consideration (2)	$15,158	15,158	—	—	—	—

Total contractual obligations	$51,063	$26,406	$8,175	$7,099	$5,873	$3,510

(1)	Represents amounts associated with agreements that are enforceable, legally binding and specify terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of payment. Obligations under contracts that we can cancel without a significant penalty are not included in the table above.
(2)	Acquisition-related contingent consideration was paid in the third quarter of 2010.

Off-Balance Sheet Arrangements

At June 30, 2010 and December 31, 2009, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes, nor did we have any undisclosed material transactions or commitments involving related persons or entities.

Other

At June 30, 2010 and December 31, 2009, we did not have commercial commitments under lines of credit, standby repurchase obligations or other such debt arrangements.

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

Interest Rate Sensitivity

We had unrestricted cash and cash equivalents, and investments totaling $422.1 million and $325.7 million at June 30, 2010 and December 31, 2009, respectively. Cash and cash equivalents of $134.8 million and $67.7 million at June 30, 2010 and December 31, 2009, respectively, are held for working capital purposes and include highly liquid investments with a maturity of ninety days or less at the time of purchase. Cash equivalents consist primarily of money market mutual funds, government-sponsored enterprise obligations, treasury bills, and other money market securities. Investments of $287.3 million and $257.9 million at June 30, 2010 and December 31, 2009, respectively, consist of government-sponsored enterprise obligations, treasury bills, FDIC-backed certificates of deposit and corporate bonds and notes.

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

Evaluation of Disclosure Controls and Procedures

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2010, the end of the period covered by this quarterly report on Form 10-Q. This controls evaluation was done under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

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

Based upon the controls evaluation, our CEO and CFO have concluded that as of June 30, 2010, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission and to ensure that material information relating to us and our consolidated subsidiaries is made known to management, including the CEO and CFO.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the second quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting means a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

•

customer or partner concentration. For example, one value-added distributor represented more than 10% of our revenue for the three months ended June 30, 2010. Two value-added distributors each represented more than 10% of our trade receivable balance at June 30, 2010.

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

Many of our business processes depend upon our information technology systems (“IT”), the systems and processes of third parties, and on interfaces with the systems of third parties. For example, our order entry system provides information to the systems of our contract manufacturers, which enables them to build and ship our products. If those systems fail or are interrupted, or if our ability to connect to or interact with one or more networks is interrupted, our processes may function at a diminished level or not at all. This would harm our ability to ship products, and our financial results would likely be harmed.

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

The timing of our revenue is difficult to predict. Our sales efforts involve educating our customers about the use and benefit of our products, including their technical capabilities and potential cost savings to an organization. Customers typically undertake a significant evaluation process that has in the past resulted in a lengthy sales cycle, in some cases over twelve months. Also, as our channel model distribution strategy evolves, utilizing value-added resellers, value-added distributors, systems integrators and service providers, the level of variability in the length of sales cycle across transactions may increase and make it more difficult to predict the timing of many of our sales transactions. We spend substantial time, effort and money in our sales efforts without any assurance that our efforts will produce any sales. Even after making the decision to purchase, customers may deploy our products slowly and deliberately. In addition, product purchases are frequently and increasingly subject to budget constraints, multiple approvals, and unplanned administrative, processing and other delays. Customers may also defer purchases as a result of anticipated or announced releases of new products or enhancements by our competitors or by us. Product purchases have in some instances been delayed by the volatile U.S. and global economic environment, which has introduced additional risk into our ability to accurately forecast sales in a particular quarter. If sales expected from a specific customer for a particular quarter are not realized in that quarter or at all, revenue will be harmed and we may miss our stated guidance for that period.

Our international sales and operations subject us to additional risks that may harm our operating results.

In the second quarter of 2010, we derived approximately 49% of our revenue from customers outside the U.S. We have personnel in numerous countries worldwide. We expect to continue to add personnel in additional countries. Our international sales and operations subject us to a variety of risks, including:

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

Developing our products is expensive, and the investment in product development may involve a long payback cycle or may not generate additional revenue at all. In the second quarter of 2010, our research and development expenses were $20.7 million, or approximately 16% of our total revenue. Our future plans include significant investments in research and development and related product opportunities. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. These investments may take several years to generate positive returns, if ever.

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

We may not be able to anticipate future market needs or be able to develop new products or product enhancements to meet such needs, either on a timely basis or at all. For example, our failure to address additional application-specific protocols, particularly if our competitors are able to provide such functionality, could harm our business. In addition, our inability to diversify beyond our current product offerings could adversely affect our business. Any new products or product enhancements that we introduce may not achieve any significant degree of market acceptance or be accepted into our sales channel by our channel partners, which would adversely affect our business and operating results. In addition, the introduction of new products or product enhancements may shorten the life cycle of our existing products, or replace sales of some of our current products, thereby offsetting the benefit of even a successful product introduction, or may cause customers to defer purchasing our existing products in anticipation of the new or enhanced products, any of which could adversely affect our business and operating results.

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

Our products are highly technical and may contain undetected software or hardware errors. These errors, and any related claims against our products, could cause harm to our reputation and our business.

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

In February 2009, we acquired Mazu Networks, Inc. In the future we may acquire other businesses, products or technologies. Our ability as an organization to integrate acquisitions is unproven. Any acquisitions that we complete may not ultimately strengthen our competitive position or achieve our goals, or the acquisition may be viewed negatively by customers, financial markets or investors. In addition, we may encounter difficulties in integrating personnel, operations, technologies or products from the acquired businesses and in retaining and motivating key personnel from these businesses. We may also encounter difficulties in maintaining uniform standards, controls, procedures and policies across locations, or in managing geographically or culturally diverse locations. We may experience significant problems or liabilities associated with acquired or integrated product quality and technology. Acquisitions may disrupt our ongoing operations, divert management from day-to-day responsibilities and increase our expenses. Acquisitions may reduce our cash available for operations and other uses and could result in an increase in amortization expense related to identifiable assets acquired, potentially dilutive issuances of equity securities or the incurrence of debt.

Our use of open source and third-party software could impose limitations on our ability to commercialize our products.

We incorporate open source software into our products. Although we monitor our use of open source closely, the terms of many open source licenses have not been interpreted by U.S. courts, and there is a risk that legal interpretations or changes to the licensing terms of open source software that we depend on such licenses could be construed in a manner that could impose unanticipated conditions or restrictions on our ability to commercialize our products. We could also be subject to these conditions or restrictions should there be any changes in the licensing terms of the open source software incorporated into our products. In either event, we could be required to seek licenses from third parties in order to continue offering our products, to re-engineer our products or to discontinue the sale of our products in the event re-engineering cannot be accomplished on a timely or successful basis, any of which could adversely affect our business, operating results and financial condition.

We also incorporate certain third-party technologies, including software programs, into our products and may need to utilize additional third-party technologies in the future. However, licenses to relevant third-party technology may not continue to be available to us on commercially reasonable terms, or at all. Therefore, we could face delays in product releases until equivalent technology can be identified, licensed or developed, and integrated into our current products. These delays, if they occur, could materially adversely affect our business, operating results and financial condition. We currently use third-party software programs in our Steelhead appliances, our Interceptor appliances, our Central Management Console appliances, our Cascade appliances, and our Steelhead Mobile software client and controller. For example, in our Steelhead appliances, we use third-party software to configure a storage adapter for specific redundant disk setups as well as to initialize and diagnose hardware on certain products, and in our Central Management Console and Steelhead Mobile Controller appliances we use third-party software to help manage statistics and reporting. Each of these software programs is currently available from only one vendor. Any disruption in our access to these or other software programs or third-party technologies could result in significant delays in our product releases and could require substantial effort to locate or develop a replacement program. If we decide in the future to incorporate into our products any other software program licensed from a third party, and the use of such software program is necessary for the proper operation of our appliances, then our loss of any such license would similarly adversely affect our ability to release our products in a timely fashion.

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

We incur significant legal, accounting and other expenses as a public company, including costs resulting from regulations regarding corporate governance practices and costs relating to compliance with Section 404 of the Sarbanes-Oxley Act. For example, the listing requirements of the Nasdaq Stock Market’s Global Select Market require that we satisfy certain corporate governance requirements relating to independent directors, audit committees, distribution of annual and interim reports, stockholder meetings, stockholder approvals, solicitation of proxies, conflicts of interest, stockholder voting rights and codes of conduct. In addition, the recently passed Dodd-Frank Wall Street Reform and Consumer Protection Act contains various provisions applicable to the corporate governance functions of public companies. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased our legal and financial compliance costs and will make some activities more time consuming and costly. For example, these rules and regulations could make it more difficult for us to attract and retain qualified persons to serve on our Board of Directors, our board committees or as executive officers.

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

The trading prices of the securities of technology companies have been highly volatile. Further, our common stock has a limited trading history. Since our initial public offering in September 2006 through June 30, 2010, our stock price has fluctuated from a low of $7.10 to a high of $52.81. The market price of our common stock has at times reflected a higher multiple of expected future earnings than many other companies. As a result, even small changes in investor expectations regarding our future growth and earnings, whether as a result of actual or rumored financial or operating results, changes in the mix of products and services sold, acquisitions, industry changes, or other factors, could result in, and have in the past resulted in, significant fluctuations in the market price of our common stock.

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

As of June 30, 2010, our directors and executive officers and their affiliates beneficially owned, in the aggregate, approximately 10.4% of our outstanding common stock. As a result, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit your ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the stock repurchase activity for the three months ended June 30, 2010:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (2)
April 1, 2010 - April 30, 2010	—	$—	—	$21,016,000
May 1, 2010 - May 31, 2010	—	$—	—	$—
June 1, 2010 - June 30, 2010	—	$—	—	$—

Total	—	$—	—	$—

(1)	On April 21, 2008, our Board of Directors authorized a Share Repurchase Program, which authorized us to repurchase up to $100.0 million of our outstanding common stock during a period not to exceed 24 months from the Board authorization date. The Share Repurchase Program expired on April 20, 2010.
(2)	During 2010, we have not repurchased any shares of common stock under this Program. Shares repurchased under this Program were generally purchased in open market transactions. The timing and amounts of any purchases were based on market conditions and other factors including price, regulatory requirements and capital availability.

Item 6.	Exhibits

Exhibit No.	Description

3.1	Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws. (2)

4.1	Form of Common Stock Certificate. (1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (No. 333-133437) filed with the SEC on April 20, 2006, as amended.
(2)	Incorporated by reference to Registrant’s Current Report on Form 8-K (No. 001-33023) filed with the SEC on December 18, 2008.
*	Furnished and not filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Riverbed Technology, Inc. under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: July 30, 2010

RIVERBED TECHNOLOGY, INC.

By:	/s/ Jerry M. Kennelly
Jerry M. Kennelly
President and Chief Executive Officer

Dated: July 30, 2010

RIVERBED TECHNOLOGY, INC.

By:	/s/ Randy S. Gottfried
Randy S. Gottfried
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

3.1	Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws. (2)

4.1	Form of Common Stock Certificate. (1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (No. 333-133437) filed with the SEC on April 20, 2006, as amended.
(2)	Incorporated by reference to Registrant’s Current Report on Form 8-K (No. 001-33023) filed with the SEC on December 18, 2008.
*	Furnished and not filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Riverbed Technology, Inc. under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.