Form 10-Q
period 2010-09-30
Riverbed Technology, Inc.
filed 2010-10-28
CIK 1357326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

The number of shares of the registrant’s common stock, par value $0.0001, outstanding as of October 21, 2010 was: 73,499,811.

RIVERBED TECHNOLOGY, INC.

Item 1.	Financial Statements

RIVERBED TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

As of September 30, 2010 and December 31, 2009

(in thousands, except par value)

	September 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$129,335	$67,749
Short-term investments	263,319	257,938
Trade receivables, net of allowances of $1,629 and $1,693 as of September 30, 2010 and December 31, 2009, respectively	43,676	48,468
Inventory	13,345	9,742
Deferred tax assets	13,006	9,451
Prepaid expenses and other current assets	20,567	16,816

Total current assets	483,248	410,164

Long-term investments	76,614	—
Fixed assets, net	21,142	21,698
Goodwill	11,312	11,312
Intangibles, net	15,804	19,389
Deferred tax assets, non-current	45,265	38,619
Other assets	3,712	4,097

Total assets	$657,097	$505,279

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$31,318	$19,053
Accrued compensation and benefits	25,124	18,692
Other accrued liabilities	17,444	25,976
Deferred revenue	83,734	64,478

Total current liabilities	157,620	128,199

Deferred revenue, non-current	24,208	21,972
Other long-term liabilities	3,514	2,801

Total long-term liabilities	27,722	24,773

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value – 30,000 shares authorized, no shares outstanding	—	—
Common stock and additional paid-in capital; $0.0001 par value – 600,000 shares authorized; 73,487 and 70,129 shares issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	464,905	367,236
Retained earnings (Accumulated deficit)	6,698	(14,849)
Accumulated other comprehensive income (loss)	152	(80)

Total stockholders’ equity	471,755	352,307

Total liabilities and stockholders’ equity	$657,097	$505,279

See Notes to Condensed Consolidated Financial Statements.

RIVERBED TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Revenue:
Product	$102,841	$69,543	$262,083	$190,322
Support and services	44,965	32,506	124,373	90,925

Total revenue	147,806	102,049	386,456	281,247

Cost of revenue:
Cost of product	21,889	14,982	57,133	43,776
Cost of support and services	12,878	9,410	36,476	27,385

Total cost of revenue	34,767	24,392	93,609	71,161

Gross profit	113,039	77,657	292,847	210,086

Operating expenses:
Sales and marketing	56,517	44,192	158,575	127,003
Research and development	21,951	17,302	61,500	50,368
General and administrative	12,078	9,297	34,393	27,382
Acquisition-related costs (credits)	—	(3,008)	2,725	(4,447)

Total operating expenses	90,546	67,783	257,193	200,306

Operating income	22,493	9,874	35,654	9,780

Other income, net	384	141	683	824

Income before provision for income taxes	22,877	10,015	36,337	10,604
Provision for income taxes	8,967	4,546	14,790	4,451

Net income	$13,910	$5,469	$21,547	$6,153

Net income per common share:
Basic	$0.19	$0.08	$0.30	$0.09

Diluted	$0.18	$0.08	$0.28	$0.09

Shares used in computing net income per common share:
Basic	72,989	69,370	71,831	69,035
Diluted	78,965	71,968	76,773	71,040

See Notes to Condensed Consolidated Financial Statements.

RIVERBED TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine months ended September 30,
	2010	2009
Operating Activities:
Net income	$21,547	$6,153
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	11,388	10,376
Stock-based compensation	50,496	40,431
Deferred taxes	(10,267)	(10,019)
Excess tax benefit from employee stock plans	(9,600)	(1,694)
Changes in operating assets and liabilities:
Trade receivables	4,792	1,608
Inventory	(3,603)	(1,017)
Prepaid expenses and other assets	(3,377)	(2,128)
Accounts payable	12,906	2,398
Accrued and other liabilities	14,385	8,603
Acquisition-related contingent consideration	(5,249)	(4,947)
Income taxes payable	8,355	6,562
Deferred revenue	21,492	17,073

Net cash provided by operating activities	113,265	73,399

Investing Activities:
Capital expenditures	(7,876)	(7,173)
Purchase of available for sale securities	(430,659)	(244,208)
Proceeds from maturities of available for sale securities	307,970	181,761
Proceeds from sales of available for sale securities	40,862	13,500
Acquisitions, net of cash and cash equivalents acquired	—	(20,469)

Net cash used in investing activities	(89,703)	(76,589)

Financing Activities:
Acquisition-related contingent consideration	(9,909)	—
Proceeds from issuance of common stock under employee stock plans, net of repurchases	40,504	15,512
Cash used to net share settle equity awards	(2,300)	—
Payments for repurchases of common stock	—	(29,016)
Payments of debt	—	(5,004)
Excess tax benefit from employee stock plans	9,600	1,694

Net cash provided by (used in) financing activities	37,895	(16,814)

Effect of exchange rate changes on cash and cash equivalents	129	335

Net increase (decrease) in cash and cash equivalents	61,586	(19,669)
Cash and cash equivalents at beginning of period	67,749	95,378

Cash and cash equivalents at end of period	$129,335	$75,709

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

Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated. The accompanying condensed consolidated balance sheet as of September 30, 2010, the condensed consolidated statements of operations for the three and nine months ended September 30, 2010 and September 30, 2009, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2010 and September 30, 2009 are unaudited. The accompanying statements should be read in conjunction with the audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2009.

The accompanying condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (GAAP) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). They do not include all of the financial information and footnotes required by GAAP for complete financial statements. We believe the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments necessary for the fair presentation of our balance sheet as of September 30, 2010, and our results of operations for the three and nine months ended September 30, 2010 and September 30, 2009, and cash flows for the nine months ended September 30, 2010 and September 30, 2009. All adjustments are of a normal recurring nature. The results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for any subsequent quarter or for the year ending December 31, 2010.

Other than the adoption of the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Accounting Standards Update (ASU) 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements, and ASU 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements, there have been no significant changes in our accounting policies during the three and nine months ended September 30, 2010, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

VSOE of fair value for elements of an arrangement is based upon the normal pricing and discounting practices for those services when sold separately, and VSOE for support services is measured by the renewal rate offered to the customer. In determining VSOE, we require that a substantial majority of the selling prices for a service fall within a reasonably narrow pricing range, generally evidenced by a substantial majority of such historical stand-alone transactions falling within a reasonably narrow range of the median rates. In addition, we consider major service groups, geographies, customer classifications, and other variables in determining VSOE.

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

The impact from the adoption of the amended revenue recognition rules to total revenue, income from continuing operations, net income and related per share amounts, and deferred revenue was not considered material. In the three and nine months ended September 30, 2010, we recognized $37.7 million and $136.5 million, respectively, of software revenue under the industry specific software revenue recognition rules. Software revenue includes revenue from stand-alone software, hardware appliances, support and services on arrangements entered into before January 1, 2010. Software revenue also includes all stand-alone software arrangements and support contract renewals entered into after December 31, 2009. In the three and nine months ended September 30, 2010, we recognized $110.1 million and $250.0 million, respectively, of non-software revenue under the amended revenue recognition guidance for multiple deliverable arrangements for non-software deliverables. Non-software revenue includes hardware appliance revenue, support contracts sold with hardware appliances, and related services on arrangements entered into after December 31, 2009. As of September 30, 2010, we recorded $0.5 million of deferred product revenue related to sales under the industry specific software revenue recognition rules and $5.0 million of deferred product revenue related to sales under the amended revenue recognition guidance for multiple deliverable arrangements for non-software deliverables.

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

Inventory Valuation

Inventory consists of hardware and related component parts and is stated at the lower of cost (on a first-in, first-out basis) or market. A portion of our inventory relates to evaluation units located at customer locations, as some of our customers test our equipment prior to purchasing. Inventory that is obsolete or in excess of our forecasted demand is written down to its estimated realizable value based on historical usage, expected demand, and with respect to evaluation units, the historical conversion rate, the age of the units, and the estimated loss of utility. Inherent in our estimates of market value in determining inventory valuation are estimates related to economic trends, future demand for our products, the timing of new product introductions and technological obsolescence of our products. Inventory write-downs are recognized as cost of product and amounted to approximately $1.1 million and $0.6 million in the three months ended September 30, 2010 and 2009, respectively, and $3.6 million in each of the nine months ended September 30, 2010 and 2009.

Service Inventory

We hold service inventory that is used to repair or replace defective hardware reported by our customers who purchase support services. We classify service inventory as prepaid expenses and other current assets. At September 30, 2010 and December 31, 2009, our service inventory balance was $6.8 million and $6.3 million, respectively.

Warranty Reserve

Upon shipment of products to our customers, we provide for the estimated cost to repair or replace products that may be returned under warranty. Our warranty period is typically 12 months from the date of shipment to the customer for hardware and 90 days for software. For existing products, the reserve is estimated based on actual historical experience. For new products, the warranty reserve is based on historical experience of similar products until such time as sufficient historical data has been collected for the new product. If actual product failure rates, repair rates or any other post sales support costs differ from these estimates, revisions to the estimated warranty liability would be required.

The following is a summary of the warranty reserve activity for the nine months ended September 30, 2010 and 2009:

	Nine months ended September 30,
(in thousands)	2010	2009
Beginning balance	$701	$1,205
Additions charged to operations	992	656
Warranty costs incurred	(585)	(442)
Adjustments related to pre-existing warranties	—	(755)

Ending balance	$1,108	$664

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

Comprehensive Income

Comprehensive income consists of the following:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2010	2009	2010	2009
Net income	$13,910	$5,469	$21,547	$6,153
Change in net unrealized gains (losses) on investments, net of tax	55	(40)	104	(175)
Change in foreign currency translation adjustment, net of tax	456	128	128	342

Total comprehensive income	$14,421	$5,557	$21,779	$6,320

Concentrations of Risk

Financial instruments that are potentially subject to concentrations of credit risk consist primarily of cash, cash equivalents, investments, and trade receivables. Investment policies have been implemented that limit investments to investment grade securities and the average portfolio maturity is less than nine months. The risk with respect to trade receivables is mitigated by credit evaluations we perform on our customers and by the diversification of our customer base. Two customers each represented more than 10% of our trade receivable balance at September 30, 2010. No customer represented more than 10% of our revenue for the three and nine months ended September 30, 2010. No customer represented more than 10% of our revenue or trade receivable balance as of or for the three and nine months ended September 30, 2009.

We outsource the production of our inventory to third-party manufacturers. We rely on purchase orders or long-term contracts with our contract manufacturers. At September 30, 2010, we had no long-term contractual commitment with any manufacturer; however, we did have a 90 day commitment totaling $3.7 million.

Recent Accounting Pronouncements

Effective January 1, 2010, we adopted the revised guidance issued by FASB ASC ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820) intended to improve disclosures related to fair value measurements. This guidance requires new disclosures as well as clarifies certain existing disclosure requirements. New disclosures under this guidance require separate information about significant transfers in and out of Level 1 and Level 2 and the reason for such transfers, and also require purchases, sales, issuances, and settlements information for Level 3 measurement to be included in the rollforward of activity on a gross basis. The guidance also clarifies the requirement to determine the level of disaggregation for fair value measurement disclosures and the requirement to disclose valuation techniques and inputs used for both recurring and nonrecurring fair value measurements in either Level 2 or Level 3. The revised accounting guidance for the rollforward of activity on a gross basis for Level 3 fair value measurement will be effective for us in the first quarter of 2011. We do not expect the revised guidance to have a material impact on our condensed consolidated financial statements.

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

Fair Value of Consideration Transferred and Contingent Consideration

Acquisition date estimated fair value

Upon closing, we made payments totaling $23.1 million in cash for all of the outstanding securities of Mazu. Pursuant to the merger agreement additional cash payments were due to Mazu shareholders upon the achievement of certain bookings targets through March 31, 2010. At the acquisition date, we recorded a liability for the estimated fair value of the acquisition-related contingent consideration to be paid to Mazu shareholders (acquisition-related contingent consideration) of $9.9 million. This liability was estimated using a probability-weighted discounted cash flow model on the achievement of the bookings target. At the acquisition date, we estimated the fair value of the acquisition-related contingent consideration to be paid to the former employees of Mazu (acquisition-related compensation costs) to be $3.8 million. This fair value was also estimated using a probability-weighted discounted cash flow model on the achievement of the bookings target. No liability for the acquisition-related compensation cost was recorded as of the acquisition date, as this component was considered compensatory and was recognized as compensation cost in operating expense ratably over the period from the acquisition date to March 31, 2010.

As of the acquisition date, the fair value of consideration transferred and contingent consideration was estimated as follows:

(in thousands)
Payment to Mazu shareholders	$23,051
Acquisition-related contingent consideration	9,909

Total acquisition date fair value	$32,960

Acquisition-related contingent consideration

The final liability for the acquisition-related contingent consideration, which included the acquisition-related contingent consideration paid to Mazu shareholders and the acquisition-related compensation costs, was $15.2 million. This liability was paid during the third quarter of 2010.

The acquisition-related contingent consideration paid to Mazu shareholders was $11.4 million, based on the achievement of certain bookings targets through March 31, 2010. During the three months ended September 30, 2010 and 2009, we recorded zero and a net gain of $3.0 million, respectively, related to the change in fair value of the acquisition-related contingent consideration to be paid directly to Mazu shareholders. During the nine months ended September 30, 2010, we recognized $2.7 million of acquisition-related costs due to the change in fair value of the acquisition-related contingent consideration distributed directly to the Mazu shareholders. During the nine months ended September 30, 2009, we recorded a net gain of $4.4 million, which included the cumulative changes in fair value of the acquisition-related contingent consideration to be paid directly to the Mazu shareholders of $5.8 million, partially offset by transaction costs such as legal, accounting, valuation and other professional services of $0.6 million and integration-related costs of $0.8 million.

The acquisition-related compensation costs component of the acquisition-related contingent consideration was $3.8 million, based on the achievement of certain bookings targets through March 31, 2010. During the nine months ended September 30, 2010 and 2009, we recognized $1.4 million and $0.9 million, respectively, of acquisition-related compensation costs. No acquisition-related compensation costs were recognized during the three months ended September 30, 2010 and 2009. The following table shows the acquisition-related compensation costs recognized in operating expenses for the nine months ended September 30, 2010 and 2009, respectively:

	Nine months ended September 30,
(in thousands)	2010	2009
Sales and marketing	$588	$358
Research and development	519	316
General and administrative	324	197

Total acquisition-related compensation costs	$1,431	$871

3. NET INCOME PER COMMON SHARE

Basic net income per common share is computed by dividing net income by the weighted average number of vested common shares outstanding during the period. Diluted net income per common share is computed by giving effect to all potential dilutive common shares, including stock awards.

The following table sets forth the computation of income per share:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2010	2009	2010	2009
Net income	$13,910	$5,469	$21,547	$6,153

Weighted average common shares outstanding - basic	72,989	69,370	71,831	69,035
Dilutive effect of employee stock plans	5,976	2,598	4,942	2,005

Weighted average common shares outstanding - diluted	78,965	71,968	76,773	71,040

Basic net income per share	$0.19	$0.08	$0.30	$0.09

Diluted net income per share	$0.18	$0.08	$0.28	$0.09

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

The following weighted average outstanding options and RSUs were excluded from the computation of diluted net income per common share for the periods presented because including them would have had an anti-dilutive effect:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2010	2009	2010	2009
Total potential anti-dilutive shares of common stock	1,088	5,875	2,469	9,138

4. FAIR VALUE OF ASSETS AND LIABILITIES

As of September 30, 2010, the fair value measurements of our cash, cash equivalents and investments consisted of the following:

(in thousands)	Total	Level 1	Level 2
Assets:
Corporate bonds and notes	$23,516	$—	$23,516
U.S. government-sponsored enterprise obligations	49,696	—	49,696
Money market funds	48,283	48,283	—
Cash	7,840	—	—

Total cash and cash equivalents	$129,335	$48,283	$73,212

Corporate bonds and notes	$70,379	$—	$70,379
U.S. government backed securities	35,633	35,633	—
U.S. government-sponsored enterprise obligations	230,561	—	230,561
FDIC-backed certificates of deposit	3,360	—	3,360

Total investments	$339,933	$35,633	$304,300

As of December 31, 2009, the fair value measurements of our cash and cash equivalents, investments, and acquisition-related contingent consideration consisted of the following:

(in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Corporate bonds and notes	$24,758	$—	$24,758	$—
Money market funds	36,172	36,172	—	—
Cash	6,819	—	—	—

Total cash and cash equivalents	$67,749	$36,172	$24,758	$—

Corporate bonds and notes	$33,072	$—	$33,072	$—
U.S. government backed securities	48,984	48,984	—	—
U.S. government-sponsored enterprise obligations	167,963	—	167,963	—
FDIC-backed certificates of deposit	7,919	—	7,919	—

Total investments	$257,938	$48,984	$208,954	$—

Liabilities:

Acquisition-related contingent consideration	$11,002	$—	$—	$11,002

The following tables present the gross unrealized gains and gross unrealized losses as of September 30, 2010 and December 31, 2009:

(in thousands)	Fair Value	Unrealized Gains	Unrealized Losses
Corporate bonds and notes	$31,145	$65	$—
Corporate bonds and notes	39,234	—	(28)
U.S. government backed securities	34,634	89	—
U.S. government backed securities	999	—	(1)
U.S. government-sponsored enterprise obligations	169,648	110	—
U.S. government-sponsored enterprise obligations	60,913	—	(43)
FDIC-backed certificates of deposit	2,163	3	—
FDIC-backed certificates of deposit	1,197		(3)

Total investments at September 30, 2010	$339,933	$267	$(75)

Corporate bonds and notes	$19,570	$11	$—
Corporate bonds and notes	13,502	—	(6)
U.S. government backed securities	27,091	17	—
U.S. government backed securities	21,893	—	(8)
U.S. government-sponsored enterprise obligations	118,366	72	—
U.S. government-sponsored enterprise obligations	49,597	—	(61)
FDIC-backed certificates of deposit	4,083	3	—
FDIC-backed certificates of deposit	3,836	—	(4)

Total investments at December 31, 2009	$257,938	$103	$(79)

We have evaluated our investments as of September 30, 2010 and have determined that no investments with unrealized losses are other-than-temporarily impaired. No investments have been in a continuous loss position greater than one year.

Cash, Cash Equivalents and Investments

Cash and cash equivalents consist primarily of highly liquid investments in money market mutual funds, government-sponsored enterprise obligations, treasury bills, commercial paper and other money market securities with remaining maturities at date of purchase of 90 days or less. The carrying value of cash and cash equivalents at September 30, 2010 and December 31, 2009 was $129.3 million and $67.7 million, respectively. The carrying value approximates fair value at September 30, 2010 and December 31, 2009.

Investments, which are classified as available for sale at September 30, 2010, are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. Investments consist of government-sponsored enterprise obligations, treasury bills, FDIC-backed certificates of deposit and corporate bonds and notes. The fair value of our investments is determined as the exit price in the principal market in which we would transact. Level 1 instruments are valued based on quoted market prices in active markets and include treasury bills and money market funds. Level 2 instruments are valued based on quoted prices in markets that are not active, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency and include corporate bonds and notes, government-sponsored enterprise obligations and FDIC-backed certificates of deposit. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect our own assumptions in measuring fair value. As of September 30, 2010, we had no investments valued as Level 3 instruments. As of September 30, 2010 and December 31, 2009, the investments are recorded at amortized cost, which approximates fair market value. Generally, our investments have maturity dates up to two years from our date of purchase and active markets for these investments exist.

Restricted Cash

Pursuant to certain lease agreements, we are required to maintain cash reserves, classified as restricted cash. Current restricted cash totaled $1.4 million and $1.5 million at September 30, 2010 and December 31, 2009, respectively. Current restricted cash is included in prepaid expenses and other current assets in the condensed consolidated balance sheet and consists primarily of collateral for letters of credit for the security deposit on the sublease of our corporate headquarters and was restricted until 45 days after the end of the term of the sublease on August 30, 2010. Long-term restricted cash totaled $2.6 million at September 30, 2010 and December 31, 2009. Long-term restricted cash is included in other assets in the condensed consolidated balance sheets and consists primarily of funds held as collateral for letters of credit for the security deposit on the leases of our corporate headquarters and is restricted until the end of the lease terms on July 31, 2014.

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

The following table represents the change in the acquisition-related contingent consideration liability during the nine months ended September 30, 2010 and 2009:

	Nine months ended September 30,
(in thousands)	2010	2009
Beginning balance	$11,002	$—
Acquisition date fair value measurement	—	9,909
Acquisition-related compensation costs	1,431	871
Adjustments to fair value measurement	2,725	(5,818)
Payment of acquisition-related contingent consideration liability	(15,158)	—

Ending balance	$—	$4,962

The final liability for the acquisition-related contingent consideration was $15.2 million. This liability was paid during the third quarter of 2010.

5. INVENTORY

Inventories consist primarily of hardware and related component parts and evaluation units located at customer locations, and are stated at the lower of cost (on a first-in, first-out basis) or market. Inventory is comprised of the following:

(in thousands)	September 30, 2010	December 31, 2009
Raw materials	$1,147	$625
Finished goods	9,457	5,892
Evaluation units	2,741	3,225

Total inventory	$13,345	$9,742

6. GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets. Goodwill was $11.3 million at September 30, 2010 and December 31, 2009.

Intangible Assets

Intangible assets consisted of the following:

		September 30, 2010
(in thousands)	Useful life	Gross	Accumulated Amortization	Net
Existing technology	5 years	$12,100	$(3,897)	$8,203
Patents	5 years	2,700	(869)	1,831
Maintenance agreements	5 years	6,100	(1,964)	4,136
Customer contracts	5 years	2,000	(644)	1,356
Trademarks	3 years	600	(322)	278

Total intangible assets		$23,500	$(7,696)	$15,804

Estimated future amortization expense related to the above intangible assets at September 30, 2010 is as follows:

Fiscal Year	In thousands
2010 (the three months ending December 31)	$1,195
2011	4,780
2012	4,608
2013	4,580
2014	641

Total	$15,804

7. DEFERRED REVENUE

Deferred revenue consisted of the following:

(in thousands)	September 30, 2010	December 31, 2009
Product	$5,531	$5,264
Support and services	102,411	81,186

Total deferred revenue	$107,942	$86,450

Reported as:
Deferred revenue, current	$83,734	$64,478
Deferred revenue, non-current	24,208	21,972

Total deferred revenue	$107,942	$86,450

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

9. LEASE COMMITMENTS

We lease our facilities under non-cancelable operating lease agreements. Future minimum commitments for these operating leases in place as of September 30, 2010 with a remaining non-cancelable lease term in excess of one year are as follows:

(in thousands)	September 30, 2010
2010 (the three months ending December 31)	$1,857
2011	7,657
2012	7,687
2013	6,726
2014	5,620

Total	$29,547

The terms of certain lease agreements provide for rental payments on a graduated basis. We recognize rent expense on a straight-line basis over the lease period and have accrued for rent expense incurred but not paid. Rent expense under operating leases was $2.3 million and $2.1 million for the three months ended September 30, 2010 and 2009, respectively, and $6.5 million and $6.1 million for the nine months ended September 30, 2010 and 2009, respectively.

On September 26, 2006, we entered into an Agreement of Sublease (Sublease) for our corporate headquarters, and on March 21, 2007 entered into another lease agreement to expand our corporate headquarters as well as extend the term of the existing Sublease mentioned above. The terms of the leases are from February 1, 2007 and March 31, 2007 to July 31, 2014, with two five year renewal options. The aggregate minimum lease commitment for the combined leases is $14.5 million and is included in the table above. We have entered into two letters of credit totaling $3.5 million to serve as the security deposits for the leases, which is included in prepaid expense and other current assets and other assets in the condensed consolidated balance sheet.

10. COMMON STOCK

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense for stock options, RSUs and the Purchase Plan recorded in our condensed consolidated statement of operations for the three and nine months ended September 30, 2010 and 2009:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2010	2009	2010	2009
Cost of product	$128	$119	$383	$327
Cost of support and services	1,359	1,120	3,978	3,267
Sales and marketing	7,235	6,264	21,086	18,221
Research and development	4,759	3,617	13,809	10,280
General and administrative	3,850	2,791	11,240	8,336

Total	$17,331	$13,911	$50,496	$40,431

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

The fair value of options granted and Purchase Plan shares granted was estimated at the date of grant using the following assumptions:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Employee Stock Options
Expected life in years	4.5	4.5	4.5	4.5
Risk-free interest rate	1.4%	2.0%	1.4% - 2.2%	1.5% - 2.0%
Volatility	52%	52%	52%	50% - 52%
Weighted average fair value of grants	$16.21	$9.63	$12.96	$6.58

	Three and nine months ended September 30,
	2010	2009
Purchase Plan
Expected life in years	0.5-2.0	0.5-2.0
Risk-free interest rate	0.2%-0.8%	0.3%-0.9%
Volatility	44%-67%	77%-83%
Weighted average fair value of grants	$12.13	$8.62

Stock Options

As of September 30, 2010, total compensation cost related to stock options granted to employees and directors but not yet recognized was $45.3 million, net of estimated forfeitures. This cost will be recognized on a straight-line basis over the remaining weighted-average service period. Amortization in the three months ended September 30, 2010 and 2009 was $9.2 million and $9.7 million, respectively. Amortization in the nine months ended September 30, 2010 and 2009 was $27.9 million and $29.2 million, respectively.

As of September 30, 2010, 3,109,000 shares were available for grant under the 2006 Equity Incentive Plan and the 2006 Director Stock Option Plan. As of September 30, 2010, 1,199,000 shares were available for grant under the 2009 Inducement Equity Incentive Plan.

Stock Purchase Plan

As of September 30, 2010, there was $2.5 million of total compensation cost, net of estimated forfeitures, left to be amortized under our Purchase Plan, which will be amortized over the remaining Purchase Plan offering period, which is up to 16 months. Amortization in the three months ended September 30, 2010 and 2009 was $1.4 million and $1.8 million, respectively. Amortization in the nine months ended September 30, 2010 and 2009 was $5.3 million and $5.1 million, respectively.

As of September 30, 2010, 859,000 shares were available under the Purchase Plan.

Restricted Stock Units

As of September 30, 2010, total unrecognized compensation cost related to non-vested RSUs to employees and directors but not yet recognized was $57.9 million, net of estimated forfeitures. This cost will be recognized over the remaining weighted-average service period. Amortization in the three months ended September 30, 2010 and 2009 was $6.7 million and $2.2 million, respectively. Amortization in the nine months ended September 30, 2010 and 2009 was $17.3 million and $5.2 million, respectively.

Share Repurchase Program

For the three and nine months ended September 30, 2010, we have not repurchased any shares of common stock under our Share Repurchase Program. For the three months ended September 30, 2009, we repurchased 621,908 shares of common stock under this Program on the open market for an aggregate purchase price of $12.2 million, or an average of $19.63 per share. For the nine months ended September 30, 2009, we repurchased 1,954,613 shares of common stock under this Program on the open market for an aggregate purchase price of $29.0 million, or an average of $14.84 per share. The Share Repurchase Program expired on April 20, 2010.

11. INCOME TAXES

Our effective tax rate was 39.2% and 45.4% for the three months ended September 30, 2010 and 2009, respectively, and 40.7% and 42.0% for the nine months ended September 30, 2010 and 2009, respectively. Our income tax provision consists of federal, foreign, and state income taxes. The provision for income taxes for the three months ended September 30, 2010 and 2009 was $9.0 million, and $4.5 million, respectively. The provision for income taxes for the nine months ended September 30, 2010 and 2009 was $14.8 million and $4.5 million, respectively.

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

Revenue by geography is based on the billing address of the customer. The following table sets forth revenue by geographic area.

Revenue

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2010	2009	2010	2009
United States	$80,839	$58,264	$202,970	$156,208
Europe, Middle East and Africa	38,405	25,747	106,660	75,019
Rest of the World	28,562	18,038	76,826	50,020

Total revenue	$147,806	$102,049	$386,456	$281,247

13. LEGAL MATTERS

From time to time, we are involved in various legal proceedings, claims and litigation arising in the ordinary course of business. There are no currently pending legal proceedings at September 30, 2010 that, in the opinion of management, would have a material adverse effect on our financial position, results of operations or cash flows.

14. SUBSEQUENT EVENTS

Acquisition of CACE Technologies, Inc.

On October 21, 2010, we entered into a share purchase agreement with the shareholders of CACE Technologies, Inc. (“CACE”). Pursuant to that agreement on October 21, 2010, we acquired all of the outstanding securities of CACE and CACE became a wholly-owned subsidiary of Riverbed. CACE is a leader in packet capture and analysis software for wireless and wireline networks and the corporate sponsor of Wireshark, the world’s most popular network protocol analyzer. With the addition of CACE’s product line, we will add state of the art network traffic recordings, analysis and inspection to our Cascade network and application visibility solution.

Two-for-One Stock Split

On October 21, 2010, we announced that our Board of Directors approved a two-for-one stock split of our outstanding shares of common stock to be effected in the form of a stock dividend. The stock split will entitle each stockholder of record at the close of business on Monday, November 1, 2010 to receive one additional share for every one share owned as of that date. Upon the completion of the stock split, we will have approximately 147 million shares of common stock outstanding. Information presented in our consolidated financial statements and notes thereto has not been restated to reflect this authorized stock split.

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

Overview

We were founded in May 2002 by experienced industry leaders with a vision to improve the performance of wide-area distributed computing. Having significant experience in caching technology, our executive management team understood that existing approaches failed to address adequately all of the root causes of this poor performance. We determined that these performance problems could be best solved by simultaneously addressing inefficiencies in software applications and wide area networks (WANs) as well as insufficient or unavailable bandwidth. This innovative approach served as the foundation of the development of our products. We began commercial shipments of our products in May 2004 and have since sold our products to over 8,700 customers worldwide. We now offer several product lines including Steelhead appliances, Central Management Console, Interceptor, Steelhead Mobile and Cascade products.

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

In July 2010, we introduced the Virtual Steelhead, a virtual version of the Steelhead appliance. Virtual Steelhead enables customers to deploy Riverbed WAN optimization solutions in a wider range of environments that may have specialized requirements such as ruggedized environments or environments with space limitations, as well as data centers that have been heavily virtualized.

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

Scale our sales force and distribution channels

Growth in revenue and increase in market share are key goals for us. We intend to expand our direct sales force and leverage our indirect channels to extend our geographic reach and market penetration. We sell our products directly through our sales force and indirectly through channel partners. We derived 94% of our revenue through indirect channels in the first nine months of 2010. We expect revenue from channel partners to continue to constitute a substantial majority of our future revenue. During the second quarter of 2010, we announced the addition of two value-added distributors in North America.

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

Revenue

Our revenue has grown rapidly since we began shipping products in May 2004, increasing from $2.6 million in 2004 to $394.1 million in 2009. Revenue grew by 18% in 2009 to $394.1 million from $333.3 million in 2008. Revenue grew by 37% in the first nine months of 2010 to $386.5 million from $281.2 million in the first nine months of 2009. We believe that our revenue growth in 2009, when the global macroeconomic environment negatively impacted many businesses, is a positive sign that our products have a significant value proposition to our customers and that the WAN optimization market can expand despite a challenging macroeconomic environment.

Costs and Expenses

Operating expenses consist of sales and marketing, research and development, general and administrative expenses, and acquisition-related costs. Personnel-related costs, including stock-based compensation, are the most significant component of each of these expense categories. As of September 30, 2010, we had 1,161 employees, an increase of 17% from the 996 employees at September 30, 2009. The increase in employees is the most significant driver behind the increase in costs and operating expenses in 2010. The increase in employees was required to support our increased revenue. The timing and number of additional hires has and could materially affect our operating expenses, both in absolute dollars and as a percentage of revenue, in any particular period.

Stock-based Compensation Expense

Stock-based compensation expense and related payroll taxes were $17.8 million and $14.0 million in the three months ended September 30, 2010 and 2009, respectively, and $52.0 million and $40.7 million in the nine months ended September 30, 2010 and 2009, respectively. We expect to continue to incur significant stock-based compensation expense and anticipate further growth in stock-based compensation expense as our employee base grows because we expect stock-based compensation to continue to play an important part in the overall compensation structure for our employees.

Stock-based compensation expense and related payroll tax was as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2010	2009	2010	2009
Cost of product	$137	$120	$403	$330
Cost of support and services	1,404	1,121	4,086	3,283
Sales and marketing	7,449	6,285	21,770	18,380
Research and development	4,923	3,627	14,256	10,363
General and administrative	3,934	2,798	11,494	8,393

Total stock-based compensation expense and related payroll taxes	$17,847	$13,951	$52,009	$40,749

Acquisition of Mazu

We acquired Mazu Networks, Inc. on February 19, 2009. The results of operations of Mazu are included in our condensed consolidated results for the period subsequent to the acquisition date. In the three months ended September 30, 2010 and 2009, we recognized $6.8 million and $1.7 million in revenue, respectively, from the sale of Mazu products and services. In the three months ended September 30, 2009, we recognized a net credit of $3.0 million in acquisition-related contingent consideration. No acquisition-related contingent consideration or related compensation costs were recorded during the three months ended September 30, 2010.

In the nine months ended September 30, 2010 and 2009, we recognized $19.6 million and $4.6 million in revenue, respectively, from the sale of Mazu products and services. In the nine months ended September 30, 2010, we recognized $2.7 million in acquisition-related contingent consideration cost and $1.4 million in acquisition-related compensation costs. In the nine months ended September 30, 2009, we recognized a net gain of $4.4 million in acquisition-related contingent consideration, which included the cumulative changes in fair value of the acquisition-related contingent consideration to be paid to Mazu shareholders of $5.8 million, partially offset by transaction costs of $0.6 million and integration-related costs of $0.8 million.

The final liability for the acquisition-related contingent consideration of $15.2 million, which included the acquisition-related contingent consideration paid to Mazu shareholders and the acquisition-related compensation costs, was paid during the third quarter of 2010.

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

The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following: revenue recognition, accounting for business combinations, stock-based compensation, accounting for income taxes, inventory valuation and allowances for doubtful accounts. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our year ended December 31, 2009 for a more complete discussion of our critical accounting policies and estimates including goodwill, intangible assets and impairment assessments, stock-based compensation, accounting for income taxes, inventory valuation and allowances for doubtful accounts. Our critical accounting policies have been discussed with the Audit Committee of the Board of Directors. Other than the changes in our Revenue Recognition policies as discussed below, we believe there have been no material changes to our critical accounting policies and estimates during the three and nine months ended September 30, 2010, compared to those discussed in our Form 10-K for the year ended December 31, 2009.

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

VSOE of fair value for elements of an arrangement is based upon the normal pricing and discounting practices for those services when sold separately, and VSOE for support services is measured by the renewal rate offered to the customer. In determining VSOE, we require that a substantial majority of the selling prices for a service fall within a reasonably narrow pricing range, generally evidenced by a substantial majority of such historical stand-alone transactions falling within a reasonably narrow range of the median rates. In addition, we consider major service groups, geographies, customer classifications, and other variables in determining VSOE.

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

The impact from the adoption of the amended revenue recognition rules to total revenue, income from continuing operations, net income and related per share amounts, and deferred revenue was not considered material. In the three and nine months ended September 30, 2010, we recognized $37.7 million and $136.5 million, respectively, of software revenue under the industry specific software revenue recognition rules. Software revenue includes revenue from stand-alone software, hardware appliances, support and services on arrangements entered into before January 1, 2010. Software revenue also includes all stand-alone software arrangements and support contract renewals entered into after December 31, 2009. In the three and nine months ended September 30, 2010, we recognized $110.1 million and $250.0 million, respectively, of non-software revenue under the amended revenue recognition guidance for multiple deliverable arrangements for non-software deliverables. Non-software revenue includes hardware appliance revenue, support contracts sold with hardware appliances, and related services on arrangements entered into after December 31, 2009. As of September 30, 2010, we recorded $0.5 million of deferred product revenue related to sales under the industry specific software revenue recognition rules and $5.0 million of deferred product revenue related to sales under the amended revenue recognition guidance for multiple deliverable arrangements for non-software deliverables.

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

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2010	2009	2010	2009
Total Revenue	$147,806	$102,049	$386,456	$281,247
Total Revenue by Type:
Product	$102,841	$69,543	$262,083	$190,322
Support and services	$44,965	$32,506	$124,373	$90,925
% Revenue by Type:
Product	70%	68%	68%	68%
Support and services	30%	32%	32%	32%
Total Revenue by Geography:
United States	$80,839	$58,264	$202,970	$156,208
Europe, Middle East and Africa	$38,405	$25,747	$106,660	$75,019
Rest of the World	$28,562	$18,038	$76,826	$50,020
% Revenue by Geography:
United States	55%	57%	53%	56%
Europe, Middle East and Africa	26%	25%	28%	27%
Rest of the World	19%	18%	19%	17%
Total Revenue by Sales Channel:
Direct	$7,721	$6,640	$23,999	$22,637
Indirect	$140,085	$95,409	$362,457	$258,610
% Revenue by Sales Channel:
Direct	5%	7%	6%	8%
Indirect	95%	93%	94%	92%

Quarter Ended September 30, 2010 Compared to the Quarter Ended September30, 2009: Product revenue increased by 48% in the three months ended September 30, 2010 as compared to the three months ended September 30, 2009 due primarily to an increase in unit volume from increasing sales to existing customers and the addition of new customers. We believe the market for our products has grown due to increased market awareness of WAN optimization services and an increase in distributed organizations, which increases dependence on timely access to data and applications.

Substantially all of our customers purchase support when they purchase our products. The increase in support and services revenue of 38% in the three months ended September 30, 2010 as compared to the three months ended September 30, 2009 is a result of a larger installed base due to increased product and first year support sales combined with the continued renewal of support contracts by existing customers.

As our customer base grows, we expect the proportion of revenue generated from support and services to increase. Renewal rates increased in the prior year as we hired additional sales resources to support renewals on our existing customer base. We expect our renewal rates to remain consistent with the first nine months of 2010.

In the three months ended September 30, 2010, we derived 95% of our revenue from indirect channels compared to 93% in the three months ended September 30, 2009. We expect indirect channel revenue to continue to be a substantial majority of our revenue.

We generated 45% of our revenue from international locations in the three months ended September 30, 2010 compared to 43% in the three months ended September 30, 2009. We continue to expand into international locations and introduce our products in new markets and expect international revenue to increase in absolute dollars over time.

Nine Months Ended September 30, 2010 Compared to the Nine Months Ended September 30, 2009: Product revenue increased by 38% in the nine months ended September 30, 2010 over the same period in the prior year due primarily to an increase in unit volume from sales to new customers and additional purchases by existing customers.

Support and services revenue increased by 37% in the nine months ended September 30, 2010 as compared to the same prior year period due to higher first year support sales from higher product sales and the continued renewal of support contracts by our existing customers.

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

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2010	2009	2010	2009
Revenue:
Product	$102,841	$69,543	$262,083	$190,322
Support and services	44,965	32,506	124,373	90,925

Total revenue	147,806	102,049	386,456	281,247

Cost of revenue:
Cost of product	21,889	14,982	57,133	43,776
Cost of support and services	12,878	9,410	36,476	27,385

Total cost of revenue	34,767	24,392	93,609	71,161

Gross profit	$113,039	$77,657	$292,847	$210,086

Gross margin for product	79%	78%	78%	77%
Gross margin for support and services	71%	71%	71%	70%
Total gross margin	76%	76%	76%	75%

Quarter Ended September 30, 2010 Compared to the Quarter Ended September 30, 2009: The total cost of product revenue increased $6.9 million in the three months ended September 30, 2010 compared to the three months ended September 30, 2009. The cost of product sold increased $6.0 million primarily due to an increase in unit volume associated with higher revenue. The increase in cost of product revenue was also attributable to a higher inventory write-down of $0.5 million. Cost of support and services revenue increased as we added more technical support headcount domestically and abroad to support our growing customer base. Technical support and services headcount was 159 employees as of September 30, 2010 compared to 130 employees as of September 30, 2009.

Gross margins remained consistent at 76% in the three months ended September 30, 2010 compared to the three months ended September 30, 2009. Product gross margins increased to 79% in the three months ended September 30, 2010 from 78% in the three months ended September 30, 2009 as a result of volume leverage and favorable product mix. Gross margins for support and services remained at 71%.

Nine Months Ended September 30, 2010 Compared to the Nine Months Ended September 30, 2009: The total cost of product revenue increased $13.4 million in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. The cost of product sold increased $10.2 million primarily due to an increase in unit volume associated with higher revenue. The increase in cost of product revenue was also attributable to higher warranty-related costs of $1.3 million. Cost of support and services revenue increased due to increased personnel related costs as a result of increased headcount.

Gross margins increased to 76% in the nine months ended September 30, 2010 from 75% in the nine months ended September 30, 2009. Product gross margins increased to 78% in the nine months ended September 30, 2010 from 77% in the nine months ended September 30, 2009 as a result of volume leverage and favorable product mix. Gross margins for support and services increased to 71% as a result of revenues increasing at a higher rate than support and services costs.

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

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2010	2009	2010	2009
Sales and marketing expenses	$56,517	$44,192	$158,575	$127,003
Percent of total revenue	38%	43%	41%	45%

Quarter Ended September 30, 2010 Compared to the Quarter Ended September 30, 2009: Sales and marketing expenses increased by $12.3 million, or 28%, in the three months ended September 30, 2010 compared to the three months ended September 30, 2009 primarily due to increases in personnel costs of $7.3 million and marketing-related activities of $2.5 million. The increase in personnel costs, which include salaries, commissions, bonuses and related benefits and stock-based compensation, was primarily due to headcount increasing to 536 employees as of September 30, 2010 from 464 employees as of September 30, 2009 and higher commissions on increased revenue.

Nine Months Ended September 30, 2010 Compared to the Nine Months Ended September 30, 2009: The increase in sales and marketing expenses for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 of $31.6 million is primarily due to increases in personnel costs of $21.2 million and marketing-related activities of $3.5 million.

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

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2010	2009	2010	2009
Research and development expenses	$21,951	$17,302	$61,500	$50,368
Percent of total revenue	15%	17%	16%	18%

Quarter Ended September 30, 2010 Compared to the Quarter Ended September 30, 2009: Research and development expenses increased by $4.6 million, or 27%, in the three months ended September 30, 2010 compared to the three months ended September 30, 2009 primarily due to increases in personnel costs of $3.2 million. The increase in personnel costs, which include salaries, bonuses and related benefits and stock-based compensation, was primarily due to headcount increasing to 314 employees as of September 30, 2010 from 270 employees as of September 30, 2009.

Nine Months Ended September 30, 2010 Compared to the Nine Months Ended September 30, 2009: The increase in research and development expenses for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 of $11.1 million is primarily due to an increase in personnel costs of $8.9 million.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation for personnel and facilities costs related to our executive, finance, human resources, information technology and legal organizations, and fees for professional services. Professional services include legal, audit and information technology consulting costs.

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2010	2009	2010	2009
General and administrative expenses	$12,078	$9,297	$34,393	$27,382
Percent of total revenue	8%	9%	9%	10%

Quarter Ended September 30, 2010 Compared to the Quarter Ended September 30, 2009: General and administrative expenses increased by $2.8 million, or 30%, in the three months ended September 30, 2010 compared to the three months ended September 30, 2009 due to an increase in personnel costs of $1.6 million. The increase in personnel costs, which include salaries, bonuses and related benefits and stock-based compensation, was primarily due to headcount increasing to 133 employees as of September 30, 2010 from 114 employees as of September 30, 2009.

Nine Months Ended September 30, 2010 Compared to the Nine Months Ended September 30, 2009: The increase in general and administrative expenses for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 of $7.0 million is primarily due to an increase in personnel costs of $4.7 million.

Acquisition-Related Costs (Credits)

Acquisition-related costs (credits) include changes in the fair value of the acquisition-related contingent consideration, transaction costs and integration-related costs. The final liability relating to the Mazu acquisition, which was determined pursuant to the achievement of certain bookings targets through March 31, 2010, was paid during the third quarter 2010.

The following table summarizes the acquisition-related costs (credits), including changes in the fair value of the acquisition-related contingent consideration distributed directly to shareholders of Mazu, transaction costs and integration-related costs, recognized in the three months ended September 30, 2009 and nine months ended September 30, 2010 and 2009:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2010	2009	2010	2009
Transaction costs	$—	$—	$—	$595
Severance	—	—	—	412
Integration costs	—	—	—	364
Change in fair value of acquisition-related contingent consideration	—	(3,008)	2,725	(5,818)

Total acquisition-related costs (credits)	$—	$(3,008)	$2,725	$(4,447)

Quarter Ended September 30, 2010 Compared to the Quarter Ended September 30, 2009: During the three months ended September 30, 2009, we recognized a net credit of $3.0 million of acquisition-related costs (credits) due to the change in fair value of the acquisition-related contingent consideration distributed directly to the Mazu shareholders. No acquisition-related contingent consideration was recorded during the three months ended September 30, 2010.

Nine Months Ended September 30, 2010 Compared to the Nine Months Ended September 30, 2009: During the nine months ended September 30, 2010 and 2009, we recognized cost of $2.7 million and a net credit of $4.4 million, respectively, of acquisition-related costs due to the change in fair value of the acquisition-related contingent consideration distributed directly to the Mazu shareholders. In addition, in the first quarter of 2009 we incurred transaction costs including legal, accounting, valuation and other professional services of $0.6 million and severance and integration-related costs of $0.8 million.

Other Income, Net

Other income, net consists primarily of interest income on our cash and investments, interest expense, and foreign currency exchange gains and losses. Cash has historically been invested in highly liquid investments such as time deposits held at major banks, commercial paper, U.S. government agency discount notes, money market mutual funds and other money market securities with maturities at the date of purchase of 90 days or less.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2010	2009	2010	2009
Interest income	$371	$413	$853	$1,591
Other	13	(272)	(170)	(767)

Total other income, net	$384	$141	$683	$824

Quarter Ended September 30, 2010 Compared to the Quarter Ended September 30, 2009: Other income, net, increased in the three months ended September 30, 2010 due to lower foreign exchange losses in the third quarter of 2010. Interest income decreased in the three months ended September 30, 2010 compared to the same prior year period due to lower average interest rates. Weighted average interest rates applicable to our cash and investments balances decreased to 0.4% in the three months ended September 30, 2010 compared to 0.6% in the three months ended September 30, 2009.

Nine Months Ended September 30, 2010 Compared to the Nine Months Ended September 30, 2009: Other income, net decreased in the nine months ended September 30, 2009 due to decreased interest income on cash and investment balances as a result of declining interest rates. Weighted average interest rates applicable to our cash and investment balances decreased to 0.3% in the nine months ended September 30, 2010 compared to 0.8% in the nine months ended September 30, 2009. Other expense primarily represents foreign exchange losses on foreign currency denominated liabilities.

Provision for Income Taxes

The provision for income taxes for the three months ended September 30, 2010 and 2009 was $9.0 million and $4.5 million, respectively. Our income tax provision consists of federal, foreign, and state income taxes. Our effective tax rate was 39.2% and 45.4% for the three months ended September 30, 2010 and 2009, respectively, and 40.7% and 42.0% for the nine months ended September 30, 2010 and 2009, respectively.

Our effective tax rate differs from the federal statutory rate due to state taxes and significant permanent differences. Significant permanent differences arise primarily from stock-based compensation expense, research and development (R&D) credits, the deduction for qualified production activities and certain acquisition-related items.

Our effective tax rate for the three and nine months ended September 30, 2010 is lower when compared to the same period in the prior year primarily due to higher forecasted annual income in the current year.

Our effective tax rate in 2010 and in future periods may fluctuate on a quarterly basis. The effective tax rate could be affected by our stock-based compensation expense, changes in the valuation of our deferred tax assets, changes in actual results versus our estimates, or changes in tax laws, regulations, accounting principles, or interpretations thereof.

On December 31, 2009, the federal R&D credit expired and has not been renewed as of September 30, 2010. If the federal R&D credit is renewed later this year, our effective tax rate would decrease. In addition, California ballot Proposition 24 in the November 2010 election would, if passed, reverse a change in the California tax law, which is scheduled to take effect starting 2011. If this initiative is passed, we would record a tax benefit to our provision for income taxes.

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

We recorded a valuation allowance in 2009 related to certain deferred tax assets established in purchase accounting. In the future, we may conclude that it is more likely than not that the deferred tax assets will be realized based on expectations of taxable income and other factors. This would result in a reduction of the valuation allowance and a decrease to income tax expense for the period such determination is made.

Liquidity and Capital Resources

(in thousands)	As of September 30, 2010	As of December 31, 2009
Working capital	$325,628	$281,965
Cash and cash equivalents	$129,335	$67,749
Short-term investments	$263,319	$257,938
Long-term investments	$76,614	$—

	Nine months ended September 30,
(in thousands)	2010	2009
Cash provided by operating activities	$113,265	$73,399
Cash used in investing activities	$(89,703)	$(76,589)
Cash provided by (used in) financing activities	$37,895	$(16,814)

Cash and Cash Equivalents

Cash and cash equivalents consist of money market mutual funds, government-sponsored enterprise obligations, treasury bills, commercial paper and other money market securities with remaining maturities at date of purchase of 90 days or less.

Investments consist of government-sponsored enterprise obligations, treasury bills and corporate bonds and notes. The fair value of investments is determined as the exit price in the principal market in which we would transact. The fair value of our investments has not materially fluctuated from historical cost. The accumulated unrealized gain, net of tax, on investments recognized in accumulated other comprehensive gain (loss) in our stockholders’ equity as of September 30, 2010 is $0.3 million.

Cash and cash equivalents, short-term investments and long-term investments increased by $143.6 million in the nine month period ended September 30, 2010 to $469.3 million.

Pursuant to certain lease agreements and as security for our merchant services agreement with our financial institution, we are required to maintain cash reserves, classified as restricted cash. Current restricted cash totaled $1.4 million and $1.5 million at September 30, 2010 and December 31, 2009, respectively. Current restricted cash is included in prepaid expenses and other current assets in the condensed consolidated balance sheet and consists primarily of collateral for letters of credit for the security deposit on the sublease of our corporate headquarters and was restricted until the end of the term of the sublease on August 30, 2010. Long-term restricted cash totaled $2.6 million at September 30, 2010 and December 31, 2009. Long-term restricted cash is included in other assets in the condensed consolidated balance sheets and consists primarily of funds held as collateral for letters of credit for the security deposit on the leases of our corporate headquarters and is restricted until the end of the lease terms on July 31, 2014.

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

Cash provided by operating activities increased by $39.9 million to $113.3 million in the nine months ended September 30, 2010 compared to $73.4 million in the nine months ended September 30, 2009. The increase in cash flow from operating activities was primarily due to an increase in cash flow of $18.4 million from operations after adjusting for non-cash items, including depreciation and amortization, and stock-based compensation, and $21.5 million from the change in operating assets and liabilities.

Cash Flows used in Investing Activities

Cash flows used in investing activities primarily relate to purchases of investments, net of sales and maturities, capital expenditures and cash used in acquisitions.

Cash used in investing activities increased by $13.1 million to $89.7 million in the nine months ended September 30, 2010 compared to $76.6 million in the nine months ended September 30, 2009. The increase in cash used in investing activities is primarily due to increased purchases of securities of $186.5 million, offset by increased proceeds from the sales and maturities of securities of $153.6 million. The net increase due to the purchases, sales and maturities of securities was partially offset by the decrease in cash used for acquisitions. During the first quarter of 2009, we made an initial payment for the Mazu acquisition of $20.5 million.

Cash Flows provided by/used in Financing Activities

Cash flows provided by financing activities in the nine months ended September 30, 2010 totaled $37.9 million and consisted primarily of proceeds from the issuance of common stock of $40.5 million, excess tax benefit from employee stock plans of $9.6 million, partially offset by cash used to net settle employee payroll taxes on share equity awards of $2.3 million. In addition, cash used in financing activities for the nine months ended September 30, 2010 includes the payment of the acquisition date fair value of the Mazu contingent consideration of $9.9 million. Cash used in financing activities in the first three quarters of 2009 totaled $16.8 million and consisted primarily of $29.0 million used to repurchase common stock and $5.0 million used to pay down debt assumed in the acquisition of Mazu, partially offset by proceeds from the issuance of common stock of $15.5 million.

We believe that our net proceeds from operations, together with our cash balance at September 30, 2010, will be sufficient to fund our projected operating requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of expansion into new territories, the timing of introductions of new products and enhancements to existing products, and the continuing market acceptance of our products. In February 2009, we acquired Mazu for approximately $25 million of cash which was paid for from our existing cash balance. In July 2010, we paid an additional $15.2 million in contingent consideration due to the achievement of certain bookings targets by Mazu through March 31, 2010. In the future, we may enter into other arrangements for potential investments in, or acquisitions of, complementary businesses, services or technologies, which could require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Contractual Obligations

The following is a summary of our contractual obligations as of September 30, 2010:

	Total	Remaining three months of 2010	2011	2012	2013	2014
	(in thousands)
Contractual Obligations
Operating leases	$29,547	$1,857	$7,657	$7,687	$6,726	$5,620
Purchase obligations (1)	4,313	4,203	101	9	—	—

Total contractual obligations	$33,860	$6,060	$7,758	$7,696	$6,726	$5,620

(1)	Represents amounts associated with agreements that are enforceable, legally binding and specify terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of payment. Obligations under contracts that we can cancel without a significant penalty are not included in the table above.

Off-Balance Sheet Arrangements

At September 30, 2010 and December 31, 2009, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes, nor did we have any undisclosed material transactions or commitments involving related persons or entities.

Other

At September 30, 2010 and December 31, 2009, we did not have commercial commitments under lines of credit, standby repurchase obligations or other such debt arrangements.

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

Interest Rate Sensitivity

We had unrestricted cash and cash equivalents, and investments totaling $469.3 million and $325.7 million at September 30, 2010 and December 31, 2009, respectively. Cash and cash equivalents of $129.3 million and $67.7 million at September 30, 2010 and December 31, 2009, respectively, are held for working capital purposes and include highly liquid investments with a maturity of ninety days or less at the time of purchase. Cash equivalents consist primarily of money market mutual funds, government-sponsored enterprise obligations, treasury bills, and other money market securities. Investments of $339.9 million and $257.9 million at September 30, 2010 and December 31, 2009, respectively, consist of government-sponsored enterprise obligations, treasury bills, FDIC-backed certificates of deposit and corporate bonds and notes.

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

Evaluation of Disclosure Controls and Procedures

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2010, the end of the period covered by this quarterly report on Form 10-Q. This controls evaluation was done under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

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

Based upon the controls evaluation, our CEO and CFO have concluded that as of September 30, 2010, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission and to ensure that material information relating to us and our consolidated subsidiaries is made known to management, including the CEO and CFO.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the third quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f)

and 15d-15(f) under the Exchange Act). Internal control over financial reporting means a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

From time to time, we are subject to various legal proceedings, claims and litigation arising in the ordinary course of business. We do not believe we are party to any currently pending legal proceedings the outcome of which would have a material adverse effect on our financial position, results of operations or cash flows.

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

•	fluctuations in sales cycles and prices for our products and services;

•	reductions in customers’ budgets for information technology purchases and delays in their purchasing cycles;

•	general economic conditions in our domestic and international markets;

•	limited visibility into customer spending plans;

•	changing market conditions, including current and potential customer consolidation;

•	customer or partner concentration. For example, two value-added distributors each represented more than 10% of our trade receivable balance at September 30, 2010;

•	variation in sales channels, product costs or mix of products sold;

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

Our increase in the use of Riverbed-designed content in our hardware platforms has increased our susceptibility to scarcity or delivery delays for custom components within our systems. Shortages in components that we use in our products have occurred recently and may occur in the future, and our suppliers’ ability to predict the availability of such components may be limited. Some of these components are available only from limited sources of supply. In addition, the lead times associated with certain components are lengthy and preclude rapid changes in quantity requirements and delivery schedules. The unavailability of any component that is necessary to the proper functioning of our appliances would prevent us from shipping products. Any inability to timely ship our products would adversely impact our revenue.

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

In the third quarter of 2010, we derived approximately 45% of our revenue from customers outside the U.S. We have personnel in numerous countries worldwide. We expect to continue to add personnel in additional countries. Our international sales and operations subject us to a variety of risks, including:

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

Developing our products is expensive, and the investment in product development may involve a long payback cycle or may not generate additional revenue at all. In the third quarter of 2010, our research and development expenses were $22.0 million, or approximately 15% of our total revenue. Our future plans include significant investments in research and development and related product opportunities. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. These investments may take several years to generate positive returns, if ever.

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

In February 2009, we acquired Mazu Networks, Inc. In October 2010, we acquired CACE Technologies, Inc. In the future we may acquire other businesses, products or technologies. Our ability as an organization to integrate acquisitions is unproven. Any acquisitions that we complete may not ultimately strengthen our competitive position or achieve our goals, or the acquisition may be viewed negatively by customers, financial markets or investors. In addition, we may encounter difficulties in integrating personnel, operations, technologies or products from the acquired businesses and in retaining and motivating key personnel from these businesses. We may also encounter difficulties in maintaining uniform standards, controls, procedures and policies across locations, or in managing geographically or culturally diverse locations. We may experience significant problems or liabilities associated with acquired or integrated product quality and technology. Acquisitions may disrupt our ongoing operations, divert management from day-to-day responsibilities and increase our expenses. Acquisitions may reduce our cash available for operations and other uses and could result in an increase in amortization expense related to identifiable assets acquired, potentially dilutive issuances of equity securities or the incurrence of debt.

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

The trading prices of the securities of technology companies have been highly volatile. Further, our common stock has a limited trading history. Since our initial public offering in September 2006 through September 30, 2010, our stock price has fluctuated from a low of $7.10 to a high of $52.81. The market price of our common stock has at times reflected a higher multiple of expected future earnings than many other companies. As a result, even small changes in investor expectations regarding our future growth and earnings, whether as a result of actual or rumored financial or operating results, changes in the mix of products and services sold, acquisitions, industry changes, or other factors, could result in, and have in the past resulted in, significant fluctuations in the market price of our common stock.

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

As of September 30, 2010, our directors and executive officers and their affiliates beneficially owned, in the aggregate, approximately 9.4% of our outstanding common stock. As a result, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit your ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

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

Item 6.	Exhibits

Exhibit No.	Description

3.1	Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws. (2)

4.1	Form of Common Stock Certificate. (1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (No. 333-133437) filed with the SEC on April 20, 2006, as amended.
(2)	Incorporated by reference to Registrant’s Current Report on Form 8-K (No. 001-33023) filed with the SEC on December 18, 2008.
*	Furnished and not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Riverbed Technology, Inc. under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: October 28, 2010

RIVERBED TECHNOLOGY, INC.

By:	/s/ Jerry M. Kennelly
Jerry M. Kennelly
President and Chief Executive Officer

Dated: October 28, 2010

RIVERBED TECHNOLOGY, INC.

By:	/s/ Randy S. Gottfried
Randy S. Gottfried
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

3.1	Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws. (2)

4.1	Form of Common Stock Certificate. (1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (No. 333-133437) filed with the SEC on April 20, 2006, as amended.
(2)	Incorporated by reference to Registrant’s Current Report on Form 8-K (No. 001-33023) filed with the SEC on December 18, 2008.
*	Furnished and not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Riverbed Technology, Inc. under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.