Form 10-K
period 2010-12-31
Riverbed Technology, Inc.
filed 2011-02-08
CIK 1357326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2010

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2010, the last business day of our most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates was $1,503,337,128 based on the number of shares held by non-affiliates of the registrant as of June 30, 2010, and based on the reported last sale price of common stock on June 30, 2010. This calculation does not reflect a determination that persons are affiliates for any other purposes.

Number of shares of common stock outstanding as of January 27, 2011: 150,903,006.

Documents Incorporated by Reference: Portions of the registrant’s proxy statement relating to its 2011 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

RIVERBED TECHNOLOGY, INC.

YEAR ENDED DECEMBER 31, 2010

ANNUAL REPORT ON FORM 10-K

Part I

Item 1.	Business

Overview

Riverbed® has developed innovative and comprehensive solutions to the fundamental problems associated with IT performance across wide-area networks (WANs). Historically, computing across WANs has been plagued by poor performance, IT complexity and high cost. Our IT performance products allow organizations ranging from globally connected enterprises, government agencies and regional companies to understand the total performance picture; to optimize the yield from their WAN, storage infrastructure and applications; and to consolidate their IT infrastructure in the private cloud, public cloud and at the branch office. Riverbed’s complete family of performance products includes solutions for branch offices, mobile workers, private data centers, private clouds and cloud computing.

Our flagship Steelhead® products enable our customers to improve the performance of their applications and access to their data across WANs, typically increasing transmission speeds by 5 to 50 times and in some cases by up to 100 times. Our Cascade® product line, allows organizations to better assess, accelerate and adapt network performance. In 2010, we added packet capture and analysis to our Cascade network and application visibility solution. The combination of our Steelhead and Cascade products allows organizations to optimize their IT infrastructure to get the maximum return from network, storage and application investments.

The IT performance delivered by Riverbed solutions allows organizations to implement key initiatives, including:

•	Back-up and disaster recovery over the WAN

•	Collaboration between distributed offices and employees

•	Performance management across the WAN

•	Virtualization

•	Cloud computing

•	Application performance across the WAN

•	Consolidation of remote office and data center IT

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

In 2010, we introduced solutions for the public cloud, including a cloud-intelligent WAN optimization solution and a cloud storage accelerator targeting back-up and select archive workloads. By extending our award-winning acceleration and de-duplication capabilities to cloud storage, we provide organizations with a fast, secure and cost-efficient method to seamlessly integrate cloud storage into their existing back-up infrastructure and disaster recovery (DR) strategies, without sacrificing security.

In February 2009, we acquired Mazu Networks, Inc. (Mazu). Mazu helps organizations manage, secure and optimize the availability and performance of global applications and was the foundation for our Cascade product line. In October 2010, we acquired CACE Technologies, Inc. (Cace), which complemented the capabilities of our existing Cascade offerings. Our Cascade products allow us to meet enterprise and service provider customer demands by extending our suite of WAN optimization products to include global application performance, reporting and analytics.

In November 2010 we acquired Global Protocols LLC (Global Protocols), which added SkipWare technology to our WAN optimization and will bolster our leadership position in delivering optimization solutions for satellite networks.

Industry Background

The WAN optimization market provides global access to data and applications across WANs with local area network (LAN)-like performance. The WAN optimization market is large and growing. The key drivers of demand in this market are the increasingly geographically distributed nature of organizations and employees, the transition towards cloud computing, the growing business dependence on application performance and real-time access to data, the increasing desirability of IT infrastructure consolidation in order to achieve compelling cost reductions or organizational efficiencies, and management and data protection benefits.

Increasingly Distributed Organizations and Workforces

Organizations are becoming more geographically distributed, with businesses becoming more global by expanding into new markets, migrating manufacturing facilities to lower-cost locations and outsourcing certain business processes. In addition, existing enterprises continue to expand their geographic scope through mergers, acquisitions, partnerships and joint ventures.

Transition Towards Cloud Computing

Organizations have begun transitioning towards either a public or private cloud computing model in order to achieve greater financial efficiency, elastic resource provisioning and automation of IT management. This transition, however, typically reduces application performance by moving data and applications further away from end users, and also taxes network resources by more frequently migrating large amounts of data across the network.

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

Benefits of IT Infrastructure Consolidation

As organizations have become more geographically distributed, installing and managing IT infrastructure has become increasingly costly and complex. Accordingly, IT managers often seek to consolidate IT infrastructure resources into headquarters or centralized data center locations, which can provide a number of benefits, including:

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

Although many companies have attempted to solve these problems solely by adding bandwidth, we believe these performance problems can best be solved by addressing the technical root causes of these challenges:

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

•

Visibility limitations — Enterprises typically are forced to buy expensive technology to capture detailed performance data, but at the same time lack tools that can quickly and comprehensively assemble that data into meaningful information or actionable analysis around performance problems.

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

The Riverbed Solution

We have developed an innovative and comprehensive solution that broadly addresses the inter-related root causes of poor performance of wide-area distributed computing: latency and protocol chattiness, bandwidth limitations, data growth, and limited visibility. By simultaneously addressing these causes, we are able to improve significantly the performance of applications and access to data across WANs and enable the consolidation of costly IT infrastructure. Our solution, the Riverbed Optimization System (RiOS)® consists of hardware and software products that simultaneously address the fundamental performance limitations of distributed computing environments.

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

•

Network protocol chattiness — Our Transport Streamlining technology employs a variety of techniques to significantly improve TCP performance. Our technology allows more data to be transmitted in each trip, which reduces the number of trips required; and

•

Bandwidth and Storage limitations — Our Data Streamlining technology employs sophisticated data mapping and pattern recognition techniques to minimize the amount of redundant data traversing WAN connections or minimize the amount of data that needs to be stored. Our products detect requests for redundant information and send very little more than the data that has actually been modified over the WAN.

•

Visibility limitations — Our Cascade products utilize a unique combination of flow-based and packet-based data capture techniques that can quickly assemble a near real-time view of application performance and deliver it within a system that allows for easy analysis of complex data.

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

•

Consolidate geographically distributed IT resources — Our solution enables the consolidation of remote office infrastructure, including servers, storage back-up systems, databases and IT support personnel, while achieving more LAN-like performance. Also, consolidation enhances data security by centralizing IT resources in more secure data centers;

•

Reduce the need for WAN bandwidth — Our solution nearly eliminates redundant traffic traversing the WAN and enables more efficient use of existing bandwidth, reducing the pressure to add bandwidth, which is often expensive or unavailable, as network traffic increases;

•

Shorten storage back-up and replication time over the WAN — Our solution enables back-up and replication of data over the WAN to private cloud or public cloud data centers in a fraction of the time previously allocated to the task. Additional benefits to our solution include reduced IT support needed to execute daily back-up procedures, as well as reduced security concerns related to storing and transporting backed-up data on physical tape media at every remote computing location;

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

In December 2010, with the addition of our cloud storage accelerator solution, the Whitewater appliance, we have extended our industry-proven de-duplication to storage. Our de-duplication solutions, incorporated into our WAN optimization products, significantly reduce the volume of data traversing networks. Our Whitewater appliance extends our industry-leading de-duplication capabilities to cloud storage, cutting the cost of data back-up and disaster recovery by reducing both the cost of storage consumed and the bandwidth requirements for moving back-up data into and out of the cloud.

The Riverbed Strategy

Our goal is to establish our solutions as the preeminent performance and efficiency standard for organizations relying on wide-area distributed computing. Key elements of our strategy include:

•

Maintain and extend our technological advantages — We believe that we offer the broadest ability to enable rapid, reliable access to applications and data for our customers. We intend to enhance our position as a leader and innovator in the WAN optimization market. We also intend to continue to sell new capabilities, such as our new cloud solutions, into our installed base. Continuing investments in research and development are critical to maintaining our technological advantage;

•

Enhance and extend our product lines — We plan to introduce enhancements to our product capabilities in order to address our customers’ size and application requirements. We also plan to introduce new products to extend our market and utilize our technology platform to extend our capabilities;

•

Extend our technology partner ecosystem — We plan to enhance our product capabilities via integration of partner technologies, in particular by increasing the selection of third-party applications on the Riverbed Services Platform (RSP);

•	Increase market awareness — To generate increased demand for our products, we will continue promoting our brand and the effectiveness of our comprehensive WAN optimization solutions;

•

Scale our distribution channels — Growth in revenue and increase in market share are key goals for us. We sell our products directly through our sales force and indirectly through channel partners. We derived 94% of our revenue through indirect channels in 2010. We intend to expand our direct sales force and leverage our indirect channels to extend our geographic reach and market penetration; and

•

Enhance and extend our support and services capabilities — On an ongoing basis, we plan to enhance and extend our support and services capabilities to continue to support our growing global customer base.

Products

Steelhead Product Family

Our Steelhead appliances consist of our proprietary software that is delivered as appliances on a purpose-built hardware computing platform, and as software for end users for public and private cloud environments. We sell different Steelhead appliances to address the needs of customers ranging from small office deployments to large headquarters and data center locations. The U.S. list prices for our Steelhead appliances currently range from $3,495 to $239,995. During 2010, we introduced the Steelhead 7050 WAN optimization appliance, Virtual Steelhead, and Cloud Steelhead. The Steelhead 7050 appliance combines new levels of bandwidth and TCP session scalability with solid-state drives and 10 Gigabit Ethernet targeted to large data centers and private cloud environments. Virtual Steelhead provides all the functionality of our appliances, in a software-based virtual appliance designed for private cloud environments. Cloud Steelhead delivers our WAN optimization functionality specifically for public cloud environments.

Riverbed Services Platform (RSP)

In addition to WAN optimization functionality, Steelhead appliances support the RSP, a virtualized environment within Steelhead appliances upon which third-party applications can be installed. RSP benefits customers by further enabling branch office IT consolidation. Applications or services that require local deployment can be deployed (for example, print services that must remain functional in the event of a WAN outage can be deployed on the already installed Steelhead appliance, which enables the decommissioning of a dedicated print server in the branch. RSP runs within the Steelhead appliances, and now supports up to five third-party applications or services, including Microsoft Windows Server, print server, DNS/DHCP, security, video and numerous other packages. Over time we expect additional products and services to become available for installation on RSP. The U.S. list prices of our RSP kits currently range from $1,590 to $3,985.

Steelhead Mobile

Steelhead Mobile is a software-only version of RiOS designed to run on Windows® and Mac laptop or desktop machines. Steelhead Mobile has the same architecture as Steelhead appliances, with Data, Transport and Application Streamlining. A purchase of the Steelhead Mobile Controller (SMC) appliance is required when purchasing Steelhead Mobile, as is at least one Steelhead appliance, which is typically deployed in the data center. The SMC handles the licensing and the distribution of Steelhead Mobile software packages. The base list price of our SMC is currently $14,995. In 2009, we introduced the Steelhead Mobile Controller-Virtual Edition (SMC-VE), which is a software only version of the SMC. The base list price of our SMC-VE is currently $5,995.

Virtual Steelhead

Virtual Steelhead is a software version of the Steelhead appliance. Virtual Steelhead enables customers to deploy Riverbed WAN optimization solutions in a wider range of environments that may have specialized requirements, such as ruggedized environments with space limitations or data centers that have been heavily virtualized.

Cloud Steelhead

For enterprises looking to integrate public cloud computing into their IT strategy, Cloud Steelhead provides a critical connection to applications and data in those cloud environments. Cloud Steelhead interoperates with all other forms of Steelhead products, accelerating cloud environments so that they feel local to users. Cloud Steelhead is available on a subscription basis, with monthly fees starting as low as $250 per month.

Central Management Console

The Central Management Console (CMC) is an optional product designed to centrally manage many Steelhead appliances distributed across a WAN, simplifying the tasks of deploying, configuring, monitoring, reporting and upgrading large numbers of Steelhead appliances. The Central Management Console-Virtual Edition (CMC-VE) is a software only version of the CMC. The U.S. list prices of our CMC appliances and CMC-VE currently range from $4,995 to $49,995.

Interceptor

The Interceptor® is a complementary product designed to enable flexible and scalable deployment of a cluster of Steelhead appliances in complex, high-traffic data center environments without requiring complex network reconfiguration, making the deployment of a Riverbed-based solution simpler, faster and more scalable than alternatives. The U.S. list price of our Interceptor appliance is currently $34,995.

Cascade Product Family

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

Profiler, Gateway, and Sensor

The Profiler, Gateway, and Sensor products combine to form the core Cascade solution for enterprise-class visibility and performance management. They are designed to leverage flow-based data from all available third-party systems that can share data, layer in application specific information, and then present that data to users in meaningful ways.

Express

Express combines the Profiler, Gateway, and Sensor into one device for mid-market customers who need the same functionality at a lower scalability.

Cascade Pilot

Cascade Pilot is a software console designed for organizations of all sizes and works with the open-source tool, Wireshark, to provide analytics around packet traces for troubleshooting.

Shark

Shark is an appliance designed to provide massive scale and high throughput packet capture for enterprises requiring much larger samples of data to analyze with Cascade Pilot.

Whitewater Product Family

Whitewater is a cloud storage accelerator, designed to accelerate, de-duplicate, and secure data stored in the public cloud.

Whitewater appliances

Whitewater appliances are deployed in customer data centers and provide a gateway to cloud storage, while at the same time providing higher performance and greater cost efficiencies than leveraging the cloud alone. Whitewater provides local-like back-up and restores without the costs of managing a second site.

Virtual Whitewater

Virtual Whitewater provides all the functionality of the Whitewater appliance in a software form factor. This product, although targeted at our smaller customers, acts as a high availability solution for Whitewater customers of all sizes.

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

In a non-optimized WAN setting, each time data is requested by a remote user, all of the data must be sent across the WAN, regardless of whether identical data (or an insignificantly modified version of the data) has previously been sent. In wide-area distributed computing environments where Steelhead products have been deployed, all of the requested data must be sent across the WAN only the first time data is requested by a user, at which time that data is stored by the Steelhead products on both sides of the network. In subsequent requests, redundant data segments will not be sent regardless of what application is requesting the data or which user is making the request. The detection of repetitive data patterns is very granular, with a typical segment of data being approximately 100 bytes. This fine level of granularity enables Steelhead products to detect tiny changes in files, e-mails, web pages and other application data, sending only those changes across the WAN.

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

Management Streamlining

Management Streamlining allows for simplified implementation and administration of our Steelhead products. Unlike alternative approaches, which usually require changes to clients, servers, routers and switches or the addition of an overlay network of tunnels, Steelhead products are designed to be transparently installed in existing IT infrastructure with minimal administration. The auto-discovery capabilities of RiOS allow our Steelhead products to identify automatically all Steelhead products on the WAN, typically without the need to reconfigure any network infrastructure. Our products automatically intercept WAN traffic without any further configuration requirements to applications, clients or other network infrastructure, while allowing non-optimized traffic to simply pass through.

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

Customers

Our products have been sold to over 9,200 customers worldwide in every major industry, including manufacturing, finance, technology, government, architecture, engineering and construction, professional services, utilities, healthcare and pharmaceuticals, media and retail. Our products are deployed in a wide range of organizations, from large global organizations with hundreds or thousands of locations to smaller organizations with few locations. As of December 31, 2010, no single customer accounted for more than 10% of our trade receivable balance. During the year ended December 31, 2010, one customer accounted for more than 10% of our consolidated revenue. During the years ended December 31, 2009 and 2008, no single customer accounted for 10% or more of our consolidated revenue.

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

With the ability to foster a strong, collaborative sales engagement environment between us and our partners, the Riverbed Partner Network (RPN) delivers a coverage model that optimizes our customer’s ability to acquire and implement our solutions in the manner that best fits its needs — through either value added resellers, systems integrators or service providers.

Our marketing activities include an integrated strategy comprised of lead generation, advertising, website operations, direct marketing, public relations, technology conferences and trade shows.

Many companies in our industry experience adverse seasonal fluctuations in customer spending patterns, particularly in the first and third quarters. We have experienced these seasonal fluctuations in the past and expect that this trend will continue in the future.

Support and Services

We offer tiered customer support programs depending upon the service needs of our customers’ deployments. Support contracts provide customers the right to receive unspecified software product upgrades, maintenance releases issued when and if available during the support period and hardware repair. Product support includes internet access to technical content, as well as telephone, internet and email access to technical support personnel. Support contracts typically have a one-year term. We have support centers in New York, the San Francisco Bay Area, Amsterdam, London, Singapore, Sydney and Tokyo, which enable us to respond at all times. As we expand, we plan to continue to hire additional technical support personnel to service our growing international customer base.

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

Research and development expenses were $87.1 million, $69.2 million, and $58.7 million in 2010, 2009, and 2008, respectively.

Manufacturing

We outsource manufacturing of all hardware products. Our manufacturers provide us with limited warranties to cover general product failures, and all our larger manufacturing partners provide specific quality control processes and replacement cycle time commitments. In addition, the lead times associated with certain components are lengthy and consequently make rapid changes in quantity requirements and delivery schedules difficult. Although we outsource manufacturing operations for cost-effective scale and flexibility, we perform rigorous quality control testing intended to ensure the reliability of our products once deployed. We provide long-term forecasts to our manufacturing partners and we maintain oversight of their supply chain activities.

Shortages in components that we use in our products are possible and our ability to predict the availability of such components may be limited. Some of these components are available only from single or limited sources of supply. Our ability to timely deliver products to our customers would be adversely impacted if we needed to qualify replacements for any of a number of the components used in our products.

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

We have received broad industry recognition for our innovative technology. For six consecutive years, InfoWorld has named the Riverbed Steelhead appliances as a Product of the Year. For the last four years (2007 — 2010) we were positioned by Gartner in the Leaders’ Quadrant of the “WAN Optimization Controller (WOC) Magic Quadrant, authored by Andy Rolfe, Joe Skorupa and Severine Real, and most recently published in December 2010. This Gartner report positions vendors in one of four quadrants — Leaders, Challengers, Visionaries and Niche Players — based on the companies’ vision and ability to execute on that vision. Riverbed’s WAN optimization solutions have received industry recognition from Forrester Research, IDC, NetworkWorld, The Wall Street Journal, eWeek, Storage Magazine, Network Computing and Byte & Switch, among others.

We also compete in the Network Performance Management market with our Cascade product line. Our primary competitors in this market are Netscout, Computer Associates (NetQoS), and OpNet.

Intellectual Property

Our success as a company depends upon our ability to protect our core technology and intellectual property. To accomplish this, we rely on a combination of intellectual property rights, including patents, trade secrets, copyrights and trademarks, as well as customary contractual protections.

Our worldwide patent portfolio includes thirty-seven U.S. patents and twelve foreign patents. Patents generally have a term of twenty years from their priority date, which is generally either the date they were initially filed or the filing date of the earliest patent from which priority is claimed. Our issued patents will expire in 2020 through 2026. U.S. patent filings are intended to provide the holder with a right to exclude others from making, using, selling or importing in the U.S. the inventions covered by the claims of granted patents. We have U.S. provisional and non-provisional patent applications pending, as well as counterparts pending in other jurisdictions around the world. We do not know whether any of our pending patent applications will result in the issuance of patents or whether the examination process will require us to narrow our claims. Our granted patents, and to the extent any future patents are issued, any such future patents may be contested, circumvented or invalidated over the course of our business, and we may not be able to prevent third parties from infringing these patents. In addition, the laws of certain countries do not protect our proprietary rights to the same extent as do the laws in the U.S. Therefore, the exact effect of having a patent cannot be predicted with certainty.

Our registered trademarks in the U.S. include Riverbed, Steelhead, Virtual Steelhead, the Riverbed logo, RiOS, Think Fast, Cascade, Interceptor, Mazu, CACE Technologies, CACE Pilot, TurboCap, WinPcap, AirPcap and Wireshark. We additionally have registered trademarks in selected foreign jurisdictions. We also have a number of trademark applications pending, in the U.S. as well as in other jurisdictions.

In addition to the foregoing protections, we generally control access to and use of our proprietary software and other confidential information through the use of internal and external controls, including contractual protections with employees, contractors, customers and partners. Our software is also protected by U.S. and international copyright laws.

We also incorporate third-party software programs into our products pursuant to license agreements. For example, we embed technology from VMware into our Steelhead appliances to provide the virtualization in our Riverbed Services Platform. Any disruption in our access to any of these software programs could result in significant delays in our product releases and could require substantial effort to locate or develop a replacement program.

Employees

As of December 31, 2010, we had 1,244 employees in offices in all major geographies. Of these, 556 were engaged in sales and marketing, 357 in research and development, 169 in support and services, 136 in general and administration and 26 in manufacturing. None of our U.S. employees are represented by labor unions; however, in certain international subsidiaries, workers councils represent our employees. We consider current employee relations to be good.

Corporate Information

Riverbed Technology, Inc. was incorporated in Delaware in May 2002. We operate internationally primarily through a number of wholly owned subsidiaries that are designed primarily to support our sales, marketing and support activities outside the United States. We have a single operating segment and substantially all of our operating assets are located in the United States.

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

Set forth below and elsewhere in this Annual Report on Form 10-K, and in other documents we file with the SEC, are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Annual Report on Form 10-K and in our other public statements. Because of the following factors, as well as other variables affecting our operating results, past financial performance should not be considered as a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods.

Risks Related to Our Business and Industry

Our operating results may fluctuate significantly, which makes our future results difficult to predict and could cause our operating results to fall below expectations or our guidance.

Our quarterly and annual operating results have varied significantly in the past and could vary significantly in the future, which makes it difficult for us to predict our future operating results. Our operating results may fluctuate due to a variety of factors, many of which are outside of our control, including the changing and volatile U.S. and global economic environment, and any of which may cause our stock price to fluctuate. As a result, comparing our operating results on a period-to-period basis may not be meaningful. You should not rely on our past results as an indication of our future performance. In addition, revenues in any quarter are largely dependent on customer contracts entered into during that quarter. Moreover, a significant portion of our quarterly sales typically occurs during the last month of the quarter, and sometimes within the last few weeks or days of the quarter. As a result, our quarterly operating results are difficult to predict even in the near term and a delay in an anticipated sale past the end of a particular quarter may negatively impact our results of operations for that quarter, or in some cases, that year. A delay in the recognition of revenue, even from just one account, may have a significant negative impact on our results of operations for a given period. If our revenue or operating results fall below the expectations of investors or securities analysts or below any guidance we may provide to the market, as has occurred in the past, the price of our common stock could decline substantially. Such a stock price decline could occur, and has occurred in the past, even when we have met our publicly stated revenue and/or earnings guidance.

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

•	fluctuations in sales cycles and prices for our products and services;

•	reductions in customers’ budgets for information technology purchases and delays in their purchasing cycles;

•	general economic conditions in our domestic and international markets;

•	limited visibility into customer spending plans;

•	changing market conditions, including current and potential customer consolidation;

•	customer or partner concentration. For example, one customer represented more than 10% of our revenue for the year ended December 31, 2010;

•	variation in sales channels, product costs or mix of products sold;

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

•

customer acceptance of new product introductions. For example, we recently introduced solutions for the public cloud, including a cloud-intelligent WAN optimization solution and a cloud storage accelerator targeting back-up and select archive workloads. These new products may not achieve any significant degree of market acceptance or be accepted into our sales channel by our channel partners. Furthermore many of our target customers have not purchased products similar to these and might not have a specific budget for the purchase of these products;

•	unpredictability in the development of core, new or adjacent markets, including the public cloud computing market;

•	the timing of product releases or upgrades by us or by our competitors;

•	any significant changes in the competitive dynamics of our markets, including new entrants or substantial discounting of products;

•	our ability to control costs, including our operating expenses and the costs of the components we purchase;

•	any component shortages or price fluctuations in our supply chain;

•	our ability to establish and maintain successful relationships with channel partners, and the effectiveness of any changes we make to our distribution model;

•	any decision to increase or decrease operating expenses in response to changes in the marketplace or perceived marketplace opportunities;

•	our ability to derive benefits from our investments in sales, marketing, engineering or other activities;

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

Competitive products may in the future have better performance, more and/or better features, lower prices and broader acceptance than our products. Many of our current or potential competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, sales, marketing and other resources than we do. Potential customers may prefer to purchase from their existing suppliers rather than a new supplier regardless of product performance or features. Currently, we face competition from a number of established companies, including Cisco Systems, Blue Coat Systems, Juniper Networks, Citrix Systems and F5 Networks. We also face competition from a large number of smaller private companies and new market entrants. In the Network Performance Management market, our Cascade product line primarily competes with Netscout, Computer Associates (NetQos) and OpNet.

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

Adverse economic conditions, make it difficult to predict revenues for a particular period and may lead to reduced information technology spending, which would harm our business and operating results. In addition, turmoil in credit markets during economic downturns increases our exposure to our customers’ and partners’ credit risk, which could result in reduced revenue or increased write-offs of accounts receivable.

Our business depends on the overall demand for information technology, and in particular for WAN optimization, and on the economic health and general willingness of our current and prospective customers, both enterprises and government organizations to make capital commitments. If the conditions in the U.S. and global economic environment remain uncertain or continue to be volatile, or if they deteriorate further, our business, operating results, and financial condition would likely be materially adversely affected. Economic weakness, customer financial difficulties and constrained spending on IT initiatives have resulted, and may in the future result, in challenging and delayed sales cycles and could negatively impact our ability to forecast future periods. In addition, the market we serve is emerging and the purchase of our products involves material changes to established purchasing patterns and policies. The purchase of our products is often discretionary and may involve a significant commitment of capital and other resources. In addition, our operating expenses are largely based on anticipated revenue trends and a high percentage of our expenses are, and will continue to be, fixed in the short-term. Uncertainty about future economic conditions makes it difficult to forecast operating results and to make decisions about future investments. Weak or volatile economic conditions would likely harm our business and operating results in a number of ways, including information technology spending reductions among customers and prospects, longer sales cycles, lower prices for our products and services and reduced unit sales. A reduction in information technology spending could occur or persist even if economic conditions improve. In addition, any increase in worldwide commodity prices may result in higher component prices and increased shipping costs, both of which may negatively impact our financial results.

Many of our customers and channel partners use third parties to finance their purchases of our products. Any freeze, or reduced liquidity, in the credit markets may result in customers or channel partners either delaying or entirely foregoing planned purchases of our products if they are unable to obtain the required financing. This would result in reduced revenues, and our business, operating results and financial condition would be harmed. In addition, these customers’ and partners’ ability to pay for products already purchased may be adversely affected by the credit market turmoil or an associated downturn in their own business, which in turn could harm our business, operating results and financial condition.

We rely heavily on channel partners to sell our products. Disruptions to, or our failure to effectively implement, develop and manage, our distribution channels and the processes and procedures that support them could harm our business.

Our future success is highly dependent upon establishing and maintaining successful relationships with a variety of channel partners, including value-added resellers, value-added distributors, service providers, and systems integrators. A substantial majority of our revenue is derived from indirect channel sales and we expect indirect channel sales to continue to account for a substantial majority of our total revenue. We employ a two-tier distribution strategy in North America, as part of a larger effort to scale our reach and better serve the needs of our channel. Our revenue depends in large part on the effective performance of these channel partners, and changes to our distribution model, the loss of a channel partner or the reduction in sales to our channel partners could materially reduce our revenues and gross margins. By relying on indirect channels, we may have little or no contact with the ultimate users of our products, thereby making it more difficult for us to establish brand awareness, ensure proper delivery and installation of our products, service ongoing customer requirements and respond to evolving customer needs. In addition, we recognize a large portion of our revenue based on a sell-through model using information regarding the end user customers that is provided by our channel partners. If those channel partners provide us with inaccurate or untimely information, the amount or timing of our revenues could be adversely impacted. For example, we have encountered delays with certain partners where internal processing issues have prevented that partner from providing a purchase order to us in a timely manner.

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

Our use of Riverbed-designed content in our hardware platforms has increased our susceptibility to scarcity or delivery delays for custom components within our systems. Shortages in components that we use in our products have occurred recently and may occur in the future and our suppliers’ ability to predict the availability of such components may be limited. Some of these components are available only from limited sources of supply. In addition, the lead times associated with certain components are lengthy and preclude rapid changes in quantity requirements and delivery schedules. The unavailability of any component that is necessary to the proper functioning of our appliances would prevent us from shipping products. Any inability to timely ship our products would adversely impact our revenue.

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

Our industry is, and any industry or market that we may enter in the future may be characterized by the existence of a large number of patents and frequent claims and related litigation regarding patent and other intellectual property rights. In the ordinary course of our business, we are involved in disputes and licensing discussions with others regarding their claimed proprietary rights and we cannot assure you that we will always successfully defend ourselves against such claims. Third parties have claimed and may in the future claim that our products or technology infringe their proprietary rights. For example, in the third quarter of 2008 we settled a patent infringement lawsuit with Quantum Corporation. We expect that infringement claims may increase as the number of products and competitors in any of our markets increases and overlaps occur. In addition, as we have gained greater visibility and market exposure as a public company, we face a higher risk of being the subject of intellectual property infringement claims. Any claim of infringement by a third-party, even those without merit, could cause us to incur substantial legal costs defending against the claim, and could distract our management from our business. Furthermore, we could be subject to a judgment or voluntarily enter into a settlement, either of which could require us to pay substantial damages. A judgment or settlement could also include an injunction or other court order that could prevent us from offering our products. In addition, we might elect or be required to seek a license for the use of third-party intellectual property, which may not be available on commercially reasonable terms or at all, or if available, the payments under such license may harm our operating results and financial condition. Alternatively, we may be required to develop non-infringing technology, which could require significant effort and expense and may ultimately not be successful. Any of these events could seriously harm our business, operating results and financial condition. Third parties may also assert infringement claims against our customers and channel partners. Any of these claims would require us to initiate or defend potentially protracted and costly litigation on their behalf, regardless of the merits of these claims, because we generally indemnify our customers and channel partners from claims of infringement of proprietary rights of third parties. If any of these claims succeed, or if we voluntarily enter into a settlement, we may be forced to pay damages on behalf of our customers or channel partners, which could have a material adverse effect on our business, operating results and financial condition.

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

In the year ended December 31, 2010, we derived approximately 47% of our revenue from customers outside the U.S. We have personnel in numerous countries worldwide. We expect to continue to add personnel in additional countries. Our international sales and operations subject us to a variety of risks, including:

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

Developing our products is expensive, and the investment in product development may involve a long payback cycle or may not generate additional revenue at all. In the year ended December 31, 2010, our research and development expenses were $87.1 million, or approximately 16% of our total revenue. Our future plans include significant investments in research and development and related product opportunities. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. These investments may take several years to generate positive returns, if ever.

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

Our products must interoperate with our customers’ existing infrastructure, which often have different specifications, utilize multiple protocol standards, deploy products from multiple vendors, and contain multiple generations of products that have been added over time. If we find errors in the existing software or defects in the hardware used in our customers’ infrastructure or problematic network configurations or settings, as we have in the past, we may have to modify our software or hardware so that our products will interoperate with our customers’ infrastructure. In such cases, and others, our products may be unable to provide significant performance improvements for applications deployed in our customers’ infrastructure. These issues could cause longer installation times for our products and could cause order cancellations, either of which would adversely affect our business, operating results and financial condition. In addition, government and other customers may require our products to comply with certain security or other certifications and standards. If our products are late in achieving or fail to achieve compliance with these certifications and standards, or our competitors achieve compliance with these certifications and standards, we may be disqualified from selling our products to such customers, or at a competitive disadvantage, which would harm our business, operating results and financial condition.

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

In February 2009, we acquired Mazu Networks, Inc. In October 2010 and November 2010, we acquired CACE Technologies, Inc. and Global Protocols LLC, respectively. In the future we may acquire other businesses, products or technologies. Our ability as an organization to integrate acquisitions is unproven. Any acquisitions that we complete may not ultimately strengthen our competitive position or achieve our goals, or the acquisition may be viewed negatively by customers, financial markets or investors. In addition, we may encounter difficulties in integrating personnel, operations, technologies or products from the acquired businesses and in retaining and motivating key personnel from these businesses. We may also encounter difficulties in maintaining uniform standards, controls, procedures and policies across locations, or in managing geographically or culturally diverse locations. We may experience significant problems with acquired or integrated product quality. We may also experience significant liabilities associated with acquired or integrated technology. Acquisitions may disrupt our ongoing operations, divert management from day-to-day responsibilities and increase our expenses. Acquisitions may reduce our cash available for operations and other uses and could result in an increase in amortization expense related to identifiable assets acquired, potentially dilutive issuances of equity securities or the incurrence of debt.

Our use of open source and third-party software could impose limitations on our ability to commercialize our products.

We incorporate open source software into our products. Although we monitor our use of open source closely, the terms of many open source licenses have not been interpreted by U.S. courts, and there is a risk that such licenses could be construed in a manner that could impose unanticipated conditions or restrictions on our ability to commercialize our products. We could also be subject to similar conditions or restrictions should there be any changes in the licensing terms of the open source software incorporated into our products. In either event, we could be required to seek licenses from third parties in order to continue offering our products, to re-engineer our products or to discontinue the sale of our products in the event re-engineering cannot be accomplished on a timely or successful basis, any of which could adversely affect our business, operating results and financial condition.

We also incorporate certain third-party technologies, including software programs, into our products and may need to utilize additional third-party technologies in the future. However, licenses to relevant third-party technology may not continue to be available to us on commercially reasonable terms, or at all. Therefore, we could face delays in product releases until equivalent technology can be identified, licensed or developed, and integrated into our current products. These delays, if they occur, could materially adversely affect our business, operating results and financial condition. We currently use third-party software programs in our appliance and software products. For example, in our Steelhead appliances, we use third-party software to configure a storage adapter for specific redundant disk setups as well as to initialize and diagnose hardware on certain products, and in our Central Management Console and Steelhead Mobile Controller appliances we use third-party software to help manage statistics and reporting. Each of these software programs is currently available from only one vendor. Any disruption in our access to these or other software programs or third-party technologies could result in significant delays in our product releases and could require substantial effort to locate or develop a replacement program. If we decide in the future to incorporate into our products any other software program licensed from a third party, and the use of such software program is necessary for the proper operation of our appliances, then our loss of any such license would similarly adversely affect our ability to release our products in a timely fashion.

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

While we believe that we currently have adequate internal controls over financial reporting, we are exposed to risks from legislation requiring companies to evaluate those internal controls.

The Sarbanes-Oxley Act requires that we test our internal controls over financial reporting and disclosure controls and procedures. In particular, for the year ended December 31, 2010, we performed system and process evaluation and testing of our internal controls over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our compliance with Section 404 requires that we incur substantial expense and expend significant management time on compliance-related issues. Moreover, if we are not able to comply with the requirements of Section 404 in the future, or if we or our independent registered public accounting firm identify deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock may decline and we could be subject to sanctions or investigations by the Nasdaq Stock Market’s Global Select Market, the SEC or other regulatory authorities, which would require significant additional financial and management resources.

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

Our provision for income taxes is subject to volatility and could be adversely affected by nondeductible stock-based compensation, changes in the research and development tax credit laws, earnings being lower than anticipated in jurisdictions where we have lower statutory rates and being higher than anticipated in jurisdictions where we have higher statutory rates, transfer pricing adjustments, not meeting the terms and conditions of tax holidays or incentives, changes in the valuation of our deferred tax assets and liabilities, changes in actual results versus our estimates, or changes in tax laws, regulations, accounting principles or interpretations thereof. In addition, like other companies, we may be subject to examination of our income tax returns by the Internal Revenue Service and other tax authorities. While we regularly assess the likelihood of adverse outcomes from such examinations and the adequacy of our provision for income taxes, there can be no assurance that such provision is sufficient and that a determination by a tax authority will not have an adverse effect on our results of operations.

If we fail to successfully manage our exposure to the volatility and economic uncertainty in the global financial marketplace, our operating results could be adversely impacted.

We are exposed to financial risk associated with the global financial markets, including volatility in interest rates and uncertainty in the credit markets. Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. The primary objective of our investment activities is to preserve principal, maintain adequate liquidity and portfolio diversification while at the same time maximizing yields without significantly increasing risk. However, the valuation of our investment portfolio is subject to uncertainties that are difficult to predict. Factors that may impact its valuation include changes to credit ratings of the securities that we hold, interest rate changes, the ongoing strength and quality, and recent instability, of the global credit market, and liquidity. If the carrying value of our investments exceeds the fair value, and the decline in fair value is deemed to be other-than-temporary, we will be required to write down the value of our investments. Additionally, instability and uncertainty in the financial markets, as has been recently experienced could result in the incurrence of significant realized or impairment losses associated with certain of our investments, which would reduce our net income.

If we need additional capital in the future, it may not be available to us on favorable terms, or at all.

We have historically relied on outside financing and cash flow from operations to fund our operations, capital expenditures and expansion. We may require additional capital from equity or debt financing in the future to fund our operations or respond to competitive pressures or strategic opportunities. We may not be able to secure timely additional financing on favorable terms, or at all. The terms of any additional financing may place limits on our financial and operating flexibility. If we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer significant dilution, and any new securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us, if and when we require it, our ability to grow or support our business and to respond to business challenges could be significantly limited.

Our business is subject to the risks of earthquakes, fire, floods, pandemics and other natural catastrophic events, and to interruption by manmade problems such as computer viruses or terrorism.

Our main operations, including our primary data center, are located in the San Francisco Bay Area, a region known for seismic activity. A significant natural disaster, such as an earthquake, fire or a flood, could disrupt our operations and therefore harm our business, operating results and financial condition. A natural disaster could also impact our ability to manufacture and deliver our products to customers, or provide support to our customers, any of which would harm our business, operating results and financial condition. In addition, our servers are vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering. Natural disasters, acts of terrorism or war could also cause disruptions in our or our customers’ business or the economy as a whole. To the extent that such disruptions result in delays or cancellations of customer orders or the deployment of our products, our business, operating results and financial condition would be adversely affected.

Risks Related to Ownership of Our Common Stock

The trading price of our common stock has been volatile and is likely to be volatile in the future.

The trading prices of the securities of technology companies have been highly volatile. Further, our common stock has a limited trading history. Since our initial public offering in September 2006 through December 31, 2010, our stock price has fluctuated from a low of $3.55 to a high of $37.94. The market price of our common stock has at times reflected a higher multiple of expected future earnings than many other companies. As a result, even small changes in investor expectations regarding our future growth and earnings, whether as a result of actual or rumored financial or operating results, changes in the mix of products and services sold, acquisitions, industry changes, or other factors, could result in, and have in the past resulted in, significant fluctuations in the market price of our common stock.

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

If the market for technology stocks or the stock market in general experiences loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, operating results or financial condition. The trading price of our common stock might also decline in reaction to announcements by, or events that affect other companies in our industry or the trading price might decline in reaction to events that affect the stock market generally even if these announcements or events do not directly affect us. Each of these factors, among others, could cause our stock price to decline. Some companies that have had volatile market prices for their securities have had securities class actions filed against them. If such a suit were filed against us, regardless of its merits or outcome, it could result in substantial costs and divert management’s attention and resources.

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

We lease approximately 102,358 square feet of office space in San Francisco, California pursuant to a lease that expires in 2014. In addition, we lease approximately 46,000 square feet of office space in Sunnyvale, California pursuant to a lease that expires in 2013. We maintain support centers in New York, the San Francisco Bay Area, Amsterdam, London, Singapore, Sydney and Tokyo, and sales offices in multiple locations worldwide. We believe that our current facilities are suitable and adequate to meet our current needs, and we intend to add new facilities or expand existing facilities as necessary.

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

	High	Low
First Quarter 2009	$7.74	$4.42
Second Quarter 2009	$12.40	$6.46
Third Quarter 2009	$13.00	$9.08
Fourth Quarter 2009	$12.67	$9.81
First Quarter 2010	$14.78	$11.08
Second Quarter 2010	$16.36	$12.56
Third Quarter 2010	$23.48	$13.21
Fourth Quarter 2010	$37.94	$20.67

The last reported sale price for our common stock on the Nasdaq Global Select Market was $37.11 per share on February 4, 2011.

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

Stockholders

As of January 27, 2011, there were 53 registered stockholders of record of our common stock.

Stock Performance Graph

The graph set forth below compares the cumulative total stockholder return on our common stock between September 21, 2006 (the date of our initial public offering) and December 31, 2010, with the cumulative total return of (i) the Nasdaq Computer Index and (ii) the Nasdaq Composite Index, over the same period. This graph assumes the investment of $100 on September 21, 2006 in our common stock, the Nasdaq Computer Index and the Nasdaq Composite Index, and assumes the reinvestment of dividends, if any. We have never paid dividends on our common stock and have no present plans to do so. The graph assumes the initial value of our common stock on September 21, 2006 was the closing sales price of $7.65 per share.

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

The following selected consolidated financial data should be read in conjunction with our audited consolidated financial statements and related notes thereto and with Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are included in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended December 31, 2010, 2009 and 2008, and the selected consolidated balance sheet data as of December 31, 2010 and 2009 are derived from, and are qualified by reference to, the audited consolidated financial statements included in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended December 31, 2007 and 2006, and the consolidated balance sheet data as of December 31, 2008, 2007 and 2006 are derived from audited consolidated financial statements, which are not included in this Annual Report on Form 10-K.

	Year ended December 31,
(in thousands, except per share amounts)	2010	2009	2008	2007	2006
Consolidated Statement of Operations Data:
Revenue:
Product	$380,277	$267,885	$252,929	$196,622	$77,298
Support and services	171,612	126,261	80,420	39,784	12,909

Total revenue	551,889	394,146	333,349	236,406	90,207

Cost of revenue:
Cost of product (3)	81,998	61,052	60,439	51,068	25,174
Cost of support and services	50,750	37,916	28,175	14,856	4,978

Total cost of revenue (1) (3)	132,748	98,968	88,614	65,924	30,152

Gross profit	419,141	295,178	244,735	170,482	60,055

Operating expenses
Sales and marketing (1) (3)	225,052	177,487	140,653	95,652	48,080
Research and development (1) (3)	87,117	69,164	58,658	39,696	19,215
General and administrative (1) (3)	47,382	38,080	38,669	24,834	9,294
Other charges (2)	—	—	11,000	—	—
Acquisition-related costs (3)	3,343	104	—	—	—

Total operating expenses	362,894	284,835	248,980	160,182	76,589

Operating income (loss)	56,247	10,343	(4,245)	10,300	(16,534)

Total other income, net	724	1,042	6,514	9,733	992

Income (loss) before income taxes	56,971	11,385	2,269	20,033	(15,542)
Provision (benefit) for income taxes	22,813	4,300	(8,332)	5,235	303

Net income (loss)	$34,158	$7,085	$10,601	$14,798	$(15,845)

Net income (loss) per share:
Basic	$0.24	$0.05	$0.07	$0.11	$(0.29)

Diluted	$0.22	$0.05	$0.07	$0.10	$(0.29)

Shares used in computing net income (loss) per common share:
Basic	145,012	138,400	141,514	136,040	53,954

Diluted	155,999	143,080	146,534	146,488	53,954

(1)	Includes stock-based compensation and related payroll tax expenses as follows:

	Year ended December 31,
(in thousands)	2010	2009	2008	2007	2006
Cost of product	$578	$453	$182	$100	$—
Cost of support and services	5,805	4,540	4,493	2,579	520
Sales and marketing	30,529	25,453	23,632	15,616	4,636
Research and development	20,616	14,389	13,080	8,814	2,541
General and administrative	16,420	11,873	9,202	5,482	1,521

Total stock-based compensation and related payroll tax expenses	$73,948	$56,708	$50,589	$32,591	$9,218

(2)	Settlement of Quantum litigation. See Note 16 of Notes to Consolidated Financial Statements for details.

(3)	Includes acquisition-related costs from amortization of purchased intangibles, retention bonuses for acquired employees, contingent consideration to be paid to employees recorded as compensation expense, adjustments to the fair value of contingent consideration to be paid to stockholders and acquisition-related and integration costs as follows:

	Year ended December 31,
(in thousands)	2010	2009	2008	2007	2006
Cost of product	$3,883	$2,546	$—	$—	$—
Sales and marketing	2,481	2,535	—	—	—
Research and development	1,005	856	—	—	—
General and administrative	324	534	—	—	—
Acquisition-related costs	3,343	104	—	—	—

Total Acquisition-related costs	$11,036	$6,575	$—	$—	$—

	As of December 31,
(in thousands)	2010	2009	2008	2007	2006
Consolidated Balance Sheet Data
Cash and cash equivalents	$165,726	$67,749	$95,378	$162,979	$105,330
Short and long-term investments	335,414	257,938	172,398	83,103	3,999
Working capital	374,898	281,965	254,079	243,640	102,195
Total assets	736,081	505,279	398,517	337,602	150,769
Common stock and additional paid-in-capital	518,052	367,236	315,882	292,200	156,329
Stockholders’ equity	537,420	352,307	293,829	259,718	108,980

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We were founded in May 2002 by experienced industry leaders with a vision to improve the performance of wide-area distributed computing. Having significant experience in caching technology, our executive management team understood that existing approaches failed to address adequately all of the root causes of this poor performance. We determined that these performance problems could be best solved by simultaneously addressing inefficiencies in software applications and wide-area networks (WANs) as well as insufficient or unavailable bandwidth. This innovative approach served as the foundation of the development of our products. We began commercial shipments of our products in May 2004 and have since sold our products to over 9,200 customers worldwide. We offer several product lines including Steelhead appliances, Central Management Console, Interceptor, Steelhead Mobile, Whitewater and Cascade products.

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

Company Strategy

Our goal is to establish our solutions as the preeminent performance and efficiency standard for organizations relying on wide-area distributed computing. Key elements of our strategy include:

Maintain and extend our technological advantages

We believe that we offer the broadest ability to enable rapid, reliable access to applications and data for our customers. We intend to enhance our position as a leader and innovator in the WAN optimization market. We also intend to continue to sell new capabilities, such as our new cloud solutions, into our installed base. Continuing investments in research and development are critical to maintaining our technological advantage.

Enhance and extend our product lines

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

In February 2009, we acquired Mazu Networks. Mazu’s Cascade product line helps organizations manage, secure and optimize the availability and performance of global applications. The acquisition allows us to meet enterprise and service provider customer demands by extending our suite of WAN optimization products to include global application performance, reporting and analytics.

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

In December 2009, we introduced the latest implementation of Riverbed Services Platform (RSP) in conjunction with version 6.0 of RiOS. RSP runs within the Steelhead appliances, and now supports up to five simultaneous third-party applications or services, including Microsoft Windows Server, print server, DNS/DHCP, security, video and selected packages. Over time we expect additional products and services to become available for installation on RSP.

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

In November 2010, we introduced our Cloud Steelhead™ solution that is engineered for the public cloud. Cloud Steelhead was designed to easily install and scale within cloud service provider environments in order to both accelerate the migration of data to the public cloud and improve performance for applications hosted in the public cloud.

In October 2010, we acquired CACE, which complemented the capabilities of our existing Cascade offerings. Our Cascade products allow us to meet enterprise and service provider customer demands by extending our suite of WAN optimization products to include global application performance, reporting and analytics. As part of our acquisition of CACE, we became corporate sponsor for Wireshark, an open source program that is widely used and well known in the networking community.

The 2010 acquisition of Global Protocols added its SkipWare technology to our WAN optimization and will bolster our leadership position in delivering optimization solutions for satellite networks.

In December 2010, we introduced our Whitewater product, a cloud storage accelerator, designed to accelerate, de-duplicate, and secure data that is to be stored in the public cloud. Whitewater is a cloud storage accelerator, designed to accelerate, de-duplicate, and secure data that is to be stored in the public cloud.

Increase market awareness

To generate increased demand for our products, we will continue promoting our brand and the effectiveness of our comprehensive WAN optimization solution.

Scale our sales force and distribution channels

Growth in revenue and increase in share of market are key goals for us. We intend to expand our direct sales force and leverage our indirect channels to extend our geographic reach and market penetration. We sell our products directly through our sales force and indirectly through channel partners. We derived 94% of our revenue through indirect channels in 2010. We expect revenue from channel partners to continue to constitute a substantial majority of our future revenue.

Enhance and extend our support and services capabilities

On an ongoing basis, we plan to enhance and extend our support and services capabilities to continue to support our growing global customer base. Our support organization goals include providing customers with the highest service levels in the industry for hardware replacement and software support. Our sales organization is focused on maintaining a high rate of service contract renewals on our existing customer base. Our professional services team is focused on developing and distributing training programs directed at our partners, and expanding our professional service offering.

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

Revenue

Our revenue has grown rapidly since we began shipping products in May 2004, increasing from $2.6 million in 2004 to $551.9 million in 2010. Revenue grew by 40% in 2010 to $551.9 million from $394.1 million in 2009. We believe that our revenue growth in 2009 and 2010, during periods in which the global macroeconomic environment negatively impacted many businesses, is a positive sign that our products have a significant value proposition to our customers and that the WAN optimization market is still expanding despite the challenging macroeconomic environment.

Costs and Expenses

Operating expenses consist of sales and marketing, research and development, general and administrative expenses, and acquisition-related costs. Personnel-related costs, including stock-based compensation, are the most significant component of each of these expense categories. As of December 31, 2010, we had 1,244 employees, an increase of 23% from the 1,013 employees at December 31, 2009. The increase in employees is the most significant driver behind the increase in costs and operating expenses in 2010. The increase in employees was required to support our increased revenue. The timing of additional hires has and could materially affect our operating expenses, both in absolute dollars and as a percentage of revenue, in any particular period.

Stock-based Compensation Expense

Stock-based compensation expense and related payroll taxes were $73.9 million, $56.7 million, and $50.6 million in the years ended December 31, 2010, 2009, and 2008 respectively. We expect to continue to incur significant stock-based compensation expense and anticipate further growth in stock-based compensation expense as our employee base grows because we expect stock-based compensation to continue to play an important part in the overall compensation structure for our employees.

Stock-based compensation expense and related payroll tax was as follows:

	Year ended December 31,
(in thousands)	2010	2009	2008
Cost of product	$578	$453	$182
Cost of support and services	5,805	4,540	4,493
Sales and marketing	30,529	25,453	23,632
Research and development	20,616	14,389	13,080
General and administrative	16,420	11,873	9,202

Total stock-based compensation expense and related payroll taxes	$73,948	$56,708	$50,589

Acquisitions

During fiscal 2010, we acquired two companies to expand our product offerings. These acquisitions were not significant, individually or in the aggregate. Combined, the total purchase price for these acquisitions was approximately $26.9 million, which was paid in cash. The purchase price allocation for these acquisitions included $14.3 million of goodwill, $13.5 million of identifiable intangible assets, $3.3 million of in-process research and development intangible assets, $2.2 million of acquired debt, paid down at the acquisition date, and $3.5 million of net tangible liabilities. The results of operations of these companies are included in our consolidated results for the period subsequent to the acquisition date. In the year ended December 31, 2010, we recognized $1.1 million in revenue from the sale of these acquired companies’ products and services, and we recognized $2.9 million of operating expenses, which included $0.6 million of acquisition-related intangible amortization, $0.6 million of transaction and integration costs, $0.5 million of acquisition-related compensation costs and $0.2 million of stock based compensation costs.

During 2009, we acquired Mazu. The results of operations of Mazu are included in our consolidated results for the period subsequent to the acquisition date. In the years ended December 31, 2010 and 2009, we recognized $27.7 million and $9.7 million in revenue, respectively, from the sale of Mazu products and services. In the years ended December 31, 2010 and 2009, we recognized $1.4 million and $2.4 million, respectively, of acquisition-related compensation costs.

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

VSOE of fair value for elements of an arrangement is based upon the normal pricing and discounting practices for those services when sold separately, and VSOE for support services is further measured by the renewal rate offered to the customer. In determining VSOE, we require that a substantial majority of the selling prices for a service fall within a reasonably narrow pricing range, generally evidenced by a substantial majority of such historical stand-alone transactions falling within a reasonably narrow range of the median rates. In addition, we consider major service groups, geographies, customer classifications, and other variables in determining VSOE.

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

We regularly review VSOE and ESP and maintain internal controls over the establishment and updates of these estimates. There were no material impacts during the year nor do we currently expect a material impact in the near term from changes in VSOE or ESP.

The impact from the adoption of the amended revenue recognition rules to total revenue, income from continuing operations, net income and related per share amounts, and deferred revenue was not considered material. In the year ended December 31, 2010, we recognized $175.2 million of software revenue under the industry specific software revenue recognition rules. Software revenue includes revenue from stand-alone software, hardware appliances, support and services on arrangements entered into before January 1, 2010. Software revenue also includes all stand-alone software arrangements and support contract renewals entered into after December 31, 2009. In the year ended December 31, 2010, we recognized $376.7 million of non-software revenue under the amended revenue recognition guidance for multiple deliverable arrangements for non-software deliverables. Non-software revenue includes hardware appliance revenue, support contracts sold with hardware appliances, and related services on arrangements entered into after December 31, 2009. As of December 31, 2010, we recorded $0.4 million of deferred product revenue related to sales under the industry specific software revenue recognition rules and $6.3 million of deferred product revenue related to sales under the amended revenue recognition guidance for multiple deliverable arrangements for non-software deliverables.

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

Stock-Based Compensation

Stock-based awards granted include stock options, restricted stock units (RSUs), and stock purchased under our Employee Stock Purchase Plan (the “Purchase Plan”). Stock-based compensation cost is measured at the grant date, based on the fair value of the awards, and is recognized as expense over the requisite service period only for those equity awards expected to vest.

The fair value of the RSUs is determined based on the stock price on the date of grant. We estimated the fair value of stock options and stock purchased under our Purchase Plan using the Black-Scholes model. This model utilizes the estimated fair value of common stock and requires that, at the date of grant, we use the expected term of the grant, the expected volatility of the price of our common stock, risk-free interest rates and expected dividend yield of our common stock. The fair value is amortized on a straight-line basis over the requisite service periods of the awards, which is generally three to four years for stock options and six months to two years for stock purchased under our Purchase Plan.

The expected term represents the period that stock options are expected to be outstanding. During the first three quarters of 2010 and for the years ended December 31, 2009 and 2008, we elected to use the simplified method of determining the expected term of stock options due to insufficient historical exercise data as a publicly traded company. During the fourth quarter of 2010, we determined that we had sufficient historical information to use a method based on hypothetical exercises, which we believe is more representative of our expected term.

During the first three quarters of 2010 and for the years ended December 31, 2009 and 2008, the computation of our expected volatility for stock options was based on the historical volatility of comparable companies from a representative peer group selected based on industry, financial and market capitalization data, due to insufficient historical volatility data as a publicly traded company. During the fourth quarter of 2010, we determined that we had sufficient historical volatility data to use a blended historical and implied volatility. The computation of expected volatility for the Purchase Plan for the years ended December 31, 2010 and 2009 is based on our historical volatility. The computation of expected volatility for the Purchase Plan for the year ended December 31, 2008 is based on historical volatility of comparable companies.

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

•	the future expected cost to develop the in-process research and development into commercially viable products and the estimated cash flows from the products when completed;

•	the future expected cash flows from product sales, support agreements, consulting contracts, other customer contracts and acquired developed technologies and patents; and

•	the discount rates.

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

Goodwill, Intangible Assets and Impairment Assessments

Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets. Goodwill is tested for impairment at least annually during the fourth quarter (and more frequently if certain indicators are present). In the event that we determine that the carrying value of our single reporting unit is less than the reporting unit’s fair value, we will incur an impairment charge for the amount of the difference during the quarter in which the determination is made. We performed our annual review of goodwill in the fourth quarter of 2009 and concluded that no impairment existed at December 31, 2010.

Intangible assets that are not considered to have an indefinite life are amortized over their useful lives. Each period we evaluate the estimated remaining useful life of purchased intangible assets and whether events or changes in circumstances warrant a revision to the remaining period of amortization. The carrying amounts of these assets are periodically reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. Recoverability of these assets is measured by comparison of the carrying amount of each asset to the future undiscounted cash flows the asset is expected to generate. In the event that we determine certain assets are not fully recoverable, we will incur an impairment charge for those assets or portion thereof during the quarter in which the determination is made, measured as the amount by which the carrying value exceeds the fair value.

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

Inventory Valuation

Inventory consists of hardware and related component parts and is stated at the lower of cost (on a first-in, first-out basis) or market. A portion of our inventory relates to evaluation units located at customer locations, as some of our customers test our equipment prior to purchasing. Inventory that is obsolete or in excess of our forecasted demand is written down to its estimated realizable value based on historical usage, expected demand, and with respect to evaluation units, the historical conversion rate, age of the units and the estimated loss of utility. Inherent in our estimates of market value in determining inventory valuation are estimates related to economic trends, future demand for our products, the timing of new product introductions and technological obsolescence of our products. Inventory write-downs are reflected as cost of product and amounted to $4.8 million, $4.9 million and $6.0 million in the years ended December 31, 2010, 2009 and 2008, respectively.

Allowances for Doubtful Accounts

We make judgments as to our ability to collect outstanding receivables and provide allowances for the applicable portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding receivables. For those receivables not specifically reviewed, provisions are provided at differing rates, based upon the age of the receivable. In determining these percentages, we analyze our historical collection experience and current economic trends. If the historical data we use to calculate the allowance for doubtful accounts does not reflect the future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and the future results of operations could be materially affected. The allowance for doubtful accounts was $1.4 million and $1.7 million at December 31, 2010 and 2009, respectively.

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

	Year ended December 31,
(dollars in thousands)	2010	2009	2008
Total Revenue	$551,889	$394,146	$333,349
Total Revenue by Type:
Product	$380,277	$267,885	$252,929
Support and services	$171,612	$126,261	$80,420
% Revenue by Type:
Product	69%	68%	76%
Support and services	31%	32%	24%
Total Revenue by Geography:
United States	$294,631	$221,206	$193,190
Europe, Middle East and Africa	$149,647	$104,990	$87,446
Rest of the World	$107,611	$67,950	$52,713
% Revenue by Geography:
United States	53%	56%	58%
Europe, Middle East and Africa	27%	27%	26%
Rest of the World	20%	17%	16%
Total Revenue by Sales Channel:
Direct	$31,525	$29,915	$27,703
Indirect	$520,364	$364,231	$305,646
% Revenue by Sales Channel:
Direct	6%	8%	8%
Indirect	94%	92%	92%

2010 Compared to 2009:    Product revenue increased by 42% in 2010 due primarily to an increase in unit volume from increasing sales to existing customers and the addition of new customers.

We believe the market for our products has grown due to increased market awareness of WAN optimization services and distributed organizations, which increases dependence on timely access to data and applications. As of December 31, 2010, our products had been sold to over 9,200 customers, compared to approximately 7,300 as of December 31, 2009.

Substantially all of our customers purchase support when they purchase our products. Support and services revenue increased 36% in 2010 as compared to 2009 which is consistent with our growth in product revenue. Support and services revenue as a percentage of total revenues remained relatively consistent with the prior year as our renewal rate of support contracts by existing customers remained stable. As our customer base grows, we expect our revenue generated from support and services to increase; however, we expect the renewal rate of support contracts by existing customers to remain level.

We generated 47% of our revenue in the year ended December 31, 2010 from international locations, compared to 44% in the year ended December 31, 2009. We continue to expand into international locations and introduce our products in new markets and expect international revenue to increase in dollar amount over time.

2009 Compared to 2008:    Product revenue increased by 6% in 2009 due primarily to an increase in unit volume from increasing sales to existing customers and the addition of new customers. As of December 31, 2009, our products had been sold to over 7,300 customers, compared to approximately 5,500 as of December 31, 2008.

Support and services revenue increased on an absolute basis and as a percentage of total revenue due primarily to an increase in the renewal rate of support contracts by existing customers and also on an increase in the installed base. The increase in the renewal rate of support contracts by existing customers was a result of a focused sales effort to drive support contract renewals. In each of the years ended December 31, 2010 and 2009, we derived 94% and 92%, respectively, of our revenue from indirect channels. We expect indirect channel revenue to continue to be a substantial majority of our revenue.

Cost of Revenue and Gross Margin

Cost of product revenue consists of the costs of the appliance hardware, manufacturing, shipping and logistics costs and expenses for inventory obsolescence, warranty obligations and amortization of acquisition-related intangibles. We utilize third parties to assist in the design of and to manufacture our appliance hardware, embed our proprietary software and perform shipping logistics. Cost of support and service revenue consists of personnel costs of technical support and professional services personnel, spare parts and logistics services. As we expand internationally and into other sectors, we may incur additional costs to conform our products to comply with local laws or local product specifications. In addition, as we expand internationally, we will continue to hire additional technical support personnel to support our growing international customer base.

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

	Year ended December 31,
(dollars in thousands)	2010	2009	2008
Revenue:
Product	$380,277	$267,885	$252,929
Support and services	171,612	126,261	80,420

Total revenue	551,889	394,146	333,349

Cost of revenue:
Cost of product	81,998	61,052	60,439
Cost of support and services	50,750	37,916	28,175

Total cost of revenue	132,748	98,968	88,614

Gross profit	$419,141	$295,178	$244,735

Gross margin for product	78%	77%	76%
Gross margin for support and services	70%	70%	65%
Total gross margin	76%	75%	73%

2010 Compared to 2009:    The total cost of product revenue increased $20.9 million in the year ended December 31, 2010 compared to the year ended December 31, 2009. The cost of product sold increased $15.5 million primarily due to an increase in unit volume associated with higher revenue. The increase in cost of product revenue was also attributable to increased shipping costs of $1.8 million primarily due to an increase in unit volume, amortization of acquisition-related intangible assets of $1.0 million and $0.4 million related to the fair value adjustment of inventory sold from our recently acquired entity. Cost of support and services revenue increased as we added more technical support headcount domestically and abroad to support our growing customer base. Technical support and services headcount was 169 employees as of December 31, 2010 compared to 136 employees as of December 31, 2009.

Gross margins increased to 76% in the year ended December 31, 2010 from 75% in the year ended December 31, 2009 primarily due to higher margins on product revenue as a result of lower unit product costs as well as a favorable product mix. Product gross margins increased to 78% in the year ended December 31, 2010 from 77% in the year ended December 31, 2009 as a result of volume leverage and favorable product mix. Gross margins for support and services remained at 70%.

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

	Year ended December 31,
(dollars in thousands)	2010	2009	2008
Sales and marketing expenses	$225,052	$177,487	$140,653
Percent of total revenue	41%	45%	42%

2010 Compared to 2009:    Sales and marketing expenses increased by $47.6 million, or 27%, in the year ended December 31, 2010 compared to the year ended December 31, 2009 primarily due to increases in personnel costs of $29.6 million, increased stock-based compensation and related payroll tax expense of $5.1 million, increased marketing-related activities of $4.7 million, increased facilities and IT related costs of $2.6 million, and higher travel and entertainment costs of $2.2 million. The increase in personnel costs, which include salaries, commissions, bonuses and related benefits and stock-based compensation, was primarily due to headcount increasing to 556 employees as of December 31, 2010 from 468 employees as of December 31, 2009 and higher commissions on increased revenue.

2009 Compared to 2008:    Sales and marketing expenses increased by $36.8 million, or 26%, in the year ended December 31, 2009 compared to the year ended December 31, 2008 primarily due to an increase in the number of sales and marketing employees, as sales and marketing headcount grew to 468 employees as of December 31, 2009 from 404 employees as of December 31, 2008, which included 27 employees from the acquisition of Mazu. The increase in employees resulted in higher salary expense and employee related benefits. Additionally, commission expense increased in the year ended December 31, 2009 as compared to the year ended December 31, 2008 due to increased revenue, higher attainment of targets and an increase in personnel. Salaries and related benefits, bonuses and commissions accounted for $20.8 million, marketing related activities accounted for $3.1 million, facilities and information technology expenses accounted for $2.0 million, travel and entertainment expenses accounted for $1.1 million, and bad debt expense accounted for $1.2 million of the $36.8 million increase in sales and marketing expenses. Stock-based compensation and related payroll tax expense was $25.5 million in the year ended December 31, 2009 compared to $23.6 million in the year ended December 31, 2008. In addition, in the year ended December 31, 2009, amortization of acquisition-related intangibles and compensation expense of acquisition-related contingent consideration to be paid to former employees of Mazu accounted for $1.6 million and $1.0 million of the increase, respectively.

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

	Year ended December 31,
(dollars in thousands)	2010	2009	2008
Research and development expenses	$87,117	$69,164	$58,658
Percent of total revenue	16%	18%	18%

2010 Compared to 2009:    Research and development expenses increased by $18.0 million, or 26%, in the year ended December 31, 2010 compared to the year ended December 31, 2009 primarily due to increases in personnel costs of $13.9 million. The increase in personnel costs, which include salaries, bonuses and related benefits and stock-based compensation, was primarily due to headcount increasing to 357 employees as of December 31, 2010 from 271 employees as of December 31, 2009, which includes 28 employees from acquisitions in the fourth quarter of 2010.

2009 Compared to 2008:    Research and development expenses increased by $10.5 million, or 18%, in the year ended December 31, 2009 compared to the year ended December 31, 2008 due to an increase in personnel and facility-related costs as a result of research and development headcount increasing to 271 employees as of December 31, 2009 from 240 employees as of December 31, 2008. Salaries, bonuses and related benefits accounted for $6.4 million and facilities and related costs accounted for $1.2 million of the $10.5 million increase in research and development expenses. Stock-based compensation and related payroll tax expense was $14.4 million in the year ended December 31, 2009 compared to $13.1 million in the year ended December 31, 2008. Compensation expenses of acquisition-related contingent consideration to be paid to former employees of Mazu were $0.9 million in the year ended December 31, 2009. We plan to continue to invest in research and development as we develop new products and make further enhancements to existing products.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation for personnel and facilities costs related to our executive, finance, human resources, information technology and legal organizations, and fees for professional services. Professional services include outside legal, audit and information technology consulting costs.

	Year ended December 31,
(dollars in thousands)	2010	2009	2008
General and administrative expenses	$47,382	$38,080	$38,669
Percent of total revenue	9%	10%	12%

2010 Compared to 2009:    General and administrative expenses increased by $9.3 million, or 24%, in the year ended December 31, 2010 compared to the year ended December 31, 2009 primarily due to an increase in personnel costs of $6.9 million. The increase in personnel costs, which include salaries, bonuses and related benefits and stock-based compensation, was primarily due to headcount increasing to 136 employees as of December, 2010 from 120 employees as of December 31, 2009.

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

Acquisition-Related Costs

Acquisition-related costs include changes in the fair value of acquisition-related contingent consideration, transaction costs and integration-related costs. The final liability for contingent consideration relating to the Mazu acquisition, which was determined pursuant to the achievement of certain bookings targets through March 31, 2010, was paid during the third quarter of 2010.

The following table summarizes the acquisition-related costs (credits), including changes in the fair value of the acquisition-related contingent consideration distributed directly to shareholders of Mazu, transaction costs and integration-related costs, recognized in the years ended December 31, 2010 and 2009:

	Year ended December 31,
(in thousands)	2010	2009
Transaction costs	$392	$595
Severance	—	412
Integration costs	226	364
Change in fair value of acquisition-related contingent consideration	2,725	(1,267)

Acquisition-related costs	$3,343	$104

There were no acquisition-related costs in the year ended December 31, 2008.

Other Income, Net

Other income, net consists primarily of interest income on our cash and marketable securities, interest expense, and foreign currency exchange losses. Cash has historically been invested in highly liquid investments such as time deposits held at major banks, commercial paper, U.S. government agency discount notes, money market mutual funds and other money market securities with maturities at the date of purchase of 90 days or less.

	Year ended December 31,
(in thousands)	2010	2009	2008
Interest income	$1,243	$1,945	$6,806
Other	(519)	(903)	(292)

Total other income, net	$724	$1,042	$6,514

2010 Compared to 2009:    Other income, net, decreased in the year ended December 31, 2010 due to average interest rates. Weighted average interest rates applicable to our cash and investments balances decreased to 0.3% in the year ended December 31, 2010 compared to 0.7% in the year ended December 31, 2009.

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

Provision (Benefit) for Income Taxes

The provision (benefit) for income taxes were $22.8 million, $4.3 million, and ($8.3) million for the years ended December 31, 2010, 2009, and 2008, respectively. Our income tax provision (benefit) consists of federal, foreign, and state income taxes. Our effective tax rate was 40%, 38%, and (367%), for the years ended December 31, 2010, 2009, and 2008, respectively.

Our effective tax rate differs from the federal statutory rate due to state taxes, significant permanent differences, relative profitability by jurisdiction and the change in our valuation allowances on our net deferred tax assets. Significant permanent differences arise from the portion of stock-based compensation expense that is not expected to generate a tax deduction, such as stock compensation expense on grants to certain foreign employees, our employee stock purchase plan and incentive stock options, offset by the actual tax benefits in the current periods from disqualifying dispositions of those shares. Beginning in 2011, we expect our effective tax rate to be impacted by our entering into an intercompany research and development program with our Singapore subsidiary.

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

As part of our accounting for the acquisition of Mazu in 2009, we established deferred tax assets for federal net operating loss carryforwards and research and development credit carryforwards that are subject to limitation under Sections 382 and 383 of the Internal Revenue Code. Accordingly, we recorded a valuation allowance of $8.8 million related to a portion of the federal net operating loss carryforwards and research and development credit carryforwards that we do not expect to be realized. Any subsequent reduction of the valuation allowance and the recognition of the associated tax benefits will be recorded to our provision for income taxes.

In the year ended December 31, 2010, management concluded that a valuation allowance was needed on our California income tax credit carryforwards. Due to a change in the Company’s forecasted income allocated to California for tax years after 2010, it is more likely than not that the

California income tax credits carryforwards as of December 31, 2010 will not be utilized in the foreseeable future. Accordingly, we established a 100% valuation allowance against the tax credits and recorded additional income tax expense of $3.1 million in 2010.

We are subject to potential income tax audits on open tax years by any taxing jurisdiction in which we operate in. The taxing authorities of the most significant jurisdictions are the United States Internal Revenue Service, California Franchise Tax Board and HM Revenue and Customs in the United Kingdom (UK). We do not anticipate any material adjustments to our tax provisions relating to previously filed tax returns. The statute of limitations for federal, state, and UK tax purposes are generally three, four, and one year(s) respectively; however, we continue to carryover tax attributes prior to these periods for federal and state purposes, which would still be open for examination by the respective tax authorities. Accordingly, all years since our inception are open to tax examinations for federal and state purposes. Our 2009 UK tax is open for examination.

Quarterly Results of Operations

The following table sets forth our unaudited quarterly consolidated statement of operations data for each of the eight quarters ended December 31, 2010. In management’s opinion, the data has been prepared on the same basis as the audited consolidated financial statements included in this Annual Report on Form 10-K, and reflects all necessary adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of this data. The results of historical periods are not necessarily indicative of the results of operations for a full year or any future period.

	For the three months ended
(in thousands, except per share data)	2010				2009
	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31
Revenue:
Product	$118,194	$102,841	$84,505	$74,737	$77,563	$69,543	$60,314	$60,465
Support and services	47,239	44,965	41,722	37,686	35,336	32,506	30,673	27,746

Total revenue	165,433	147,806	126,227	112,423	112,899	102,049	90,987	88,211

Cost of revenue:
Cost of product	24,865	21,889	18,612	16,632	17,276	14,982	14,389	14,405
Cost of support and services	14,274	12,878	12,364	11,234	10,531	9,410	9,466	8,509

Total cost of revenue	39,139	34,767	30,976	27,866	27,807	24,392	23,855	22,914

Gross profit	126,294	113,039	95,251	84,557	85,092	77,657	67,132	65,297
Operating expenses	105,701	90,546	84,223	82,424	84,529	67,783	65,186	67,337

Operating income (loss)	20,593	22,493	11,028	2,133	563	9,874	1,946	(2,040)
Other income, net	41	384	184	115	218	141	45	638

Income (loss) before income taxes	20,634	22,877	11,212	2,248	781	10,015	1,991	(1,402)

Provision (benefit) for income taxes	8,023	8,967	4,658	1,165	(151)	4,546	2,281	(2,376)

Net income (loss)	$12,611	$13,910	$6,554	$1,083	$932	$5,469	$(290)	$974

Net income (loss) per share-basic	$0.08	$0.10	$0.05	$0.01	$0.01	$0.04	$—	$0.01

Net income (loss) per share-diluted	$0.08	$0.09	$0.04	$0.01	$0.01	$0.04	$—	$0.01

Stock-based compensation expense and related payroll taxes included in above	$21,939	$17,847	$18,288	$15,874	$15,959	$13,951	$13,990	$12,808

Acquisition-related costs (credits) included in above	$618	$—	$—	$2,725	$7,235	$(1,809)	$(1,264)	$2,413

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

Liquidity and Capital Resources

(in thousands)	As of December 31,
	2010	2009	2008
Working capital	$374,898	$281,965	$254,079
Cash and cash equivalents	165,726	67,749	95,378
Short and long-term investments	335,414	257,938	172,398

	Year ended December 31,
(in thousands)	2010	2009	2008
Cash provided by operating activities	$145,515	$96,487	$67,606
Cash used in investing activities	(114,997)	(115,435)	(101,215)
Cash provided by (used in) financing activities	67,349	(8,984)	(33,515)

Cash and Cash Equivalents

Cash and cash equivalents consist of money market mutual funds, government-sponsored enterprise obligations, treasury bills, commercial paper and other money market securities with remaining maturities at date of purchase of 90 days or less.

Short and long-term investments consist of government-sponsored enterprise obligations, treasury bills and corporate bonds and notes. The fair value of investments is determined as the exit price in the principal market in which we would transact. The fair value of our investments has not materially fluctuated from historical cost. The accumulated unrealized gains (losses), net of tax, on investments recognized in accumulated other comprehensive income (loss) in our stockholders’ equity as of December 31, 2010 is $0.1 million. The recent volatility in the credit markets has increased the risk of material fluctuations in the fair value of marketable securities.

Cash and cash equivalents, short-term investments and long-term investments increased by $175.5 million to $501.1 million in the year ended December 31, 2010.

Pursuant to certain lease agreements and as security for our merchant services agreement with our principal financial institution, we are required to maintain cash reserves, classified as restricted cash. Current restricted cash totaled zero at December 31, 2010 and $1.5 million at December 31, 2009. Long-term restricted cash totaled $2.6 million at December 31, 2010 and 2009. Long-term restricted cash is included in other assets in the consolidated balance sheets and consists primarily of funds held as collateral for letters of credit for the security deposit on the leases of our corporate headquarters and is restricted until the end of the lease terms on July 31, 2014.

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

Cash Provided by Operating Activities

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

Cash provided by operating activities increased by $49.0 million to $145.5 million in the year ended December 31, 2010 compared to $96.5 million in the year ended December 31, 2009. The increase in cash flow from operating activities was due to an increase in cash flow of $20.1 million from operations after adjusting for non-cash items, including depreciation and amortization, and stock-based compensation, and $28.9 million from the change in operating assets and liabilities.

Cash provided by operating activities was $96.5 million in the year ended December 31, 2009 compared to $67.6 million in the year ended December 31, 2008. The increase in cash flow from operating activities was due to an increase in cash flow of $8.7 million from operations after adjusting for non-cash items, including depreciation and amortization, and stock-based compensation, and $20.2 million from the change in operating assets and liabilities.

Cash Used in Investing Activities

Cash used in investing activities primarily relate to purchases of investments, net of sales and maturities, capital expenditures and cash used in acquisitions. Cash used in investing activities was $115.0 million in the year ended December 31, 2010 compared to $115.4 million in the year ended December 31, 2009. Cash used in investing activities in 2010 includes $26.9 million used for acquisitions, $10.7 million used for purchases of capital equipment, and $77.4 million used to purchase short-term and long-term investments. Cash used in investing activities in 2009 includes $20.5 million used for acquisitions, $9.0 million used for capital expenditures, and $86.0 million used to purchase short-term investments.

Cash used in investing activities increased in the year ended December 31, 2009 compared to the year ended December 31, 2008 primarily due to the $20.5 million used for acquisitions. This was partially offset by lower purchases of marketable securities and lower capital expenditures.

Cash provided by (used in) Financing Activities

Cash provided by financing activities was $67.3 million in the year ended December 31, 2010. Cash provided from the exercise of stock options was $64.3 million in the year ended December 31, 2010 compared to $25.3 million in the year ended December 31, 2009, and cash provided from the excess tax benefit relating to employee stock plans was $27.5 million in the year ended 2010 compared to $2.8 million in the year ended 2009. Cash used for repurchases of common stock was $29.0 million in the year ended December 31, 2009, whereas no repurchases of common stock occurred in the year ended December 31, 2010. Cash used to net share settle equity awards was

$12.3 million in 2010 compared to $3.0 million in 2009. Of the $15.2 million used for the Mazu acquisition-related contingent consideration in the year ended December 31, 2010, $9.9 million was estimated as of the acquisition date, and therefore recorded as a financing cash outflow. There were no acquisition-related contingent consideration payments in the year ended December 31, 2009. We used $2.2 million of cash in 2010 to pay down debt assumed in the Global Protocols acquisition and we used $5.0 million to pay down the debt acquired in the acquisition of Mazu in the year ended December 31, 2009.

Cash used in financing activities was $9.0 million in the year ended December 31, 2009. Cash used for repurchases of common stock was $29.0 million in the year ended December 31, 2009 compared to $50.0 million in the year ended December 31, 2008. Cash provided from the exercise of stock options was $22.2 million in the year ended December 31, 2009 compared to $11.6 million in the year ended December 31, 2008, cash used to pay down the debt acquired in the acquisition of Mazu was $5.0 million in the year ended December 31, 2009.

We believe that our net proceeds from operations, together with our cash and investments balance at December 31, 2010, will be sufficient to fund our projected operating requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of expansion into new territories, the timing of introductions of new products and enhancements to existing products, and the continuing market acceptance of our products. In the fourth quarter of 2010, we acquired Cace and Global Protocols for approximately $27 million of cash and in February 2009, we acquired Mazu for approximately $25 million of cash, which was paid from our existing cash balance. In the future, we may enter into other arrangements for potential investments in, or acquisitions of, complementary businesses, services or technologies, which could require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Contractual Obligations

The following is a summary of our contractual obligations as of December 31, 2010:

	Year ending December 31,
(in thousands)	Total	2011	2012	2013	2014	2015	Thereafter
Contractual Obligations
Operating leases	$30,431	$8,415	$8,465	$7,508	$4,366	$637	$1,040
Purchase obligations (1)	8,345	8,336	9	—	—	—	—

Total contractual obligations	$38,776	$16,751	$8,474	$7,508	$4,366	$637	$1,040

(1)	Represents amounts associated with agreements that are enforceable, legally binding and specify terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of payment. Obligations under contracts that we can cancel without a significant penalty are not included in the table above.

Off-Balance Sheet Arrangements

At December 31, 2010 and 2009, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes, nor did we have any undisclosed material transactions or commitments involving related persons or entities.

Other

At December 31, 2010 and 2009, we did not have commercial commitments under lines of credit, standby repurchase obligations or other such debt arrangements.

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

Interest Rate Sensitivity

We had unrestricted cash and cash equivalents, and investments totaling $501.1 million and $325.7 million at December 31, 2010 and 2009, respectively. Cash and cash equivalents of $165.7 million and $67.7 million at December 31, 2010 and December 31, 2009, respectively, are held for working capital purposes and include highly liquid investments with a maturity of ninety days or less at the time of purchase. Cash equivalents consist primarily of money market mutual funds, government-sponsored enterprise obligations, treasury bills, and other money market securities. Investments of $335.4 million and $257.9 million at December 31, 2010 and December 31, 2009, respectively, consist of government-sponsored enterprise obligations, treasury bills, FDIC-backed certificates of deposit and corporate bonds and notes.

We do not enter into investments for trading or speculative purposes. Due to the high investment quality and relatively short duration of these investments, we do not believe that we have any material exposure to changes in the fair market value as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income. The volatility in the credit markets in late 2008 through mid 2009 caused a macro shift in investments into highly liquid short-term investments such as U.S. Treasury bills. This has caused a significant decline in short-term interest rates, which resulted in a significant reduction in our investment income. This macro economic trend of lower interest rates on high quality interest bearing investments continued throughout 2010. In addition, the volatility in the credit markets increases the risk of write-downs of investments to fair market value.

Item 8.	Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The following financial statements are filed as part of this Annual Report on Form 10-K

REPORT OF ERNST & YOUNG LLP,

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Riverbed Technology, Inc.

We have audited the accompanying consolidated balance sheets of Riverbed Technology, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(b). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Riverbed Technology, Inc. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, under the heading Revenue Recognition, the Company changed their method of accounting for revenue recognition with the adoption of amendments to the FASB ASC resulting from Accounting Standards Update No. 2009-13, Multiple-Deliverable Revenue Arrangements, and Accounting Standards Update No. 2009-14, Certain Revenue Arrangements That Include Software Elements, both early adopted effective January 1, 2010. As discussed in Note 1 to the consolidated financial statements, under the heading Business Combinations, the Company adopted FASB Statement No. 141(R) Business Combinations (codified in FASB ASC Topic 805, Business Combinations) effective January 1, 2009.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Riverbed Technology, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 8, 2011 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

San Francisco, California

February 8, 2011

REPORT OF ERNST & YOUNG LLP,

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Riverbed Technology, Inc.

We have audited Riverbed Technology, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Riverbed Technology, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in Part 1, Item 9a of this Annual Report on Form 10-K under the heading “Management’s Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Riverbed Technology, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Riverbed Technology, Inc as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010 of Riverbed Technology, Inc. and our report dated February 8, 2011 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

San Francisco, California

February 8, 2011

RIVERBED TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	As of December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$165,726	$67,749
Short-term investments	259,245	257,938
Trade receivables, net of allowances of $1,402 and $1,693 as of December 31, 2010 and 2009, respectively	50,726	48,468
Inventory	15,180	9,742
Deferred tax assets	20,832	9,451
Prepaid expenses and other current assets	30,958	16,816

Total current assets	542,667	410,164

Long-term investments	76,169	—
Fixed assets, net	21,522	21,698
Goodwill	25,653	11,312
Intangibles, net	30,789	19,389
Deferred tax assets, non-current	35,775	38,619
Other assets	3,506	4,097

Total assets	$736,081	$505,279

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27,015	$19,053
Accrued compensation and benefits	32,915	18,692
Other accrued liabilities	18,813	25,976
Deferred revenue	89,026	64,478

Total current liabilities	167,769	128,199

Deferred revenue, non-current	26,511	21,972
Other long-term liabilities	4,381	2,801

Total long-term liabilities	30,892	24,773

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value — 30,000 shares authorized, no shares outstanding	—	—
Common stock and additional paid-in-capital; $0.0001 par value — 600,000 shares authorized; 150,868 and 140,258 shares issued and outstanding as of December 31, 2010 and 2009, respectively	518,052	367,236
Retained earnings (Accumulated deficit)	19,309	(14,849)
Accumulated other comprehensive income (loss)	59	(80)

Total stockholders’ equity	537,420	352,307

Total liabilities and stockholders’ equity	$736,081	$505,279

See Notes to Consolidated Financial Statements

RIVERBED TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year ended December 31,
	2010	2009	2008
Revenue:
Product	$380,277	$267,885	$252,929
Support and services	171,612	126,261	80,420

Total revenue	551,889	394,146	333,349

Cost of revenue:
Cost of product	81,998	61,052	60,439
Cost of support and services	50,750	37,916	28,175

Total cost of revenue	132,748	98,968	88,614

Gross profit	419,141	295,178	244,735

Operating expenses:
Sales and marketing	225,052	177,487	140,653
Research and development	87,117	69,164	58,658
General and administrative	47,382	38,080	38,669
Other charges	—	—	11,000
Acquisition-related costs	3,343	104	—

Total operating expenses	362,894	284,835	248,980

Operating income (loss)	56,247	10,343	(4,245)

Other income
Interest income	1,243	1,945	6,806
Other expense, net	(519)	(903)	(292)

Total other income	724	1,042	6,514

Income before provision for income taxes	56,971	11,385	2,269
Provision (benefit) for income taxes	22,813	4,300	(8,332)

Net income	$34,158	$7,085	$10,601

Net income per common share:
Basic	$0.24	$0.05	$0.07

Diluted	$0.22	$0.05	$0.07

Shares used in computing net income per common share:
Basic	145,012	138,400	141,514

Diluted	155,999	143,080	146,534

See Notes to Consolidated Financial Statements

RIVERBED TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years ended December 31, 2010, 2009 and 2008

(in thousands)

	Common stock and additional paid-in-capital		Retained Earnings (Accumulated deficit)	Accumulated other comprehensive income (loss)	Total
	Shares	Amount
Balance at December 31, 2007	142,664	$292,200	$(32,535)	$53	259,718
Repurchase of common stock	(8,056)	(49,992)	—	—	(49,992)
Common stock issued under stock plans	3,766	13,550	—	—	13,550
Stock options repurchased	(84)	(27)	—	—	(27)
Reclassification of options exercised but not vested	—	250	—	—	250
Tax benefit from employee stock plans	—	11,451	—	—	11,451
Stock-based compensation	—	48,450	—	—	48,450
Comprehensive income:
Currency translation adjustments	—	—	—	(476)	(476)
Unrealized gain on marketable securities, net of tax	—	—	—	304	304
Net income	—	—	10,601	—	10,601

Comprehensive income					10,429

Balance at December 31, 2008	138,290	315,882	(21,934)	(119)	293,829
Repurchase of common stock	(3,910)	(29,016)	—	—	(29,016)
Common stock issued under stock plans, net of shares withheld for employee taxes	5,878	23,207	—	—	23,207
Reclassification of options exercised but not vested	—	92	—	—	92
Tax benefit from employee stock plans	—	1,816	—	—	1,816
Stock-based compensation	—	55,255	—	—	55,255
Comprehensive income:
Currency translation adjustments	—	—	—	497	497
Unrealized loss on marketable securities, net of tax	—	—	—	(458)	(458)
Net income	—	—	7,085	—	7,085

Comprehensive income					7,124

Balance at December 31, 2009	140,258	367,236	(14,849)	(80)	352,307
Common stock issued under stock plans, net of shares withheld for employee taxes	10,610	51,964	—	—	51,964
Tax benefit from employee stock plans	—	28,051	—	—	28,051
Stock-based compensation	—	70,801	—	—	70,801
Comprehensive income:
Currency translation adjustments	—	—	—	111	111
Unrealized gain on marketable securities, net of tax	—	—	—	28	28
Net income	—	—	34,158	—	34,158

Comprehensive income					34,297

Balance at December 31, 2010	150,868	$518,052	$19,309	$59	$537,420

See Notes to Consolidated Financial Statements

RIVERBED TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2010	2009	2008
Operating Activities:
Net income	$34,158	$7,085	$10,601
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,855	14,340	7,965
Stock-based compensation	70,801	56,218	50,408
Deferred taxes	(11,851)	(13,517)	(32,619)
Excess tax benefit from employee stock plans	(27,538)	(2,792)	(4,909)
Changes in operating assets and liabilities:
Trade receivables	(1,026)	940	1,926
Inventory	(4,414)	1,341	(6,040)
Prepaid expenses and other assets	(13,515)	(2,756)	(1,489)
Accounts payable	8,392	(665)	994
Accrued and other liabilities	23,379	6,640	3,884
Acquisition-related contingent consideration	(5,249)	1,093	—
Income taxes payable	27,436	1,772	11,499
Deferred revenues	29,087	26,788	25,386

Net cash provided by operating activities	145,515	96,487	67,606

Investing Activities:
Capital expenditures	(10,690)	(8,978)	(12,406)
Purchase of available for sale securities	(526,051)	(375,056)	(424,864)
Proceeds from maturities of available for sale securities	404,767	272,818	245,312
Proceeds from sales of available for sale securities	43,862	16,250	90,743
Acquisitions, net of cash and cash equivalents acquired	(26,885)	(20,469)	—

Net cash used in investing activities	(114,997)	(115,435)	(101,215)

Financing Activities:
Acquisition-related contingent consideration	(9,909)	—	—
Proceeds from issuance of common stock under employee stock plans, net of repurchases	64,295	25,288	11,568
Cash used to net share settle equity awards	(12,331)	(3,044)	—
Payments for repurchases of common stock	—	(29,016)	(49,992)
Payments of debt	(2,244)	(5,004)	—
Excess tax benefit from employee stock plans	27,538	2,792	4,909

Net cash provided by (used in) financing activities	67,349	(8,984)	(33,515)

Effect of exchange rate changes on cash and cash equivalents	110	303	(477)

Net increase (decrease) in cash and cash equivalents	97,977	(27,629)	(67,601)
Cash and cash equivalents at beginning of period	67,749	95,378	162,979

Cash and cash equivalents at end of period	$165,726	$67,749	$95,378

Supplemental schedule of cash flow data:
Cash paid for income taxes	$18,158	$14,935	$11,994

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

Use of Estimates

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (GAAP). These accounting principles require us to make certain estimates and judgments that can affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the periods presented. Significant estimates and assumptions made by management include the determination of the fair value of stock awards issued, the allowance for doubtful accounts, inventory valuation, measurement of our warranty liability, the accounting for income taxes, including the determination of the timing of the establishment or release of our valuation allowance related to our deferred tax asset balances, the accounting for business combinations and the accounting for acquisition-related contingent consideration. We believe that the estimates and judgments upon which we rely are reasonable based upon information available to us at the time that these estimates and judgments are made. To the extent there are material differences between these estimates and actual results, our consolidated financial statements will be affected.

Effective November 8, 2010, we completed a two-for-one stock split of our outstanding shares of common stock. In accordance with GAAP, we have retroactively displayed the effect of the change in our consolidated financial statements.

Subsequent Events

We have evaluated subsequent events through the date these consolidated financial statements were issued.

Cash and Cash Equivalents

We consider all highly liquid investments purchased with original maturities at the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents are stated at cost, which approximates fair value.

Investments

We determine the appropriate classification of short and long-term investments at the time of purchase and reevaluate such determination at each balance sheet date. The fair value of our

RIVERBED TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

investments is determined as the exit price in the principal market in which we would transact. Securities, which are classified as available for sale at December 31, 2010, 2009 and 2008, are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. Unrealized gains and losses to date have not been material. Realized gains and losses and declines in value judged by us to be other-than-temporary on securities available for sale are included as a component of interest income (expense). The cost of securities sold is based on the specific-identification method. Interest on securities classified as available for sale is included as a component of interest income.

Allowances for Doubtful Accounts

We make judgments as to our ability to collect outstanding receivables and provide allowances for the portion of trade receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding receivables. For those receivables not specifically reviewed, provisions are provided at differing rates, based upon the age of the receivable. In determining these rates, we analyze our historical collection experience and current economic trends. The allowance for doubtful accounts was $1.4 million and $1.7 million at December 31, 2010 and 2009, respectively.

Inventory Valuation

Inventory consists of hardware and related component parts and is stated at the lower of cost (on a first-in, first-out basis) or market. A portion of our inventory relates to evaluation units located at customer locations, as some of our customers test our equipment prior to purchasing. Inventory that is obsolete or in excess of our forecasted demand is written down to its estimated realizable value based on historical usage, expected demand, and with respect to evaluation units, the historical conversion rate, the age of the units, and the estimated loss of utility. Inherent in our estimates of market value in determining inventory valuation are estimates related to economic trends, future demand for our products, the timing of new product introductions and technological obsolescence of our products. Inventory write-downs are recognized as cost of product and amounted to approximately $4.8 million, $4.9 million and $6.0 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Service Inventory

We hold service inventory that is used to repair or replace defective hardware reported by our customers who purchase support services. We classify service inventory as prepaid expenses and other current assets. At December 31, 2010 and 2009 our service inventory balance was $7.0 million and $6.3 million, respectively. In the years ended December 31, 2010, 2009 and 2008, we recognized $3.1 million, $2.9 million and $2.0 million, respectively, to cost of support and services relating to service inventory.

Internal-Use Software Development Costs

We capitalize qualifying costs for computer software developed for or obtained for internal-use, which are incurred during the application development stage, and amortize them over the software’s estimated useful life.

We capitalized $4.7 million, $5.3 million and $3.5 million in internal use software during the years ended December 31, 2010, 2009 and 2008, respectively. Amortization expense related to these assets

RIVERBED TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

totaled $3.1 million, $2.3 million and $1.1 million during the years ended December 31, 2010, 2009 and 2008, respectively. Software development costs required to be capitalized for software sold, leased, or otherwise marketed have not been material to date.

Impairment of Long-Lived Assets

We review long-lived assets and identifiable intangible assets, excluding goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. We assess these assets for impairment based on estimated undiscounted future cash flows from these assets. If the carrying value of the assets exceeds the estimated future undiscounted cash flows, a loss is recorded for the excess of the asset’s carrying value over the fair value. To date we have not recognized any impairment loss for long-lived assets.

Goodwill, Intangible Assets and Impairment Assessments

Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. Goodwill is tested for impairment at least annually during the fourth quarter (and more frequently if certain indicators are present). In the event that we determine that the carrying value of our single reporting unit is less than the reporting unit’s fair value, we will incur an impairment charge for the amount of the difference during the quarter in which the determination is made. We performed our annual review of goodwill in the fourth quarter of 2010 and concluded that no impairment existed at December 31, 2010.

Intangible assets that have a finite life are amortized over their useful lives. On a periodic basis, we evaluate the estimated remaining useful life of purchased intangible assets and whether events or changes in circumstances warrant a revision to the remaining period of amortization. The carrying amounts of these assets are periodically reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. Recoverability of these assets is measured by comparison of the carrying amount of each asset to the future undiscounted cash flows the asset is expected to generate. In the event that we determine certain assets are not fully recoverable, we will incur an impairment charge for those assets or portion thereof during the quarter in which the determination is made.

Recoverability of indefinite lived intangible assets is measured by comparison of the carrying amount of the asset to the future discounted cash flows the asset is expected to generate. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. We did not recognize any goodwill or intangible asset impairment charges in the years ended December 31, 2010, 2009 or 2008.

RIVERBED TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Warranty Reserve

Upon shipment of products to our customers, we provide for the estimated cost to repair or replace products that may be returned under warranty. Our warranty period is typically 12 months from the date of shipment to the end-user customer for hardware and 90 days for software. For existing products, the reserve is estimated based on actual historical experience. For new products, the warranty reserve is based on historical experience of similar products until such time as sufficient historical data has been collected for the new product. Our warranty liability was approximately $1.3 million and $0.7 million at December 31, 2010 and 2009, respectively. The following is a summary of the warranty reserve activity for the three years ended December 31, 2010:

	Year ended December 31,
(in thousands)	2010	2009	2008
Beginning balance	$701	$1,205	$1,089
Additions charged to operations	1,460	887	1,745
Warranty costs incurred	(832)	(636)	(1,629)
Adjustments related to pre-existing warranties	—	(755)	—

Ending balance	$1,329	$701	$1,205

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

RIVERBED TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

VSOE of fair value for elements of an arrangement is based upon the normal pricing and discounting practices for those services when sold separately, and VSOE for support services is further measured by the renewal rate offered to the customer. In determining VSOE, we require that a substantial majority of the selling prices for a service fall within a reasonably narrow pricing range, generally evidenced by a substantial majority of such historical stand-alone transactions falling within a reasonably narrow range of the median rates. In addition, we consider major service groups, geographies, customer classifications, and other variables in determining VSOE.

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

RIVERBED TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the price at which we would transact a sale if the product or service were sold on a stand-alone basis. We determine ESP for a product or service by considering multiple factors including, but not limited to, cost of products, gross margin objectives, pricing practices, geographies, customer classes and distribution channels.

We regularly review VSOE and ESP and maintain internal controls over the establishment and updates of these estimates. There were no material impacts during the year nor do we currently expect a material impact in the near term from changes in VSOE or ESP.

The impact from the adoption of the amended revenue recognition rules to total revenue, income from continuing operations, net income and related per share amounts, and deferred revenue was not considered material. In the year ended December 31, 2010, we recognized $175.2 million of software revenue under the industry specific software revenue recognition rules. Software revenue includes revenue recognized in 2010 from arrangements entered into before January 1, 2010 for sales of stand-alone software, hardware appliances, support and services. Software revenue also includes all stand-alone software arrangements and support contract renewals entered into after December 31, 2009. In the year ended December 31, 2010, we recognized $376.7 million of non-software revenue under the amended revenue recognition guidance for multiple deliverable arrangements for non-software deliverables. Non-software revenue includes hardware appliance revenue, support contracts sold with hardware appliances, and related services on arrangements entered into after December 31, 2009. As of December 31, 2010, we recorded $0.4 million of deferred product revenue related to sales under the industry specific software revenue recognition rules and $6.3 million of deferred product revenue related to sales under the amended revenue recognition guidance for multiple deliverable arrangements for non-software deliverables.

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

RIVERBED TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Stock-Based Compensation

Stock-based awards granted include stock options, restricted stock units (RSUs), and stock purchased under our Employee Stock Purchase Plan (the Purchase Plan). Stock-based compensation cost is measured at the grant date, based on the fair value of the awards, and is recognized as expense over the requisite service period only for those equity awards expected to vest.

The fair value of the RSUs is determined based on the stock price on the date of grant. We estimated the fair value of stock options and stock purchased under our Purchase Plan using the Black-Scholes model. This model utilizes the estimated fair value of common stock and requires that, at the date of grant, we use the expected term of the grant, the expected volatility of the price of our common stock, risk-free interest rates and expected dividend yield of our common stock. The fair value is amortized on a straight-line basis over the requisite service periods of the awards, which is generally three to four years for stock options and six months to two years for stock purchased under our Purchase Plan.

The expected term represents the period that stock options are expected to be outstanding. During the first three quarters of 2010 and for the years ended December 31, 2009 and 2008, we elected to use the simplified method of determining the expected term of stock options due to

RIVERBED TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

insufficient historical exercise data as a publicly traded company. During the fourth quarter of 2010, we determined that we had sufficient historical information to use a method based on historical exercise patterns and post vesting termination behavior, which we believe is more representative of our expected term.

During the first three quarters of 2010 and for the years ended December 31, 2009 and 2008, the computation of our expected volatility for stock options was based on the historical volatility of comparable companies from a representative peer group selected based on industry, financial and market capitalization data, due to insufficient historical volatility data as a publicly traded company. During the fourth quarter of 2010, we determined that we had sufficient historical volatility data to use a blended historical and implied volatility. The computation of expected volatility for the Purchase Plan for the years ended December 31, 2010 and 2009 is based on our historical volatility. The computation of expected volatility for the Purchase Plan for the year ended December 31, 2008 is based on historical volatility of comparable companies.

Business Combinations

Effective January 1, 2009, we adopted ASC Topic 805, Business Combinations. Under ASC Topic 805, we are required to recognize all the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred; that restructuring costs generally be expensed in periods subsequent to the acquisition date; that changes in the estimated fair value of contingent consideration after the initial measurement on the acquisition date be recognized in earnings in the period of the change in estimate; and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of provision for taxes. In addition, the fair value of in-process research and development is recorded as an indefinite-lived intangible asset until the underlying project is completed, at which time the intangible asset is amortized over its estimated useful life, or abandoned, at which time the intangible asset is expensed.

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

•	the future expected cost to develop the in-process research and development into commercially viable products and the estimated cash flows from the products when completed;

•	the future expected cash flows from product sales, support agreements, consulting contracts, other customer contracts and acquired developed technologies and patents; and

•	the discount rates.

Unanticipated events and circumstances may occur which may affect the accuracy or validity of such assumptions, estimates or actual results.

RIVERBED TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

We are subject to periodic audits by the Internal Revenue Service and other taxing authorities. These audits may challenge certain tax positions we have taken, such as the timing and amount of deductions and allocation of taxable income to the various tax jurisdictions. The accounting for income tax contingencies may require significant management judgment in estimating final outcomes. Actual results could differ materially from these estimates and could significantly affect the effective tax rate and cash flows in future years. As of December 31, 2010, we have $4.1 million recorded for such contingencies and have recognized a decrease in our deferred tax assets of $2.8 million. We have elected to record interest and penalties in the financial statements as a component of income taxes.

Concentrations of Risk

Financial instruments that are potentially subject to concentrations of credit risk consist primarily of cash, cash equivalents, marketable securities, and trade receivables. Investment policies have been implemented that limit investments to investment grade securities and the average portfolio maturity is less than a year. The risk with respect to trade receivables is mitigated by credit evaluations we perform on our customers and by the diversification of our customer base. No single customer represented more than 10% of our trade receivable balance at December 31, 2010. One customer represented more than 10% of our revenue for the year ended December 31, 2010. No customer represented more than 10% of our revenue for the years ended December 31, 2009 or 2008.

We outsource the production of our inventory to third-party manufacturers. We rely on purchase orders or long-term contracts with our contract manufacturers. At December 31, 2010, we had no long-term contractual commitment with any manufacturer; however, we did have a 90 day commitment totaling $8.0 million.

RIVERBED TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreign Currency Translation

While the majority of our revenue contracts are denominated in U.S. dollars, we incur certain operating expenses in various foreign currencies. The functional currency of our foreign operations is the local country’s currency. Consequently, expenses of operations outside the U.S. are translated into U.S. dollars using average exchange rates for the period reported while assets and liabilities of operations outside the U.S. are translated into U.S. dollars using end of period exchange rates. Foreign currency translation adjustments not affecting net income are included in stockholders’ equity as a component of accumulated other comprehensive income (loss) in the accompanying consolidated balance sheets. The revaluation effect of foreign currency fluctuations on intercompany balances is recorded to foreign currency gain (loss) and included in other income (expense) in the accompanying consolidated statements of operations. Foreign currency losses included in other income (expense) for the years ended December 31, 2010, 2009 and 2008, were $0.5 million, $0.7 million and $0.3 million, respectively.

Advertising

Advertising costs are expensed as incurred. Adverting expenses recorded as marketing expenses were $1.7 million, $1.1 million and $1.2 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Cooperative advertising obligations with customers are accrued and the costs expensed at the time the related revenue is recognized. Cooperative advertising expenses are recorded as marketing expenses to the extent that an advertising benefit separate from the revenue transaction can be identified and the cash paid does not exceed the fair value of that advertising benefit received. Otherwise, such cooperative advertising obligations with customers are recorded as a reduction of revenue. Cooperative advertising expenses recorded as a reduction of revenue were $6.3 million, $3.1 million and $0.3 million in the years ended December 31, 2010, 2009 and 2008, respectively.

Research and Development

All costs to develop our products are expensed as incurred.

2.     ACQUISITIONS

Fiscal 2010 Acquisitions

During the fourth quarter of fiscal 2010, we acquired Cace Technologies, Inc. and Global Protocols, LLC to expand our product offerings. We have included the financial results of these companies in our consolidated results from their respective acquisition dates. These acquisitions were not significant, individually or in the aggregate, and therefore the pro forma results of operations have not been presented. Combined, the total purchase price for these acquisitions was approximately $26.9 million, which was paid in cash. The preliminary purchase price allocation for these acquisitions included $14.3 million of goodwill, $13.5 million of identifiable intangible assets, $3.3 million of in-process research and development intangible assets and $3.5 million of net tangible liabilities. The preliminary purchase price allocations for each of these acquisitions were based upon a preliminary valuation and our estimates and assumptions for certain of these acquisitions are subject to change as we obtain additional information for our estimates during the respective measurement periods. The primary areas of those purchase price allocations that are not yet finalized relate to income and non-income based taxes and residual goodwill.

RIVERBED TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We have evaluated and continue to evaluate the pre-acquisition tax contingencies related to our 2010 acquisitions that existed as of the acquisition date. If any pre-acquisition tax contingencies that existed as of the acquisition date become probable in nature and estimable following our completion of the final tax returns for the acquired entities, amounts for such matters will be recorded against goodwill.

In addition, during 2010, we recorded acquisition-related transaction and integration costs of $0.6 million and acquisition-related compensation costs of $0.5 million. The acquisition-related compensation costs were recorded pursuant to certain employee retention agreements, which total $5.0 million and will be recorded over a two year period.

Fiscal 2009 Acquisitions

We acquired Mazu Networks, Inc. on February 19, 2009 (the “acquisition date”) to, among other reasons, meet enterprise and service provider customer demands by extending our suite of WAN optimization products to include global application performance, reporting and analytics. The results of Mazu’s operations have been included in the consolidated financial statements since the acquisition date.

Acquisition date estimated fair value

Upon closing, we made payments totaling $23.1 million in cash for all of the outstanding securities of Mazu. Pursuant to the merger agreement, additional cash payments were due to Mazu shareholders upon the achievement of certain bookings targets through March 31, 2010. At the acquisition date, we recorded a liability for the estimated fair value of the acquisition-related contingent consideration to be paid to Mazu shareholders (acquisition-related contingent consideration) of $9.9 million. This liability was estimated using a probability-weighted discounted cash flow model on the achievement of the bookings target. At the acquisition date, we estimated the fair value of the acquisition-related contingent consideration to be paid to the former employees of Mazu (acquisition-related compensation costs) to be $3.8 million. This fair value was also estimated using a probability-weighted discounted cash flow model on the achievement of the bookings target. No liability for the acquisition-related compensation cost was recorded as of the acquisition date, as this component was considered compensatory and was recognized as compensation cost in operating expense ratably over the period from the acquisition date to March 31, 2010.

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

RIVERBED TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The acquisition-related contingent consideration paid to Mazu shareholders was $11.4 million, based on the achievement of certain bookings targets through March 31, 2010. During the fiscal year ended 2010, we recognized $2.7 million of acquisition-related costs due to the change in fair value of the acquisition-related contingent consideration distributed directly to the Mazu shareholders. During the fiscal year 2009, we recorded a net charge of $0.1 million, which included the transaction costs such as legal, accounting, valuation and other professional services of $0.6 million and integration costs of $0.8 million, offset by the cumulative changes in fair value of the acquisition-related contingent consideration to be paid directly to the Mazu shareholders of $1.3 million.

The acquisition-related compensation costs component of the acquisition-related contingent consideration was $3.8 million, based on the achievement of certain bookings targets through March 31, 2010. During the fiscal years 2010 and 2009, we recognized $1.4 million and $2.4 million, respectively, of acquisition-related compensation costs.

Acquisition-related costs

The following table shows the acquisition-related costs pursuant to the 2010 and 2009 acquisitions and the acquisition-related compensation costs that were recognized in operating expenses for the fiscal years 2010 and 2009, respectively:

	Year ended December 31,
(in thousands)	2010	2009
Sales and marketing	$588	$970
Research and development	1,005	856
General and administrative	324	534
Acquisition-related costs	3,343	104

Total acquisition-related costs	$5,260	$2,464

3.     NET INCOME PER COMMON SHARE

Basic net income per common share is computed by dividing net income by the weighted average number of vested common shares outstanding during the period. Diluted net income per common share is computed by giving effect to all potential dilutive common shares, including stock awards and common stock subject to repurchase.

The following table sets forth the computation of net income per share:

	Year ended December 31,
(in thousands, except per share data)	2010	2009	2008
Net income	$34,158	$7,085	$10,601

Weighted average common shares outstanding — basic	145,012	138,400	141,514
Dilutive effect of employee stock plans	10,987	4,680	5,020

Weighted average common shares outstanding — diluted	155,999	143,080	146,534

Basic net income per share	$0.24	$0.05	$0.07

Diluted net income per share	$0.22	$0.05	$0.07

RIVERBED TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following weighted average outstanding options and RSUs were excluded from the computation of diluted net income per common share for the periods presented because including them would have had an anti-dilutive effect:

(in thousands)	Year ended December 31,
	2010	2009	2008
Total potential shares of common stock excluded from the computation of earning per share (1)	1,875	18,336	17,285

(1)	Stock options outstanding with an exercise price higher than our average stock price for the periods presented, represent out-of-the-money awards and are excluded from the calculations of the diluted net income per share since the effect of including them would have been anti-dilutive under the treasury stock method.

4.     FAIR VALUE OF ASSETS AND LIABILITIES

As of December 31, 2010, the fair value measurements of our cash, cash equivalents and investments consisted of the following:

(in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Corporate bonds and notes	$7,746	$—	$7,746	$—
U.S. government backed securities	4,999	4,999	—	—
U.S. government-sponsored enterprise obligations	78,186	—	78,186	—
Money market funds	52,438	52,438	—	—
Cash	22,357	—	—	—

Total cash and cash equivalents	$165,726	$57,437	$85,932	$—

Corporate bonds and notes	$113,179	$—	$113,179	$—
U.S. government backed securities	27,620	27,620	—	—
U.S. government-sponsored enterprise obligations	189,100	—	189,100	—
FDIC-backed certificates of deposit	5,515	—	5,515	—

Total investments	$335,414	$27,620	$307,794	$—

As of December 31, 2009, the fair value measurements of our cash and cash equivalents, investments, and acquisition-related contingent consideration consisted of the following:

(in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Corporate bonds and notes	$24,758	$—	$24,758	$—
Money market funds	36,172	36,172	—	—
Cash	6,819	—	—	—

Total cash and cash equivalents	$67,749	$36,172	$24,758	$—

Corporate bonds and notes	$33,072	$—	$33,072	$—
U.S. government backed securities	48,984	48,984	—	—
U.S. government-sponsored enterprise obligations	167,963	—	167,963	—
FDIC-backed certificates of deposit	7,919	—	7,919	—

Total investments	$257,938	$48,984	$208,954	$—

Liabilities:

Acquisition-related contingent consideration	$11,002	$—	$—	$11,002

RIVERBED TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables present the gross unrealized gains and gross unrealized losses as of December 31, 2010 and 2009:

(in thousands)	Fair Value	Unrealized Gains	Unrealized Losses
Corporate bonds and notes	$70,082	$81	$—
Corporate bonds and notes	43,097	—	(31)
U.S. government backed securities	27,620	67	—
U.S. government-sponsored enterprise obligations	83,978	56	—
U.S. government-sponsored enterprise obligations	105,122	—	(96)
FDIC-backed certificates of deposit	1,925	5	—
FDIC-backed certificates of deposit	3,590		(9)

Total investments at December 31, 2010	$335,414	$209	$(136)

Corporate bonds and notes	$19,570	$11	$—
Corporate bonds and notes	13,502	—	(6)
U.S. government backed securities	27,091	17	—
U.S. government backed securities	21,893	—	(8)
U.S. government-sponsored enterprise obligations	118,366	72	—
U.S. government-sponsored enterprise obligations	49,597	—	(61)
FDIC-backed certificates of deposit	4,083	3	—
FDIC-backed certificates of deposit	3,836	—	(4)

Total investments at December 31, 2009	$257,938	$103	$(79)

We have evaluated our investments as of December 31, 2010 and have determined that no investments with unrealized losses are other-than-temporarily impaired. No investments have been in a continuous loss position greater than one year.

Cash, Cash Equivalents and Investments

Cash and cash equivalents consist primarily of highly liquid investments in money market mutual funds, government-sponsored enterprise obligations, treasury bills, commercial paper and other money market securities with remaining maturities at date of purchase of 90 days or less. The carrying value of cash and cash equivalents at December 31, 2010 and 2009 was $165.7 million and $67.7 million, and the weighted average interest rates were 0.2% and 0.4%, respectively. The carrying value approximates fair value at December 31, 2010 and 2009.

Investments, which are classified as available for sale at December 31, 2010, are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. Investments consist of government-sponsored enterprise obligations, treasury bills, FDIC-backed certificates of deposit and corporate bonds and notes. The fair value of our investments is determined as the exit price in the principal market in which we would transact. Level 1 instruments are valued based on quoted market prices in active markets and include treasury bills, money market funds. Level 2 instruments are valued based on quoted prices in markets that are not active, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency and include corporate bonds and notes and government-sponsored enterprise obligations and FDIC-backed certificates of deposit. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect our own assumptions

RIVERBED TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in measuring fair value. As of December 31, 2010 and 2009, we had no investments valued as Level 3 instruments. As of December 31, 2010 and 2009, the investments are recorded at amortized cost, which approximates fair market value. Generally our investments have maturity dates up to two years from our date of purchase and active markets for these investments exist.

Restricted Cash

Pursuant to certain lease agreements and as security for our merchant services agreement with our principal financial institution, we are required to maintain cash reserves, classified as restricted cash. Current restricted cash totaled zero at December 31, 2010 and $1.5 million at December 31, 2009. Current restricted cash is included in prepaid expenses and other current assets in the consolidated balance sheet and consists primarily of collateral for letters of credit for the security deposit on the sublease of our corporate headquarters and was restricted until the end of the term of the sublease which expired on August 30, 2010. Long-term restricted cash totaled $2.6 million at December 31, 2010 and 2009, respectively. Long-term restricted cash is included in other assets in the consolidated balance sheets and consists primarily of funds held as collateral for letters of credit for the security deposit on the leases of our corporate headquarters and is restricted until the end of the lease terms on July 31, 2014.

Acquisition-related Contingent Consideration

We estimated the fair value of the acquisition-related contingent consideration using a probability-weighted discounted cash flow model. This fair value measure was based on significant inputs not observed in the market and thus represented a Level 3 instrument. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect our own assumptions in measuring fair value.

The following table represents the change in the acquisition-related contingent consideration liability during the years ended December 31, 2010 and 2009:

(in thousands)	Year ended December 31,
	2010	2009
Beginning balance	$11,002	$—
Acquisition date fair value measurement	—	9,909
Acquisition-related compensation costs	1,431	2,360
Adjustments to fair value measurement	2,725	(1,267)
Payment of acquisition-related contingent consideration liability	(15,158)	—

Ending balance	$—	$11,002

The acquisition-related contingent consideration was paid during the third quarter of 2010.

RIVERBED TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.    INVENTORY

Inventories consist primarily of hardware and related component parts and evaluation units located at customer locations, and are stated at the lower of cost (on a first-in, first-out basis) or market. Inventory is comprised of the following:

(in thousands)	As of December 31,
	2010	2009
Raw materials	$1,972	$625
Finished goods	10,424	5,892
Evaluation units	2,784	3,225

Total	$15,180	$9,742

6.    GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets. We consider the acquired businesses an additions to our product portfolio and not additional reporting units or operating segments. We record goodwill adjustments pursuant to changes to net assets acquired during the measurement period, which is generally up to one year from the date of acquisition. Goodwill was $25.7 million and $11.3 million at December 31, 2010 and 2009, respectively. We expect the portion of goodwill associated with the acquisition of Global Protocols to be deductible for income tax purposes.

The following is a summary of the goodwill activity during the year ended December 31, 2010:

(in thousands)	Year ended December 31,
Beginning balance	$11,312
Additions to goodwill from acquisitions	14,341

Ending balance	$25,653

Intangible Assets

Intangible assets are recorded at their estimated fair value as of the acquisition date of the related acquired business. Intangible assets that have a finite life are amortized over their useful lives.

Intangible assets consisted of the following:

(in thousands)	Useful life	As of December 31, 2010
		Gross	Accumulated Amortization	Net
Existing technology	3-5 years	$24,100	$(5,048)	$19,052
Patents	5 years	2,700	(1,004)	1,696
Maintenance agreements	5 years	6,100	(2,269)	3,831
Customer contracts	3-5 years	2,600	(767)	1,833
Trademarks	3 years	1,400	(417)	983
Non-compete agreements	3 years	100	(6)	94
In-process technology	N/A	3,300	—	3,300

Total intangible assets		$40,300	$(9,511)	$30,789

RIVERBED TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands)	Useful life	As of December 31, 2009
		Gross	Accumulated Amortization	Net
Existing technology	5 years	$12,100	$(2,082)	$10,018
Patents	5 years	2,700	(464)	2,236
Maintenance agreements	5 years	6,100	(1,049)	5,051
Customer contracts	5 years	2,000	(344)	1,656
Trademarks	3 years	600	(172)	428

Total intangible assets		$23,500	$(4,111)	$19,389

Amortization expense was $9.5 million and $4.1 million for the years ended December 31, 2010 and 2009, respectively.

Estimated future amortization expense related to the above intangible assets at December 31, 2010 is as follows:

Fiscal Year	In thousands
2011	$8,493
2012	8,321
2013	7,871
2014	1,821
2015	983
Thereafter	—

Total	$27,489

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

Fixed assets consisted of the following:

(in thousands)	Estimated Useful Lives	As of December 31,
		2010	2009
Computer hardware and equipment	3 years	$23,218	$19,070
Leasehold improvements	2-5 years	11,000	10,052
Furniture and fixtures	3 years	4,737	4,583
Software	2-5 years	17,009	12,338

Total fixed assets		55,964	46,043
Accumulated depreciation and amortization		(34,442)	(24,345)

Fixed assets, net		$21,522	$21,698

Depreciation and amortization expense of fixed assets was $10.4 million, $10.1 million and $7.9 million for the years ended December 31, 2010, 2009 and 2008, respectively.

RIVERBED TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.    CURRENT LIABILITIES

Accrued compensation and benefits consisted of the following:

(in thousands)	As of December 31,
	2010	2009
Accrued commissions	$11,184	$6,517
Other accrued compensation and benefits	21,731	12,175

Total accrued compensation and benefits	$32,915	$18,692

Other accrued liabilities consisted of the following:

(in thousands)	As of December 31,
	2010	2009
Deferred rent liability	$5,085	$5,684
Acquisition-related contingent consideration	—	11,002
Other accrued liabilities	13,728	9,290

Total other accrued liabilities	$18,813	$25,976

9.    DEFERRED REVENUE

Deferred revenue consisted of the following:

(in thousands)	As of December 31,
	2010	2009
Product	$6,766	$5,264
Support and services	108,771	81,186

Total deferred revenue	$115,537	$86,450

Reported as:
Deferred revenue, current	$89,026	$64,478
Deferred revenue, non-current	26,511	21,972

Total deferred revenue	$115,537	$86,450

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

RIVERBED TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

11.    LEASE COMMITMENTS

We lease our facilities under non-cancelable operating lease agreements. Future minimum commitments for these operating leases in place as of December 31, 2010 with a remaining non-cancelable lease term in excess of one year are as follows:

(in thousands)	December 31, 2010
2011	$8,415
2012	8,465
2013	7,508
2014	4,366
2015	637
Thereafter	1,040

Total	$30,431

The terms of certain lease agreements provide for rental payments on a graduated basis. We recognize rent expense on the straight-line basis over the lease period and have accrued for rent expense incurred but not paid. Rent expense under operating leases was $8.5 million, $8.2 million and $7.1 million for the years ended December 31, 2010, 2009 and 2008, respectively.

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

The Plans provide for automatic replenishments as follows:

•

2006 Plan — increased on January 1 of each year for five years, beginning in 2007, by a number equal to the lesser of (i) 8,000,000 shares or (ii) 5% of the shares of common stock outstanding at that time or (iii) the number of shares determined by the Board.

•

2006 Employee Stock Purchase Plan — increased on January 1 of each year for the term of the 2006 Employee Stock Purchase Plan by a number of shares equal to the lesser of (i) 1,500,000 shares or (ii) 1% of the shares of common stock outstanding at that time or (iii) the number of shares determined by the Board.

•	2006 Director Stock Option Plan — increased on January 1 of each year for the term of the 2006 Director Stock Option Plan by 500,000 shares.

RIVERBED TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As of December 31, 2010, 4,687,057 shares were available for grant under the 2006 Plan and the 2006 Director Plan. As of December 31, 2010, 1,913,246 shares were available for grant under the 2009 Plan.

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense for stock options, RSUs and the Purchase Plan recorded in our statement of operations:

	Year ended December 31,
(in thousands)	2010	2009	2008
Cost of product	$537	$449	$182
Cost of support and services	5,556	4,518	4,487
Sales and marketing	29,131	25,225	23,583
Research and development	19,713	14,253	13,003
General and administrative	15,864	11,773	9,153

Total stock-based compensation expense	$70,801	$56,218	$50,408

Share-Based Payments Valuation Assumptions

The fair value of options granted and Purchase Plan shares granted was estimated at the date of grant using the following assumptions:

	Year ended December 31,
	2010	2009	2008
Employee Stock Options (1)
Expected life in years	4.2 - 4.5	4.5	4.5
Risk-free interest rate	1.1% - 2.2%	1.5% - 2.1%	2.5% - 3.1%
Volatility	52% - 62%	50% - 52%	50% - 51%

(1)	Assumptions used in 2008 exclude the assumptions used related to the modification accounting associated with the Tender Offer. Such assumptions include an expected life of 2.5 years to 3.6 years, a risk-free interest rate of 2.4% to 2.6% and a volatility of 48% to 49%.

Year ended December 31,
	2010	2009	2008
Purchase Plan
Expected life in years	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Risk-free interest rate	0.18% - 0.83%	0.15% - 0.93%	1.3% - 2.4%
Volatility	44% - 67%	48% - 83%	47% - 71%

RIVERBED TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The expected term represents the period that stock options are expected to be outstanding. During the first three quarters of 2010 and for the years ended December 31, 2009 and 2008, we elected to use the simplified method of determining the expected term of stock options due to insufficient historical exercise data as a publicly traded company. During the fourth quarter of 2010, we determined that we had sufficient historical information to use a method based on historical exercise patterns and post vesting termination behavior, which we believe is more representative of our expected term. During the first three quarters of 2010 and for the years ended December 31, 2009 and 2008, the computation of our expected volatility for stock options was based on the historical volatility of comparable companies from a representative peer group selected based on industry, financial and market capitalization data, due to our insufficient historical volatility data as a publicly traded company. During the fourth quarter of 2010, we determined that we had sufficient historical volatility data to use a blended historical and implied volatility.

The computation of expected volatility for the Purchase Plan for the years ended December 31, 2010 and 2009 is based on our historical volatility. The computation of expected volatility for the Purchase Plan for the year ended December 31, 2008 is based on historical volatility of comparable companies.

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

Options granted under the 2002 Plan to the employees in the U.S. prior to March 28, 2006 were immediately exercisable. For options granted beginning March 28, 2006, optionees may only exercise vested shares. Any unvested stock issued upon early exercise under the 2002 Plan were subject to repurchase by us. Grants made pursuant to the 2006 Plan do not provide for the early exercise of options. At December 31, 2010, no shares were subject to repurchase under the 2002 Plan.

As of December 31, 2010, total compensation cost related to stock options granted to employees and directors but not yet recognized was $50.2 million, net of estimated forfeitures. This cost will be

RIVERBED TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recognized on a straight-line basis over the remaining weighted-average service period of 2.28 years. Amortization in the years ended December 31, 2010, 2009 and 2008 was $37.4 million, $39.0 million and $36.9 million, respectively.

The following table summarizes information about stock options activity under all stock option plans:

(in thousands, except per share amounts)	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance, December 31, 2009	24,934	$7.81	4.84	$103,139
Granted	3,885	$18.42
Exercised	(7,354)	$6.78
Forfeited or expired	(814)	$9.31

Balance, December 31, 2010	20,651	$10.11	4.46	$517,540

Exercisable	11,497	$8.29	3.93	$309,066

Vested and expected to vest	19,928	$9.90	4.40	$503,607

The range of exercise prices for options outstanding at December 31, 2010 was $0.05 to $35.57.

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
		(in years)
$0.05 – $3.00	2,438	5.17	$2.50	2,438	$2.50
$3.01 – $7.19	5,871	4.32	$6.49	3,087	$6.41
$7.20 – $8.98	4,855	2.81	$8.81	3,333	$8.87
$8.99 – $15.96	5,612	4.96	$13.54	2,358	$14.67
$15.97 – $35.57	1,875	6.75	$24.48	281	$18.58

$0.05 – $35.57	20,651	4.46	$10.11	11,497	$8.29

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the closing price of our common stock at December 31, 2010. During the years ended December 31, 2010, 2009 and 2008, the aggregate intrinsic value of stock option awards exercised was $102.0 million, $15.9 million, and $13.7 million, respectively, determined at the date of option exercise.

The weighted average grant-date fair value of options granted for the years ended December 31, 2010, 2009 and 2008, was $8.55, $3.57, and $3.42 per share, respectively.

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

RIVERBED TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In the year ended December 31, 2010, there was $11.4 million of total compensation cost, net of estimated forfeitures, left to be amortized under our Purchase Plan, which will be amortized over the remaining Purchase Plan offering period, which is up to 19 months. Amortization in the years ended December 31, 2010, 2009 and 2008 was $6.8 million, $7.1 million and $9.6 million, respectively.

The weighted average fair value of grants for the years ended December 31, 2010, 2009 and 2008, was $9.69, $4.36, and $2.55 per share, respectively.

As of December 31, 2010, 609,538 shares were available under the Purchase Plan.

Restricted Stock Units

In the year ended December 31, 2010, we granted RSUs covering 5.2 million shares of common stock to our employees under the 2006 Plan, which included performance-based RSUs to eligible executives covering 2.6 million shares of common stock. We expense the cost of nonvested RSUs, which is determined to be the fair market value of the shares of our common stock at the date of grant, ratably over the service period.

The number of performance-based RSUs that vest is variable based upon meeting certain annual performance targets, and require the eligible executives to be employed by us for up to three years from the date of grant. Annual performance targets for awards granted in the years ended December 31, 2010 and 2009 were earned and determined at December 31, 2010 and 2009, respectively. In connection with the performance-based RSUs, we amortized $13.4 million and $3.5 million, for the years ended December 31, 2010 and 2009, respectively. No expense was recorded in 2008 for performance-based RSUs.

RIVERBED TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

RSUs generally vest over a period of three to four years from the date of grant. Until vested, RSUs do not have the voting rights of common stock and the shares underlying the awards are not considered issued and outstanding.

As of December 31, 2010, total unrecognized compensation cost related to nonvested RSUs to employees and directors but not yet recognized was $94.6 million, net of estimated forfeitures. This cost will be recognized over the remaining weighted-average service period of 2.29 years. Amortization in the years ended December 31, 2010, 2009 and 2008 was $26.6 million, $9.1 million, and $1.9 million, respectively.

The following table summarizes information about nonvested RSUs as of December 31, 2010:

(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value
Balance, December 31, 2009	5,699	$6.97
Granted	5,209	$19.12
Vested	(1,261)	$8.46
Forfeited	(238)	$11.03

Balance, December 31, 2010	9,409	$13.39

The weighted average grant-date fair value of RSUs granted in the years ended December 31, 2010, 2009 and 2008 were $19.12, $7.61, and $7.19, respectively.

Share Repurchase Program

On April 21, 2008, our Board of Directors authorized a Share Repurchase Program (the “Program”), which authorized us to repurchase and retire up to $100.0 million of our outstanding common stock during a period not to exceed 24 months from the Board authorization date. The Program expired on April 20, 2010.

We did not repurchase any shares of common stock under the Program during the year ended December 31, 2010. For the year ended December 31, 2009, we repurchased 1,955,000 shares of common stock under this Program on the open market for an aggregate purchase price of approximately $29.0 million, or an average of $14.84 per share. In 2008, we repurchased 4,027,706 shares of common stock under this Program for an aggregate purchase price of approximately $50.0 million, or an average of $12.41 per share. The timing and amounts of these purchases were based on market conditions and other factors including price, regulatory requirements and capital availability. The share repurchases were financed by available cash balances and cash from operations.

RIVERBED TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.    INCOME TAXES

A geographical breakdown of income before provision for income taxes is shown in the following table:

	Year ended December 31,
(in thousands)	2010	2009	2008
Domestic	$57,899	$19,842	$8,022
Foreign	(928)	(8,457)	(5,753)

Total	$56,971	$11,385	$2,269

The provision (benefit) for income tax expense consists of the following:

	Year Ended December 31,
(in thousands)	2010	2009	2008
Current:
Federal	$28,247	$15,149	$20,399
State	2,492	2,122	2,972
Foreign	3,925	1,336	916

Total Current	$34,664	$18,607	$24,287

Deferred:
Federal	$(14,844)	$(11,075)	$(27,338)
State	2,982	(2,090)	(5,281)
Foreign	11	(1,142)	—

Total Deferred	$(11,851)	$(14,307)	$(32,619)

Total Provision	$22,813	$4,300	$(8,332)

Our effective tax rate was 40%, 38%, and (367%), for the years ended December 31, 2010, 2009, and 2008, respectively. We have not provided U.S. taxes for our foreign earnings because such earnings are intended to be indefinitely reinvested outside the U.S.

The difference between the provision (benefit) for income taxes and the amount computed by applying the federal statutory income tax rate to income before taxes is as follows:

	Year ended December 31,
(in thousands)	2010	2009	2008
Expected provision at federal statutory rate	$19,940	$3,985	$793
State taxes, net of federal benefit	3,562	12	(3,353)
Stock-based compensation expense	1,681	3,125	4,509
Non-deductible expenses	221	278	274
Foreign rate differential	(17)	14	290
Research and development tax credits	(3,225)	(1,658)	(1,012)
Change in valuation allowance	—	(746)	(8,060)
Manufacturing deduction	(381)	(730)	(898)
Acquisition related expenses	964	(235)	—
Other (net)	68	255	(875)

Total	$22,813	$4,300	$(8,332)

RIVERBED TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of the current and non-current deferred tax assets and liabilities consist of the following:

	As of December 31,
(in thousands)	2010	2009
Current deferred tax assets:
Other accrued liabilities and reserves	$8,143	$6,231
Deferred compensation	8,392	2,980
Net operating losses	1,499	1,359
Depreciation and amortization	1,587	747
Deferred revenue	4,157	(399)
Valuation allowance	(2,946)	(1,467)

Total current deferred tax assets	$20,832	$9,451

Non-current deferred tax assets:
Deferred compensation	$25,995	$26,903
Net operating losses	12,007	12,979
Deferred revenue	9,073	5,960
Credit carryforwards	5,064	4,826
Other accrued liabilities and reserves	2,024	2,124
State taxes	(2,105)	(3,258)
Depreciation and amortization	(2,053)	(2,256)
Intangible assets	(3,494)	(1,290)
Valuation allowance	(10,736)	(7,369)

Total non-current deferred tax assets	$35,775	$38,619

As of December 31, 2010, we had net operating loss carryforwards for federal, state and foreign income tax purposes of $33.8 million, $25.5 million and $0.9 million, respectively. The utilization of the federal loss carryforwards are subject to limitation under Section 382 of the Internal Revenue Code. We also had federal and state research and development tax credit carryforwards of approximately $2.3 million and $9.3 million, respectively. If not utilized, the federal net operating loss carryforwards will expire between 2022 and 2029, while the state net operating loss carryforwards will expire between 2017 and 2030. The federal tax credit carryforwards expire in 2030. The state tax credit carryforwards and foreign net operating loss carryforwards do not expire.

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

In the year ended December 31, 2008, management reevaluated the need for a full valuation allowance on its deferred tax assets as a result of cumulative profits generated in the most recent three year period as well as other positive evidence. As a result of this evaluation, we concluded that it is more likely than not that we will realize sufficient earnings to utilize a significant portion of our deferred tax assets. Accordingly, we reversed the valuation allowance against our domestic deferred tax assets and recorded a benefit of $11.7 million. This benefit was partially offset by a provision for income taxes of $3.4 million related to federal, state and local taxes. At December 31, 2008, we maintained a valuation allowance on foreign deferred tax assets.

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

In the year ended December 31, 2010, management concluded that a valuation allowance was needed on our California income tax credit carryforwards. Due to a change in the Company’s forecasted income allocated to California for tax years after 2010, it is more likely than not the California income tax credits carryforwards as of December 31, 2010 will not be utilized in the foreseeable future. Accordingly, we established a 100% valuation allowance against the tax credits and recorded additional income tax expense of $3.1 million in 2010.

During 2010, we reduced our current federal, foreign and state taxes payable by $28.1 million for the excess tax benefits from stock option exercises, offsetting additional paid-in capital. In addition, we have unrecorded excess tax benefits from stock option exercises of approximately $5.4 million as of December 31, 2010. These amounts will be credited to additional paid-in-capital when such amounts reduce cash taxes payable.

Uncertain Income Tax Positions

A reconciliation of the beginning and ending amount of the consolidated liability for unrecognized income tax benefits during the year is as follows:

	Year Ended December 31,
(in thousands)	2010	2009	2008
Beginning Balance	$4,941	$2,580	$298
Additions for tax positions of prior years	116	422	1,766
Additions for tax positions related to the current year	2,514	2,759	516
Reductions for tax positions of prior year	(653)	(820)	—
Settlements	—	—	—

Ending Balance	$6,918	$4,941	$2,580

Included in the unrecognized tax benefits of $6.9 million at December 31, 2010 was approximately $6.1 million of tax benefits that, if recognized, would reduce our annual effective tax rate. During 2010, we accrued $0.1 million of interest and penalties associated with uncertain tax positions. Over the next 12 months, we do not expect any part of our unrecognized tax benefits to be reduced. The statute of limitations for federal, state, and United Kingdom (UK) tax purposes are generally three, four, and one year(s) respectively; however, we continue to carryover tax attributes

RIVERBED TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

prior to these periods for federal and state purposes, which would still be open for examination by the respective tax authorities. Accordingly, all years since our inception are open to tax examinations for federal and state purposes. Our 2009 UK tax return is open for examination.

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

Revenue by geography is based on the billing address of the customer. The following table sets forth revenue by geographic area.

Revenue

	Year ended December 31,
(in thousands)	2010	2009	2008
United States	$294,631	$221,206	$193,190
Europe, Middle East and Africa	149,647	104,990	87,446
Rest of the World	107,611	67,950	52,713

Total revenue	$551,889	$394,146	$333,349

15.    EMPLOYEE BENEFIT PLAN

We have a 401(k) plan covering all eligible employees. During 2010, we contributed $0.4 million to the plan compared to zero in 2009 and 2008.

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

RIVERBED TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

From time to time, we are involved in various legal proceedings, claims and litigation arising in the ordinary course of business. There are no currently pending legal proceedings at December 31, 2010 that, in the opinion of management, might have a material adverse effect on our financial position, results of operations or cash flows.

17.    RELATED PARTIES

No significant related party transactions occurred in the year ended December 31, 2010.

18.    NEW ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2010, we adopted the revised guidance issued by FASB ASC ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820) intended to improve disclosures related to fair value measurements. This guidance requires new disclosures as well as clarifies certain existing disclosure requirements. New disclosures under this guidance require separate information about significant transfers in and out of Level 1 and Level 2 and the reason for such transfers, and also require purchases, sales, issuances, and settlements information for Level 3 measurement to be included in the rollforward of activity on a gross basis. The guidance also clarifies the requirement to determine the level of disaggregation for fair value measurement disclosures and the requirement to disclose valuation techniques and inputs used for both recurring and nonrecurring fair value measurements in either Level 2 or Level 3. The revised accounting guidance for the rollforward of activity on a gross basis for Level 3 fair value measurement will be effective for us in the first quarter of 2011. We do not expect the revised guidance to have a material impact on our consolidated financial statements.

In December 2010, FASB issued ASC ASU 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (Topic 350) — Intangibles — Goodwill and Other. ASU 2010-28 which amends the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing Step 2 if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. The amendments to this Update are effective for us in the first quarter of 2011. Any impairment to be recorded upon adoption will be recognized as an adjustment to our beginning retained earnings. We are currently evaluating the impact of the pending adoption of ASU 2010-28 on our consolidated financial statements.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no disagreements with accountants on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures required to be reported under this item.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010, the end of the period covered by this Annual Report on Form 10-K. This controls evaluation was done under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

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

Based upon the controls evaluation, our CEO and CFO have concluded that as of December 31, 2010, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission and to ensure that material information relating to us and our consolidated subsidiaries is made known to management, including the CEO and CFO.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, management used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, using those criteria, our management concluded that, as of December 31, 2010, our internal control over financial reporting was effective. The attestation report concerning the effectiveness of our internal control over financial reporting as of December 31, 2010, issued by Ernst & Young, LLP, Independent Registered Public Accounting Firm, appears in Part II, Item 8 of the Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting means a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

The information regarding our directors required by this item is included under the caption “Election of Directors” in Riverbed’s Proxy Statement for its 2011 Annual Meeting of Stockholders to be filed within 120 days after the end of the fiscal year ended December 31, 2010 (the “2011 Proxy Statement”) and is incorporated herein by reference. The information regarding our executive officers required by this item is included under the caption “Executive Officers” in the 2011 Proxy Statement and is incorporated herein by reference. The information regarding compliance with Section 16(a) of the Exchange Act required by this item is included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2011 Proxy Statement and is incorporated herein by reference. The information regarding our code of ethics, nominating committee and audit committee required by this item is included under the caption “Corporate Governance” in the 2011 Proxy Statement and is incorporated herein by reference.

Item 11.	Executive Compensation

The information regarding executive compensation required by this item is included under the caption “Compensation of Executive Officers” in the 2011 Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information regarding securities authorized for issuance under equity compensation plans required by this item is included under the caption “Equity Compensation Plan Information” in the 2011 Proxy Statement and is incorporated herein by reference. The information regarding security ownership of certain beneficial owners and management required by this item is included under the caption “Security Ownership of Certain Beneficial Owners and Management” in the 2011 Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information regarding transactions with related persons required by this item is included under the caption “Certain Relationships and Related Transactions” in the 2011 Proxy Statement and is incorporated herein by reference. The information regarding director independence required by this item is included under the caption “Corporate Governance” in the 2011 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated under the captions “Independent Registered Public Accounting Firm’s Fees” and “Pre-Approval Policies and Procedures” in the 2011 Proxy Statement and is incorporated herein by reference.

Part IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Financial Statements

The financial statements filed as part of this report are listed on the index to financial statements on page 52.

(b) Financial Statement Schedules

The following financial statement schedule is filed as a part of this Annual Report on Form 10-K

Schedule II — Valuation and Qualifying Accounts

SCHEDULE II

Valuation and Qualifying Accounts

	Year ended December 31,
(in thousands)	2010	2009	2008
Trade Receivable Allowance
Beginning balance	$1,693	$770	$734
Additions charged to operations	343	1,303	95
Write-offs	(634)	(380)	(59)

Ending balance	$1,402	$1,693	$770

All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

(c) Exhibits

The following exhibits are incorporated by reference or filed herewith.

Exhibit No.	Description

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

10.2	Riverbed Technology, Inc. 2002 Stock Plan (incorporated by reference to Exhibit 10.2 of Registrant’s Form S-1 Registration No. 333-133437). *

10.3	Form of 2002 Stock Plan Stock Option Agreement (incorporated by reference to Exhibit 10.3 of Registrant’s Form S-1 Registration No. 333-133437). *

10.4	Form of 2002 Stock Plan Stock Option Agreement (Officers and Key Employees) (incorporated by reference to Exhibit 10.4 of Registrant’s Form S-1 Registration No. 333-133437). *

10.5	Form of 2002 Stock Plan Stock Option Agreement (Installment Vesting) (incorporated by reference to Exhibit 10.34 of Registrant’s Form S-1 Registration No. 333-133437). *

10.6	Form of 2002 Stock Plan Stock Option Agreement (Officers and Key Employees) (Installment Vesting) (incorporated by reference to Exhibit 10.35 of Registrant’s Form S-1 Registration No. 333-133437). *

10.7	2006 Equity Incentive Plan. *

10.8

Form of 2006 Equity Incentive Plan Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K (No 001-33023), filed with the SEC on May 7, 2008). *

10.9

Form of 2006 Equity Incentive Plan Notice of Stock Option Grant and Stock Option Agreement (incorporated by reference to Exhibit 10.42 of Registrant’s Quarterly Report on Form 10-Q (No 001-33023), filed with the SEC on July 30, 2007). *

10.10	2006 Director Option Plan. *

10.11	Forms of agreements under the 2006 Director Option Plan (incorporated by reference to Exhibit 10.6 of Registrant's Form S-1 Registration No. 333-133437). *

10.12

Form of 2006 Director Option Plan Notice of Stock Option Grant (incorporated by reference to Exhibit 10.45 of Registrant’s Quarterly Report on Form 10-Q (No. 001-33023), filed with the SEC on October 25, 2007). *

10.13	2006 Employee Stock Purchase Plan, as amended and restated on April 28,2009. *

10.14	Riverbed Technology, Inc. Management Bonus Plan (incorporated by reference to Exhibit 10.43 of Registrant’s Quarterly Report on Form 10-Q (No. 001-33023), filed with the SEC on July 30, 2007). *

10.15

Amendment to Riverbed Technology, Inc. Management Bonus Plan (incorporated by reference to Exhibit 10.15 of Registrant’s Annual Report on Form 10-K (No. 001-33023), filed with the SEC on February 23, 2009). *

10.16	Riverbed Technology, Inc. 2009 Inducement Equity Incentive Plan. *

10.17	Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K (No. 001-33023), filed with the SEC on February 19, 2009). *

10.18

Amended and Restated Change in Control Severance Agreement, dated as of December 19, 2008, with Jerry M. Kennelly (incorporated by reference to Exhibit 10.16 of Registrant’s Annual Report on Form 10-K (No. 001-33023), filed with the SEC on February 23, 2009). *

Exhibit No.	Description

10.19

Amended and Restated Change in Control Severance Agreement, dated as of December 19, 2008, with Randy S. Gottfried (incorporated by reference to Exhibit 10.17 of Registrant’s Annual Report on Form 10-K (No. 001-33023), filed with the SEC on February 23, 2009). *

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

10.22

Lease agreement for 199 Fremont Street dated March 21, 2007 between GLL Fremont Street Partners, Inc. and the Registrant (incorporated by reference to Exhibit 10.22 of Registrant's Annual Report on Form 10-K (No. 001-33023), filed with the SEC on February 15, 2008).

10.23

Lease agreement dated June 28, 2007 between W2005 RPS Realty, L.L.C. and the Registrant (incorporated by reference to Exhibit 10.44 of Registrant’s Quarterly Report on Form 10-Q (No. 001-33023), filed with the SEC on July 30, 2007).

10.24

Forms of agreement under the Riverbed Technology, Inc. 2009 Inducement Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K (No. 001-33023), filed with the SEC on February 20, 2009). *

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
Date: February 8, 2011

RIVERBED TECHNOLOGY, INC.

By:	/S/ RANDY S. GOTTFRIED
Randy S. Gottfried, Chief Financial Officer
Date: February 8, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JERRY M. KENNELLY Jerry M. Kennelly	President, Chief Executive Officer and Chairman (Principal Executive Officer)	February 8, 2011

/S/ RANDY S. GOTTFRIED Randy S. Gottfried	Chief Financial Officer (Principal Financial and Accounting Officer)	February 8, 2011

/S/ MICHAEL BOUSTRIDGE Michael Boustridge	Director	February 8, 2011

/S/ STEVEN MCCANNE Steven McCanne	Director	February 8, 2011

/S/ MARK A. FLOYD Mark A. Floyd	Director	February 8, 2011

/S/ MICHAEL R. KOUREY Michael R. Kourey	Director	February 8, 2011

/S/ MARK LEWIS Mark Lewis	Director	February 8, 2011

/S/ STANLEY J. MERESMAN Stanley J. Meresman	Director	February 8, 2011

Signature	Title	Date

/S/ CHRISTOPHER J. SCHAEPE Christopher J. Schaepe	Director	February 8, 2011

/S/ JAMES R. SWARTZ James R. Swartz	Director	February 8, 2011