Form 10-Q
period 2011-03-31
Riverbed Technology, Inc.
filed 2011-04-29
CIK 1357326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

The number of shares of the registrant’s common stock, par value $0.0001, outstanding as of April 19, 2011 was: 153,491,898.

RIVERBED TECHNOLOGY, INC.

Item 1.	Financial Statements

RIVERBED TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

As of March 31, 2011 and December 31, 2010

(in thousands, except par value)

	March 31, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$196,948	$165,726
Short-term investments	274,935	259,245
Trade receivables, net of allowances of $1,275 and $1,402 as of March 31, 2011 and December 31, 2010, respectively	61,227	50,726
Inventory	15,527	15,180
Deferred tax assets	22,817	20,832
Prepaid expenses and other current assets	27,704	30,958

Total current assets	599,158	542,667

Long-term investments	92,508	76,169
Fixed assets, net	22,466	21,522
Goodwill	25,078	25,653
Intangibles, net	28,665	30,789
Deferred tax assets, non-current	38,842	35,775
Other assets	25,249	3,506

Total assets	$831,966	$736,081

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26,961	$27,015
Accrued compensation and benefits	29,243	32,915
Other accrued liabilities	16,902	18,813
Deferred revenue	103,237	89,026

Total current liabilities	176,343	167,769

Deferred revenue, non-current	28,898	26,511
Other long-term liabilities	12,026	4,381

Total long-term liabilities	40,924	30,892

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value – 30,000 shares authorized, no shares outstanding	—	—
Common stock and additional paid-in capital; $0.0001 par value – 600,000 shares authorized; 153,457 and 150,868 shares issued and outstanding as of March 31, 2011 and December 31, 2010, respectively	582,010	518,052
Retained earnings	32,354	19,309
Accumulated other comprehensive income	335	59

Total stockholders’ equity	614,699	537,420

Total liabilities and stockholders’ equity	$831,966	$736,081

See Notes to Condensed Consolidated Financial Statements.

RIVERBED TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	Three months ended March 31,
	2011	2010
Revenue:
Product	$112,152	$74,737
Support and services	51,411	37,686

Total revenue	163,563	112,423

Cost of revenue:
Cost of product	23,735	16,632
Cost of support and services	15,220	11,234

Total cost of revenue	38,955	27,866

Gross profit	124,608	84,557

Operating expenses:
Sales and marketing	61,084	50,068
Research and development	28,309	18,885
General and administrative	13,683	10,746
Acquisition-related costs	—	2,725

Total operating expenses	103,076	82,424

Operating income	21,532	2,133

Other income, net	498	115

Income before provision for income taxes	22,030	2,248
Provision for income taxes	8,985	1,165

Net income	$13,045	$1,083

Net income per common share:
Basic	$0.09	$0.01

Diluted	$0.08	$0.01

Shares used in computing net income per common share:
Basic	152,034	141,138
Diluted	166,460	149,752

See Notes to Condensed Consolidated Financial Statements.

RIVERBED TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three months ended
	March 31,
	2011	2010
Operating Activities:
Net income	$13,045	$1,083
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,760	3,068
Stock-based compensation	21,941	15,450
Deferred taxes	(5,017)	(4,170)
Excess tax benefit from employee stock plans	(21,220)	(1,486)
Changes in operating assets and liabilities:
Trade receivables	(10,501)	5,448
Inventory	(347)	3,038
Prepaid expenses and other assets	(18,490)	(237)
Accounts payable	(296)	1,487
Accrued and other liabilities	2,637	4,990
Acquisition-related contingent consideration	—	4,156
Income taxes payable	21,679	2,992
Deferred revenue	16,599	14,608

Net cash provided by operating activities	24,790	50,427

Investing Activities:
Capital expenditures	(3,338)	(2,549)
Purchase of available for sale securities	(168,242)	(116,075)
Proceeds from maturities of available for sale securities	112,956	52,468
Proceeds from sales of available for sale securities	23,205	—

Net cash used in investing activities	(35,419)	(66,156)

Financing Activities:
Proceeds from issuance of common stock under employee stock plans	20,338	12,533
Excess tax benefit from employee stock plans	21,220	1,486

Net cash provided by financing activities	41,558	14,019

Effect of exchange rate changes on cash and cash equivalents	293	(199)

Net increase (decrease) in cash and cash equivalents	31,222	(1,909)
Cash and cash equivalents at beginning of period	165,726	67,749

Cash and cash equivalents at end of period	$196,948	$65,840

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

Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated. The accompanying condensed consolidated balance sheet as of March 31, 2011, the condensed consolidated statements of operations for the three months ended March 31, 2011 and March 3, 2010, and the condensed consolidated statements of cash flows for the three months ended March 31, 2011 and March 31, 2010 are unaudited. The accompanying statements should be read in conjunction with the audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2010.

The accompanying condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (GAAP) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). They do not include all of the financial information and footnotes required by GAAP for complete financial statements. We believe the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments necessary for the fair presentation of our balance sheet as of March 31, 2011, and our results of operations for the three months ended March 31, 2011 and March 31, 2010, and cash flows for the three months ended March 31, 2011 and March 31, 2010. All adjustments are of a normal recurring nature. The results for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for any subsequent quarter or for the year ending December 31, 2011.

There have been no significant changes in our accounting policies during the three months ended March 31, 2011, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2010.

Use of Estimates

Our condensed consolidated financial statements are prepared in accordance with GAAP. These accounting principles require us to make certain estimates and judgments that can affect the reported amounts of assets and liabilities as of the date of the condensed consolidated financial statements, as well as the reported amounts of revenue and expenses during the periods presented. Significant estimates and assumptions made by management include the determination of the fair value of stock awards issued, the fair value of our products and services for revenue recognition, the allowance for doubtful accounts, inventory valuation, measurement of our warranty liability, the accounting for income taxes and the accounting for acquisition-related contingent consideration. We believe that the estimates and judgments upon which we rely are reasonable based upon information available to us at the time that these estimates and judgments were made. To the extent there are material differences between these estimates and actual results, our condensed consolidated financial statements will be affected.

Effective November 8, 2010, we completed a two-for-one stock split of our outstanding shares of common stock. In accordance with GAAP, we have retroactively displayed the effect of the change in our condensed consolidated financial statements.

Subsequent Events

We have evaluated subsequent events through the date these condensed consolidated financial statements were issued.

Revenue Recognition

We recognize revenue when all of the following have occurred: (1) we have entered into a legally binding arrangement with a customer; (2) delivery has occurred; (3) customer payment is deemed fixed or determinable and free of contingencies and significant uncertainties; and (4) collection is reasonably assured.

The majority of our product revenue includes hardware appliances containing software components that function together to provide the essential functionality of the product. Therefore, our hardware appliances are considered non-software deliverables. Most non-software products and services qualify as separate units of accounting because they have value to the customer on a standalone basis and our revenue arrangements generally do not include a general right of return relative to delivered products. We account for non-software arrangements with multiple deliverables, which generally include support services sold with each of our hardware appliances, using the relative selling price method under the revenue recognition guidance for multiple deliverable arrangements.

Our product revenue also includes revenue from the sale of stand-alone software products. Stand-alone software may operate on our hardware appliance, but is not considered essential to the functionality of the hardware. Stand-alone software products generally include a perpetual license to our software. Stand-alone software sales are subject to the industry specific software revenue recognition guidance.

Certain arrangements with multiple deliverables may have stand-alone software deliverables that are subject to the software revenue recognition guidance along with non-software deliverables. The revenue for these multiple deliverable arrangements is allocated to the stand-alone software deliverables as a group and the non-software deliverables as a group based on the relative selling prices of all of the deliverables in the arrangement.

The amount of product and services revenue recognized for arrangements with multiple deliverables is impacted by our valuation of relative selling prices. We apply the selling price hierarchy using vendor specific objective evidence (VSOE) when available, third-party evidence of selling price (TPE) if VSOE does not exist, and estimated selling price (ESP) if neither VSOE nor TPE is available.

VSOE of fair value for elements of an arrangement is based upon the normal pricing and discounting practices for a deliverable when sold separately, and VSOE for support services is further measured by the renewal rate offered to the customer. In determining VSOE, we require that a substantial majority of the selling prices fall within a reasonably narrow pricing range, generally evidenced by a substantial majority of such historical stand-alone transactions falling within a reasonably narrow range of the median rates. In addition, we consider major service groups, geographies, customer classifications, and other variables in determining VSOE.

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

When we are unable to establish ESP of our non-software deliverables using VSOE or TPE, we use ESP in our allocation of arrangement consideration. The objective of ESP is to determine the price at which we would transact a sale if the product or service were sold on a stand-alone basis. We determine ESP for a product or service by considering multiple factors including, but not limited to, cost of products, gross margin objectives, pricing practices, geographies, customer classes and distribution channels.

For stand-alone software sales, we recognize revenue based on software revenue recognition guidance. Under the software revenue recognition guidance, we use the residual method to recognize revenue when an agreement includes one or more elements to be delivered at a future date and VSOE of the fair value of all undelivered elements exists. In the majority of our contracts, the only element that remains undelivered at the time of delivery of the product is support services. Under the residual method, the fair value of the undelivered stand-alone software is deferred and the remaining portion of the contract fee is recognized as product revenue. If evidence of the fair value of one or more undelivered stand-alone software elements does not exist, all revenue is generally deferred and recognized when delivery of those elements occurs or when fair value can be established. When the undelivered stand-alone software for which we do not have VSOE of fair value is support, revenue for the entire arrangement is bundled and recognized ratably over the support period.

For our non-software deliverables, we allocate the arrangement consideration based on the relative selling price of the deliverables. For our hardware appliances we use the ESP of the deliverable. For our support and services, we generally use VSOE as our relative selling price. When we are unable to establish VSOE for our support and services, we use ESP in our allocation of arrangement consideration. We regularly review VSOE and ESP. As our go-to-market strategies evolve, we may modify our pricing practices in the future, which could result in changes in selling prices, including both VSOE and ESP.

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

Support and services consist of support services, professional services, and training. Support services include repair and replacement of defective hardware appliances, software updates and access to technical support personnel. Software updates provide customers with rights to unspecified software product upgrades and to maintenance releases and patches released during the term of the support period. Revenue for support services is recognized on a straight-line basis over the service contract term, which is typically one to three years. Professional services are recognized upon delivery or completion of performance. Professional service arrangements are typically short term in nature and are largely completed within 90 days from the start of service. Training services are recognized upon delivery of the training.

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

Inventory Valuation

Inventory consists of hardware and related component parts and is stated at the lower of cost (on a first-in, first-out basis) or market. A portion of our inventory relates to evaluation units located at customer locations, as some of our customers test our equipment prior to purchasing. Inventory that is obsolete or in excess of our forecasted demand is written down to its estimated realizable value based on historical usage, expected demand, and with respect to evaluation units, the historical conversion rate, the age of the units, and the estimated loss of utility. Inherent in our estimates of market value in determining inventory valuation are estimates related to economic trends, future demand for our products, the timing of new product introductions and technological obsolescence of our products. Inventory write-downs are recognized as cost of product and amounted to approximately $1.5 million and $1.4 million in the three months ended March 31, 2011 and 2010, respectively.

Service Inventory

We hold service inventory that is used to repair or replace defective hardware reported by our customers who purchase support services. We classify service inventory as prepaid expenses and other current assets. At March 31, 2011 and December 31, 2010, our service inventory balance was $7.3 million and $7.0 million, respectively.

Warranty Reserve

Upon shipment of products to our customers, we provide for the estimated cost to repair or replace products that may be returned under warranty. Our warranty period is typically 12 months from the date of shipment to the end-user customer for hardware and 90 days for software. For existing products, the reserve is estimated based on actual historical experience. For new products, the warranty reserve is based on historical experience of similar products until such time as sufficient historical data has been collected for the new product. The following is a summary of the warranty reserve activity for the three months ended March 31, 2011 and 2010:

	Three months ended March 31,
(in thousands)	2011	2010
Beginning balance	$1,329	$701
Additions charged to operations	479	253
Warranty costs incurred	(622)	(164)

Ending balance	$1,186	$790

Stock-Based Compensation

Stock-based awards granted include stock options, restricted stock units (RSUs), and stock purchased under our Employee Stock Purchase Plan (the Purchase Plan). Stock-based compensation cost is measured at the grant date, based on the fair value of the awards, and is recognized as expense over the requisite service period only for those equity awards expected to vest. The fair value of the RSUs is determined based on the stock price on the date of grant. We estimated the fair value of stock options, including options to purchase stock under our Purchase Plan, using the Black-Scholes model. This model utilizes the estimated fair value of common stock and requires that, at the date of grant, we use the expected term of the grant, the expected volatility of the price of our common stock, risk-free interest rates and expected dividend yield of our common stock. The fair value is amortized on a straight-line basis over the requisite service periods of the awards, which is generally three to four years for stock options and six months to two years for options to purchase stock under our Purchase Plan.

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

As part of the process of preparing our condensed consolidated financial statements, we are required to estimate our income tax expense and tax contingencies in each of the tax jurisdictions in which we operate. This process involves estimating current income tax expense together with assessing temporary differences in the treatment of items for tax purposes versus financial accounting purposes that may create net deferred tax assets and liabilities. We rely on estimates and assumptions in preparing our income tax provision.

We consider many factors when assessing the likelihood of future realization of our deferred tax assets, including our recent earnings experienced by jurisdiction, expectations of future taxable income, and the carryforward periods available to us for tax reporting purposes, as well as other relevant factors. We may establish a valuation allowance to reduce deferred tax assets to the amount we believe is more likely than not to be realized. Due to inherent complexities arising from the nature of our businesses, future changes in income tax law, or variances between our actual and anticipated operating results, we make certain judgments and estimates. Therefore, actual income taxes could materially vary from these estimates.

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

Comprehensive Income

Comprehensive income consists of the following:

	Three months ended March 31,
(in thousands)	2011	2010
Net income	$13,045	$1,083
Change in net unrealized losses on investments, net of tax	(17)	(24)
Change in foreign currency translation adjustment, net of tax	293	(198)

Total comprehensive income	$13,321	$861

Concentrations of Risk

Financial instruments that are potentially subject to concentrations of credit risk consist primarily of cash, cash equivalents, marketable securities, and trade receivables. Investment policies have been implemented that limit investments to investment grade securities. The average portfolio maturity is currently less than a year. The risk with respect to trade receivables is mitigated by credit evaluations we perform on our customers and by the diversification of our customer base. One customer represented more than 10% of our revenue and trade receivable balance at March 31, 2011. No customer represented more than 10% of our revenue or trade receivable balance as of or for the three months ended March 31, 2010.

We outsource the production of our inventory to third-party manufacturers. We rely on purchase orders or long-term contracts with our contract manufacturers. At March 31, 2011, we had no long-term contractual commitment with any manufacturer; however, we did have a 90 day commitment totaling $7.4 million.

Recent Accounting Pronouncements

Effective January 1, 2010, we adopted the revised guidance issued by Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Accounting Standards Update (ASU) 2010-06, Fair Value Measurements and Disclosures (Topic 820) intended to improve disclosures related to fair value measurements. This guidance requires new disclosures as well as clarifies certain existing disclosure requirements. New disclosures under this guidance require separate information about significant transfers in and out of Level 1 and Level 2 and the reason for such transfers, and also require purchases, sales, issuances, and settlements information for Level 3 measurement to be included in the rollforward of activity on a gross basis. The guidance also clarifies the requirement to determine the level of disaggregation for fair value measurement disclosures and the requirement to disclose valuation techniques and inputs used for both recurring and nonrecurring fair value measurements in either Level 2 or Level 3. The revised accounting guidance for the rollforward of activity on a gross basis for Level 3 fair value measurement will be effective for us in the first quarter of 2011. We do not expect the revised guidance to have a material impact on our condensed consolidated financial statements.

In December 2010, FASB issued ASC ASU 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (Topic 350) — Intangibles — Goodwill and Other. ASU 2010-28 which amends the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing Step 2 if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. The amendments to this update are effective for us in the first quarter of 2011. Any impairment to be recorded upon adoption will be recognized as an adjustment to our beginning retained earnings. We do not expect the adoption of ASU 2010-28 to have a material impact on our condensed consolidated financial statements.

In December 2010, the FASB issued Accounting Standards Update No. 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations (Topic 805)—Business Combinations (ASU 2010-29), to improve consistency in how the pro forma disclosures are calculated. Additionally, ASU 2010-29 enhances the disclosure requirements and requires description of the nature and amount of any material, nonrecurring pro forma adjustments directly attributable to a business combination. ASU 2010-29 is effective for us in fiscal 2011 and should be applied prospectively to business combinations for which the acquisition date is after the effective date. Early adoption is permitted. We do not expect the adoption of ASU 2010-29 to have a material impact on our condensed consolidated financial statements.

2. ACQUISITION

Fiscal 2010 Acquisitions

During the fourth quarter of fiscal 2010, we acquired Cace Technologies, Inc. and Global Protocols, LLC to expand our product offerings. We have included the financial results of these companies in our consolidated results from their respective acquisition dates. Combined, the total purchase price for these acquisitions was approximately $26.3 million, which was paid in cash. The preliminary purchase price allocation for these acquisitions included $13.8 million of goodwill, $13.5 million of identifiable intangible assets, $3.3 million of in-process research and development intangible assets and $3.5 million of net tangible liabilities. The preliminary purchase price allocations for each of these acquisitions were based upon a preliminary valuation and our estimates and assumptions for certain of these acquisitions are subject to change as we obtain additional information for our estimates during the respective measurement periods. The primary areas of those purchase price allocations that are not yet finalized relate to income and non-income based taxes and residual goodwill.

We have evaluated and continue to evaluate the pre-acquisition tax contingencies related to our 2010 acquisitions that existed as of the acquisition date. If any pre-acquisition tax contingencies that existed as of the acquisition date become probable in nature and estimable during the measurement period following our completion of the final tax returns for the acquired entities, amounts for such matters will be recorded against goodwill.

3. NET INCOME PER COMMON SHARE

Basic net income per common share is computed by dividing net income by the weighted average number of vested common shares outstanding during the period. Diluted net income per common share is computed by giving effect to all potential dilutive common shares, including stock awards.

The following table sets forth the computation of income per share:

	Three months ended March 31,
(in thousands, except per share data)	2011	2010
Net income	$13,045	$1,083

Weighted average common shares outstanding - basic	152,034	141,138
Dilutive effect of employee stock plans	14,426	8,614

Weighted average common shares outstanding - diluted	166,460	149,752

Basic net income per share	$0.09	$0.01

Diluted net income per share	$0.08	$0.01

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

The following weighted average outstanding options were excluded from the computation of diluted net income per common share for the periods presented because including them would have had an anti-dilutive effect:

	Three months ended March 31,
(in thousands)	2011	2010
Total potential anti-dilutive shares of common stock	1,114	7,992

4. FAIR VALUE OF ASSETS

As of March 31, 2011, the fair value measurements of our cash, cash equivalents and investments consisted of the following:

(in thousands)	Total	Level 1	Level 2
Assets:
Corporate bonds and notes	$16,793	$—	$16,793
U.S. government backed securities	1,000	1,000	—
U.S. government-sponsored enterprise obligations	86,995	—	86,995
Money market funds	66,994	66,994	—
Cash	25,166	—	—

Total cash and cash equivalents	$196,948	$67,994	$103,788

Corporate bonds and notes	$121,387	$—	$121,387
U.S. government backed securities	38,661	38,661	—
U.S. government-sponsored enterprise obligations	200,191	—	200,191
FDIC-backed certificates of deposit	7,204	—	7,204

Total investments	$367,443	$38,661	$328,782

As of December 31, 2010, the fair value measurements of our cash and cash equivalents and investments consisted of the following:

	Total	Level 1	Level 2
Corporate bonds and notes	$7,746	$—	$7,746
U.S. government backed securities	4,999	4,999	—
U.S. government sponsored enterprise obligations	78,186	—	78,186
Money market funds	52,438	52,438	—
Cash	22,357	—	—

Total cash and cash equivalents	$165,726	$57,437	$85,932

Corporate bonds and notes	$113,179	$—	$113,179
U.S. government backed securities	27,620	27,620	—
U.S. government-sponsored enterprise obligations	189,100	—	189,100
FDIC-backed certificates of deposit	5,515	—	5,515

Total investments	$335,414	$27,620	$307,794

As of March 31, 2011 and December 31, 2010, we had no investments valued as Level 3 instruments.

The following tables present the gross unrealized gains and gross unrealized losses as of March 31, 2011 and December 31, 2010:

(in thousands)	Fair Value	Unrealized Gains	Unrealized Losses
Corporate bonds and notes	$64,654	$60	$—
Corporate bonds and notes	56,733	—	(43)
U.S. government backed securities	26,597	63	—
U.S. government backed securities	12,064	—	(3)
U.S. government-sponsored enterprise obligations	112,864	73	—
U.S. government-sponsored enterprise obligations	87,327	—	(113)
FDIC-backed certificates of deposit	4,328	9	—
FDIC-backed certificates of deposit	2,876	—	(3)

Total investments at March 31, 2011	$367,443	$205	$(162)

Corporate bonds and notes	$70,082	$81	$—
Corporate bonds and notes	43,097	—	(31)
U.S. government backed securities	27,620	67	—
U.S. government-sponsored enterprise obligations	83,978	56	—
U.S. government-sponsored enterprise obligations	105,122	—	(96)
FDIC-backed certificates of deposit	1,925	5	—
FDIC-backed certificates of deposit	3,590	—	(9)

Total investments at December 31, 2010	$335,414	$209	$(136)

We have evaluated our investments as of March 31, 2011 and have determined that no investments with unrealized losses are other-than-temporarily impaired. No investments have been in a continuous loss position greater than one year.

Cash, Cash Equivalents and Investments

Cash and cash equivalents consist primarily of highly liquid investments in money market mutual funds, government-sponsored enterprise obligations, treasury bills, commercial paper and other money market securities with remaining maturities at date of purchase of 90 days or less. The carrying value of cash and cash equivalents at March 31, 2011 and December 31, 2010 was $196.9 million and $165.7 million, respectively. The carrying value approximates fair value at March 31, 2011 and December 31, 2010.

Investments, which are classified as available for sale at March 31, 2011, are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. Investments consist of government-sponsored enterprise obligations, treasury bills, FDIC-backed certificates of deposit and corporate bonds and notes. The fair value of our investments is determined as the exit price in the principal market in which we would transact. Level 1 instruments are valued based on quoted market prices in active markets and include treasury bills and money market funds. Level 2 instruments are valued based on quoted prices in markets that are not active, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency and include corporate bonds and notes, government-sponsored enterprise obligations and FDIC-backed certificates of deposit. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect our own assumptions in measuring fair value. As of March 31, 2011 and December 31, 2010, the investments are recorded at amortized cost, which approximates fair market value. Generally, our investments have maturity dates up to two years from our date of purchase and active markets for these investments exist.

Restricted Cash

Pursuant to certain lease agreements, we are required to maintain cash reserves, classified as restricted cash. Long-term restricted cash totaled $2.6 million at March 31, 2011 and December 31, 2010. Long-term restricted cash is included in other assets in the condensed consolidated balance sheets and consists primarily of funds held as collateral for letters of credit for the security deposit on the leases of our corporate headquarters and is restricted until the end of the lease terms on July 31, 2014.

5. INVENTORY

Inventories consist primarily of hardware and related component parts and evaluation units located at customer locations, and are stated at the lower of cost (on a first-in, first-out basis) or market. Inventory is comprised of the following:

(in thousands)	March 31, 2011	December 31, 2010

Raw materials	$1,889	$1,972
Finished goods	10,873	10,424
Evaluation units	2,765	2,784

Total inventory	$15,527	$15,180

6. GOODWILL

Goodwill

Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets. We consider the acquired businesses additions to our product portfolio and not additional reporting units or operating segments. We record goodwill adjustments pursuant to changes to net assets acquired during the measurement period, which is generally up to one year from the date of acquisition. Goodwill was $25.1 million and $25.7 million at March 31, 2011 and December 31, 2010, respectively. We expect the portion of goodwill associated with the acquisition of Global Protocols to be deductible for income tax purposes.

7. DEFERRED REVENUE

Deferred revenue consisted of the following:

(in thousands)	March 31, 2011	December 31, 2010
Product	$8,739	$6,766
Support and services	123,396	108,771

Total deferred revenue	$132,135	$115,537

Reported as:
Deferred revenue, current	$103,237	$89,026
Deferred revenue, non-current	28,898	26,511

Total deferred revenue	$132,135	$115,537

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

9. LEASE COMMITMENTS

We lease our facilities under non-cancelable operating lease agreements. Future minimum commitments for these operating leases in place as of March 31, 2011 with a remaining non-cancelable lease term in excess of one year are as follows:

(in thousands)	March 31, 2011
2011 (the nine months ending December 31)	$6,847
2012	9,167
2013	9,525
2014	8,267
2015	4,638
Thereafter	21,542

Total	$59,986

The terms of certain lease agreements provide for rental payments on a graduated basis. We recognize rent expense on a straight-line basis over the lease period and have accrued for rent expense incurred but not paid. Rent expense under operating leases was $2.3 million and $2.1 million for the three months ended March 31, 2011 and 2010, respectively.

10. COMMON STOCK

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense for stock options, RSUs and the Purchase Plan recorded in our condensed consolidated statement of operations for the three months ended March 31, 2011 and 2010:

	Three months ended March 31,
	2011	2010
Cost of product	$220	$120
Cost of support and services	1,521	1,263
Sales and marketing	8,573	6,561
Research and development	6,575	4,107
General and administrative	5,052	3,399

Total	$21,941	$15,450

Share-Based Payments Valuation Assumptions

The fair value of options granted was estimated at the date of grant using the following assumptions:

	Three months ended March 31,
	2011	2010
Employee Stock Options
Expected life in years	4.2	4.5
Risk-free interest rate	1.8%	2.2%
Volatility	62%	52%
Weighted average fair value of grants	$19.23	$5.76

Stock Options

As of March 31, 2011, total compensation cost related to stock options granted to employees and directors but not yet recognized was $49.2 million, net of estimated forfeitures. This cost will be recognized on a straight-line basis over the remaining weighted-average service period. Amortization in the three months ended March 31, 2011 and 2010 was $9.2 million and $9.4 million, respectively.

As of March 31, 2011, 11,834,125 shares were available for grant under the 2006 Equity Incentive Plan and the 2006 Director Stock Option Plan. As of March 31, 2011, 1,947,496 shares were available for grant under the 2009 Inducement Equity Incentive Plan.

Stock Purchase Plan

As of March 31, 2011, there was $9.5 million of total compensation cost, net of estimated forfeitures, left to be amortized under our Purchase Plan, which will be amortized over the remaining Purchase Plan offering period. Amortization in the three months ended March 31, 2011 and 2010 was $1.9 million and $2.0 million, respectively.

As of March 31, 2011, 2,109,538 shares were available under the Purchase Plan.

Restricted Stock Units

As of March 31, 2011, total unrecognized compensation cost related to non-vested RSUs to employees and directors was $94.5 million, net of estimated forfeitures. This cost will be recognized over the remaining weighted-average service period. Amortization in the three months ended March 31, 2011 and 2010 was $10.8 million and $4.1 million, respectively.

11. INCOME TAXES

Our effective tax rate was 40.8% and 51.8% for the three months ended March 31, 2011 and 2010, respectively. Our income tax provision consists of federal, foreign, and state income taxes. The provision for income taxes for the three months ended March 31, 2011 and 2010 was $9.0 million, and $1.2 million, respectively.

Our effective tax rate differs from the federal statutory rate due to state taxes and significant permanent differences. Significant permanent differences arise primarily from taxes in foreign jurisdictions with a tax rate different than the U.S. federal statutory rate, stock-based compensation expense, research and development (R&D) credits, certain acquisition related items, and the amortization of deferred tax charges related to our intercompany sale of intellectual property rights.

We recorded a deferred charge during the three months ended March 31, 2011 related to the deferral of income tax expense on intercompany profits that resulted from the sale of our intellectual property rights outside of North and South America to our Singapore subsidiary. The deferred charge is included in the Other Current Assets and the Other Assets lines of the condensed consolidated balance sheets in the amounts of $5.6 million and $21.0 million, respectively. The deferred charge will be amortized as a component of income tax expense over the 5 year economic life of the intellectual property.

During the three months ended March 31, 2011, we increased our liability for unrecognized income tax benefits by $7.6 million to $14.5 million for tax positions related to the current year. The unrecognized tax benefits that, if recognized, would impact the effective tax rate were $13.6 million as of March 31, 2011.

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

Revenue by geography is based on the billing address of the customer. The following table sets forth revenue by geographic area.

Revenue

	Three months ended March 31,
(in thousands)	2011	2010
United States	$90,339	$58,311
Europe, Middle East and Africa	39,049	31,413
Rest of the World	34,175	22,699

Total revenue	$163,563	$112,423

13. LEGAL MATTERS

From time to time, we are involved in various legal proceedings, claims and litigation arising in the ordinary course of business. There are no currently pending legal proceedings at March 31, 2011 that, in the opinion of management, would have a material adverse effect on our financial position, results of operations or cash flows.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q. The information in this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Such forward-looking statements include statements related to our business and strategy and statements related to international expansion plans, growth of our revenue and sales and marketing expenses. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. For example, words such as “may,” “will,” “could,” “should,” “estimates,” “predicts,” “potential,” “continue,” “strategy,” “believes,” “anticipates,” “plans,” “expects,” “intends” and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those discussed elsewhere in this Form 10-Q in the section titled “Risk Factors” and the risks discussed in our other SEC filings. We disclaim any obligation to publicly release any revisions or updates to the forward-looking statements after the date of this Form 10-Q.

Overview

We were founded in May 2002 by experienced industry leaders with a vision to improve the performance of wide-area distributed computing. Having significant experience in caching technology, our executive management team understood that existing approaches failed to address adequately all of the root causes of this poor performance. We determined that these performance problems could be best solved by simultaneously addressing inefficiencies in software applications and wide-area networks (WANs) as well as insufficient or unavailable bandwidth. This innovative approach served as the foundation of the development of our products. We began commercial shipments of our products in May 2004 and have since sold our products to over 13,000 customers worldwide. We offer several product lines including Steelhead appliances, Central Management Console, Interceptor, Steelhead Mobile, Whitewater and Cascade products.

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

In February 2009, we added the Cascade product line through our acquisition of Mazu Networks. The Cascade product line helps organizations manage, secure and optimize the availability and performance of global applications. The acquisition allows us to meet enterprise and service provider customer demands by extending our suite of WAN optimization products to include global application performance, reporting and analytics.

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

In December 2009, we introduced the latest implementation of RSP in conjunction with version 6.0 of the Riverbed Optimization System. RSP runs within the Steelhead appliances, and now supports up to five simultaneous third-party applications or services, including Microsoft Windows Server, print server, DNS/DHCP, security, video and selected packages. Over time we expect additional products and services to become available for installation on RSP.

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

The November 2010 acquisition of Global Protocols added its SkipWare technology to our WAN optimization and will bolster our leadership position in delivering optimization solutions for satellite networks.

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

Scale our sales force and distribution channels

Growth in revenue and increase in market share are key goals for us. We intend to expand our direct sales force and leverage our indirect channels to extend our geographic reach and market penetration. We sell our products directly through our sales force and indirectly through channel partners. We derived 95% of our revenue through indirect channels in 2010. We expect revenue from channel partners to continue to constitute a substantial majority of our future revenue.

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

Major Trends Affecting Our Financial Results

Company outlook

We believe that our current value proposition, which enables customers to improve the performance of their applications and access to their data across WANs, while also offering the ability to simplify IT infrastructure and realize significant capital and operating cost savings, should allow us to continue to grow our business. Our product revenue growth rate will depend significantly on continued growth in the WAN optimization market, and our ability to continue to attract new customers in that market and generate additional sales from existing customers. Our growth in support and services revenue is dependent upon increasing the number of products under support contracts, which is dependent on both growing our installed base of customers and renewing existing support contracts. Our future profitability and rate of growth will be directly affected by the continued acceptance of our products in the marketplace, as well as the timing and size of orders, product mix, average selling prices and costs of our products and general economic conditions. Our ability to grow and maintain profitability in the future will also be affected by the extent to which we must incur additional expenses to expand our sales, support, marketing, development, and general and administrative capabilities to grow our business. The largest component of our expenses is personnel costs. Personnel costs consist of salaries, benefits and incentive compensation for our employees, including commissions for sales personnel and stock-based compensation.

Revenue

Our revenue has grown rapidly since we began shipping products in May 2004, increasing from $2.6 million in 2004 to $551.9 million in 2010. Revenue grew by 45% in three months ended March 31, 2011 to $163.6 million from $112.4 million in the three months ended March 31, 2010. We believe that our revenue growth in 2009 and 2010, during periods in which the global macroeconomic environment negatively impacted many businesses, is a positive sign that our products have a significant value proposition to our customers and that the WAN optimization market is still expanding.

Costs and Expenses

Operating expenses consist of sales and marketing, research and development, general and administrative expenses, and acquisition-related costs. Personnel-related costs, including stock-based compensation, are the most significant component of each of these expense categories. As of March 31, 2011, we had 1,336 employees, an increase of 25% from 1,068 employees at March 31, 2010. The increase in employees is the most significant driver behind the increase in costs and operating expenses from the three months ended March 31, 2010 to the three months ended March 31, 2011. The increase in employees was required to support our increased revenue. The timing and number of additional hires has and could materially affect our operating expenses, both in absolute dollars and as a percentage of revenue, in any particular period.

Stock-based Compensation Expense

Stock-based compensation expense and related payroll taxes were $24.1 million and $15.9 million in the three months ended March 31, 2011 and 2010, respectively. We expect to continue to incur significant stock-based compensation expense and anticipate further growth in stock-based compensation expense as our employee base grows because we expect stock-based compensation to continue to play an important part in the overall compensation structure for our employees.

Stock-based compensation expense and related payroll tax was as follows:

(in thousands)	Three months ended
	March 31,
	2011	2010
Cost of product	$268	$125
Cost of support and services	1,712	1,284
Sales and marketing	9,560	6,746
Research and development	7,306	4,231
General and administrative	5,254	3,488

Total stock-based compensation expense and related payroll taxes	$24,100	$15,874

Acquisitions

During fiscal 2010, we acquired two companies to expand our product offerings. These acquisitions were not significant, individually or in the aggregate. Combined, the total purchase price for these acquisitions was approximately $26.3 million, which was paid in cash. The purchase price allocation for these acquisitions included $13.8 million of goodwill, $13.5 million of identifiable intangible assets, $3.3 million of in-process research and development intangible assets, $2.2 million of acquired debt, paid down at the acquisition date, and $3.5 million of net tangible liabilities. The results of operations of these companies are included in our condensed consolidated results for the period subsequent to the acquisition date. In the three months ended March 31, 2011, we recognized $3.0 million in revenue, from the sale of these acquired companies’ products and services and we recognized $1.8 million of operating expenses, which included $0.9 million of acquisition-related intangible amortization, and $0.2 million of stock-based compensation costs.

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

The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following: revenue recognition, accounting for business combinations, stock-based compensation, accounting for income taxes, inventory valuation and allowances for doubtful accounts. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our year ended December 31, 2010 for a more complete discussion of our critical accounting policies and estimates including revenue recognition, goodwill, intangible assets and impairment assessments, stock-based compensation, accounting for income taxes, inventory valuation and allowances for doubtful accounts. Our critical accounting policies have been discussed with the Audit Committee of the Board of Directors. We believe there have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2011, compared to those discussed in our Form 10-K for the year ended December 31, 2010.

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

	Three months ended March 31,
(in thousands)	2011	2010
Total Revenue	$163,563	$112,423
Total Revenue by Type:
Product	$112,152	$74,737
Support and services	$51,411	$37,686
% Revenue by Type:
Product	69%	66%
Support and services	31%	34%
Total Revenue by Geography:
United States	$90,339	$58,311
Europe, Middle East and Africa	$39,049	$31,413
Rest of the World	$34,175	$22,699
% Revenue by Geography:
United States	55%	52%
Europe, Middle East and Africa	24%	28%
Rest of the World	21%	20%
Total Revenue by Sales Channel:
Direct	$8,798	$9,296
Indirect	$154,765	$103,127
% Revenue by Sales Channel:
Direct	5%	8%
Indirect	95%	92%

Quarter Ended March 31, 2011 Compared to the Quarter Ended March 31, 2010: Product revenue increased by 50% in the three months ended March 31, 2011 as compared to the three months ended March 31, 2010, due primarily to an increase in unit volume from increasing sales to existing customers and the addition of new customers. We believe the market for our products has grown due to increased market awareness of WAN optimization and an increase in distributed organizations, which increases dependence on timely access to data and applications.

Substantially all of our customers purchase support when they purchase our products. Support and services revenue increased 36% in the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. As our customer base grows, we expect our revenue generated from support and services to increase; however, we expect the renewal rate of support contracts by existing customers to remain level.

In the three months ended March 31, 2011, we derived 95% of our revenue from indirect channels compared to 92% in the three months ended March 31, 2010. We expect indirect channel revenue to continue to be a substantial majority of our revenue.

We generated 45% of our revenue in the three months ended March 31, 2011 from international locations, compared to 48% in the three months ended March 31, 2010. We continue to expand into international locations and introduce our products in new markets and expect international revenue to increase in dollar amount over time.

Cost of Revenue and Gross Margin

Cost of product revenue consists of the costs of the appliance hardware, manufacturing, shipping and logistics costs, expenses for inventory obsolescence, warranty obligations and amortization of acquisition-related intangibles. We utilize third parties to assist in the design and manufacture of our appliance hardware, embed our proprietary software and perform shipping logistics. Cost of support and service revenue consists of personnel costs of technical support and professional services personnel, spare parts and logistics services. As we expand internationally and into other sectors, we may incur additional costs to conform our products to comply with local laws or local product specifications. In addition, as we expand internationally, we will continue to hire additional technical support personnel to support our growing international customer base.

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

	Three months ended March 31,
(in thousands)	2011	2010
Revenue:
Product	$112,152	$74,737
Support and services	51,411	37,686

Total revenue	163,563	112,423

Cost of revenue:
Cost of product	23,735	16,632
Cost of support and services	15,220	11,234

Total cost of revenue	38,955	27,866

Gross profit	$124,608	$84,557

Gross margin for product	79%	78%
Gross margin for support and services	70%	70%
Total gross margin	76%	75%

Quarter Ended March 31, 2011 Compared to the Quarter Ended March 31, 2010: The total cost of product revenue increased $7.1 million in the three months ended March 31, 2011 compared to the three months ended March 31, 2010. The cost of product sold increased $5.5 million primarily due to an increase in unit volume associated with higher revenue. The increase in cost of product revenue was also attributable to amortization of acquisition-related intangibles of $0.8 million and increased personnel and related cost of $0.6 million. Cost of support and services revenue increased as we added more technical support headcount domestically and abroad to support our growing customer base. Technical support and services headcount was 176 employees as of March 31, 2011 compared to 145 employees as of March 31, 2010.

Gross margins increased to 76% in the three months ended March 31, 2011 from 75% in the three months ended March 31, 2010. Product gross margins increased to 79% in the three months ended March 31, 2011 from 78% in the three months ended March 31, 2010 as a result of volume leverage and favorable product mix. Gross margins for support and services remained at 70%.

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

	Three months ended March 31,
(in thousands)	2011	2010
Sales and marketing expenses	$61,084	$50,068
Percent of total revenue	37%	45%

Quarter Ended March 31, 2011 Compared to the Quarter Ended March 31, 2010: Sales and marketing expenses increased by $11.0 million, or 22%, in the three months ended March 31, 2011 compared to the three months ended March 31, 2010 primarily due to increases in personnel costs of $7.4 million, increased marketing-related activities of $1.3 million, and higher travel and entertainment costs of $1.2 million. The increase in personnel costs, which include salaries, commissions, bonuses and related benefits and stock-based compensation, was primarily due to headcount increasing to 601 employees as of March 31, 2011 from 506 employees as of March 31, 2010 and higher commissions on increased revenue.

Research and Development Expenses

Research and development (R&D) expenses primarily include personnel costs and facilities costs. We expense R&D expenses as incurred. We are devoting substantial resources to the continued development of additional functionality for existing products and the development of new products. We intend to continue to invest significantly in our R&D efforts because we believe they are essential to maintaining our competitive position. Investments in R&D personnel costs are expected to increase in dollar amount.

	Three months ended March 31,
(in thousands)	2011	2010
Research and development expenses	$28,309	$18,885
Percent of total revenue	17%	17%

Quarter Ended March 31, 2011 Compared to the Quarter Ended March 31, 2010: R&D expenses increased by $9.4 million, or 50%, in the three months ended March 31, 2011 compared to the three months ended March 31, 2010 primarily due to increases in personnel costs of $6.7 million and outside services of $1.1 million. The increase in personnel costs, which include salaries, bonuses and related benefits and stock-based compensation, was primarily due to headcount increasing to 377 employees as of March 31, 2011 from 274 employees as of March 31, 2010.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation for personnel and facilities costs related to our executive, finance, human resources, information technology and legal organizations, and fees for professional services. Professional services include legal, audit and information technology consulting costs.

	Three months ended March 31,
(in thousands)	2011	2010
General and administrative expenses	$13,683	$10,746
Percent of total revenue	8%	10%

Quarter Ended March 31, 2011 Compared to the Quarter Ended March 31, 2010: General and administrative expenses increased by $2.9 million, or 27%, in the three months ended March 31, 2011 compared to the three months ended March 31, 2010 due to an increase in personnel costs of $2.4 million. The increase in personnel costs, which include salaries, bonuses and related benefits and stock-based compensation, was primarily due to headcount increasing to 153 employees as of March 31, 2011 from 125 employees as of March 31, 2010.

Acquisition-Related Costs

The acquisition-related costs recorded in the first quarter of 2010 include changes in the fair value of the acquisition-related contingent consideration, transaction costs and integration-related costs. The final liability for contingent consideration relating to the Mazu acquisition, which was determined pursuant to the achievement of certain bookings targets through March 31, 2010, was paid during the third quarter of 2010.

During the three months ended March 31, 2010, we recognized $2.7 million of acquisition-related costs due to the change in fair value of acquisition-related contingent consideration to be distributed directly to the Mazu shareholders. We recorded no acquisition-related costs during the three months ended March 31, 2011.

Other Income, Net

Other income, net consists primarily of interest income on our cash and investments, interest expense, and foreign currency exchange gains and losses. Cash has historically been invested in highly liquid investments such as time deposits held at major banks, commercial paper, U.S. government agency discount notes, money market mutual funds and other money market securities with average portfolio maturities at the date of purchase less than one year.

	Three months ended March 31,
(in thousands)	2011	2010
Interest income	$442	$259
Other	56	(144)

Total other income, net	$498	$115

Quarter Ended March 31, 2011 Compared to the Quarter Ended March 31, 2010: Other income, net increased in the three months ended March 31, 2011 due to higher interest income and foreign exchange gains. Interest income increased in the three months ended March 31, 2011 compared to the same prior year period due to higher average interest rates on higher investment balances. Weighted average interest rates applicable to our cash and investment balances increased to 0.4% in the three months ended March 31, 2011 compared to 0.3% in the three months ended March 31, 2010.

Provision for Income Taxes

The provision for income taxes for the three months ended March 31, 2011 and 2010 was $9.0 million and $1.2 million, respectively. Our income tax provision consists of federal, foreign, and state income taxes. Our effective tax rate was 40.8% and 51.8% for the three months ended March 31, 2011 and 2010, respectively.

Our effective tax rate differs from the federal statutory rate due to state taxes and significant permanent differences. Significant permanent differences arise primarily from taxes in foreign jurisdictions with a tax rate different than the U.S. federal statutory rate, stock-based compensation expense, R&D credits, certain acquisition related items, and the amortization of deferred tax charges related to our intercompany sale of intellectual property rights.

We recorded a deferred charge during the three months ended March 31, 2011 related to the deferral of income tax expense on intercompany profits that resulted from the sale of our intellectual property rights outside of North and South America to our Singapore subsidiary. The deferred charge is included in the Other Current Assets and the Other Assets lines of the condensed consolidated balance sheets in the amounts of $5.6 million and $21.0 million, respectively. The deferred charge will be amortized as a component of income tax expense over the 5 year economic life of the intellectual property.

Our effective tax rate for the three months ended March 31, 2011 is lower when compared to the same period in the prior year primarily due to significantly higher forecasted annual pre-tax net income in the current year and the impact of the research and development credit in the prior year which had not been renewed as of March 31, 2010.

Our effective tax rate in 2011 and in future periods may fluctuate on a quarterly basis. The effective tax rate could be affected by the geographic distribution of our worldwide earnings or losses, our stock-based compensation expense, changes in the valuation of our deferred tax assets, changes in actual results versus our estimates, or changes in tax laws, regulations, accounting principles, or interpretations thereof. Additionally, in the future our effective rate will likely decrease as a result of our entering into an intercompany research and development program with our Singapore subsidiary and a tax holiday in Singapore.

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

In the year ended December 31, 2010, management concluded that a valuation allowance was needed on our California income tax credit carryforwards. Due to a change in our forecasted income allocated to California for tax years after 2010, it is more likely than not that the California income tax credit carryforwards will not be utilized in the foreseeable future. Accordingly, we have established a 100% valuation allowance against the California tax credit carryforwards.

During the three months ended March 31, 2011, we increased our liability for unrecognized income tax benefits by $7.6 million to $14.5 million for tax positions related to the current year. The unrecognized tax benefits that, if recognized, would impact the effective tax rate were $13.6 million as of March 31, 2011.

We are subject to potential income tax audits on open tax years by any taxing jurisdiction in which we operate. The taxing authorities of the most significant jurisdictions are the United States Internal Revenue Service, California Franchise Tax Board and HM Revenue and Customs in the United Kingdom (UK) and the Inland Revenue Authority of Singapore. We do not anticipate any material adjustments to our tax provisions relating to previously filed tax returns. The statute of limitations for federal, state, UK and Singapore tax purposes are generally three, four, one and four year(s) respectively; however, we continue to carryover tax attributes prior to these periods for federal and state purposes, which would still be open for examination by the respective tax authorities. Accordingly, all years since our inception are open to tax examinations for federal and state purposes.

Liquidity and Capital Resources

(in thousands)	As of March 31, 2011	As of December 31, 2010
Working capital	$422,815	$374,898
Cash and cash equivalents	$196,948	$165,726
Short and long-term investments	$367,443	$335,414

	Three months ended March 31,
(in thousands)	2011	2010
Cash provided by operating activities	$24,790	$50,427
Cash used in investing activities	$(35,419)	$(66,156)
Cash provided by (used in) financing activities	$41,558	$14,019

Cash and Cash Equivalents

Cash and cash equivalents consist of money market mutual funds, government-sponsored enterprise obligations, treasury bills, commercial paper and other money market securities with remaining maturities at date of purchase of 90 days or less.

Short and long-term investments consist of government-sponsored enterprise obligations, treasury bills and corporate bonds and notes. The fair value of investments is determined as the exit price in the principal market in which we would transact. The fair value of our investments has not materially fluctuated from historical cost. The accumulated unrealized losses, net of tax, on investments recognized in accumulated other comprehensive income in our stockholders’ equity as of March 31, 2011 is $0.2 million. The recent volatility in the credit markets has increased the risk of material fluctuations in the fair value of marketable securities.

Cash and cash equivalents, short-term investments and long-term investments increased by $63.3 million in the three months ended March 31, 2011 to $564.4 million.

Pursuant to certain lease agreements and as security for our merchant services agreement with our financial institution, we are required to maintain cash reserves, classified as restricted cash. Long-term restricted cash totaled $2.6 million at March 31, 2011 and December 31, 2010. Long-term restricted cash is included in other assets in the condensed consolidated balance sheets and consists primarily of funds held as collateral for letters of credit for the security deposit on the leases of our corporate headquarters and is restricted until the end of the lease terms on July 31, 2014.

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

Cash provided by operating activities decreased by $25.6 million to $24.8 million in the three months ended March 31, 2011 compared to $50.4 million in the three months ended March 31, 2010. The decrease in cash flow from operating activities was primarily due to a decrease in cash flow of $0.4 million from operations after adjusting for non-cash items, including depreciation and amortization, and stock-based compensation, and $25.2 million from the change in operating assets and liabilities.

Cash Flows used in Investing Activities

Cash flows used in investing activities primarily relate to purchases of investments, net of sales and maturities and capital expenditures.

Cash used in investing activities decreased by $30.7 million to $35.4 million in the three months ended March 31, 2011 compared to $66.2 million in the three months ended March 31, 2010. The decrease in cash used in investing activities is primarily due to increased proceeds from the sales and maturities of securities of $83.7 million offset by increased purchases of securities of $52.2 million.

Cash provided by Financing Activities

Cash provided by financing activities in the three months ended March 31, 2011 totaled $41.6 million and consisted of proceeds from the issuance of common stock of $20.4 million and excess tax benefit from employee stock plans of $21.2 million.

We believe that our net proceeds from operations, together with our cash balance at March 31, 2011, will be sufficient to fund our projected operating requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of expansion into new territories, the timing of introductions of new products and enhancements to existing products, and the continuing market acceptance of our products. In the future, we may enter into other arrangements for potential investments in, or acquisitions of, complementary businesses, services or technologies, which could require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Contractual Obligations

The following is a summary of our contractual obligations as of March 31, 2011:

	Total	Remaining nine months of 2011	2012	2013	2014	2015	Thereafter
	(in thousands)
Contractual Obligations
Operating leases	$59,986	$6,847	$9,167	$9,525	$8,267	$4,638	$21,542
Purchase obligations (1)	$8,004	7,995	9	—	—	—	—

Total contractual obligations	$67,990	$14,842	$9,176	$9,525	$8,267	$4,638	$21,542

(1)	Represents amounts associated with agreements that are enforceable, legally binding and specify terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of payment. Obligations under contracts that we can cancel without a significant penalty are not included in the table above.

Off-Balance Sheet Arrangements

At March 31, 2011 and December 31, 2010, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes, nor did we have any undisclosed material transactions or commitments involving related persons or entities.

Other

At March 31, 2011 and December 31, 2010, we did not have commercial commitments under lines of credit, standby repurchase obligations or other such debt arrangements.

Recent Accounting Pronouncements

See Note 1 of “Notes to Condensed Consolidated Financial Statements” for recent accounting pronouncements that could have an effect on us.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Risk

Our sales contracts are principally denominated in U.S. dollars and therefore our revenue and receivables are not subject to significant foreign currency risk. We do incur certain operating expenses in currencies other than the U.S. dollar and therefore are subject to volatility in cash flows due to fluctuations in foreign currency exchange rates, particularly changes in the British pound, Euro, Australian dollar and Singapore dollar. To date, we have not entered into any hedging contracts because exchange rate fluctuations have had minimal impact on our operating results and cash flows. In addition, sales would be negatively affected if we chose to more heavily discount our product price in foreign markets to maintain competitive pricing.

Interest Rate Sensitivity

We had unrestricted cash and cash equivalents, and investments totaling $564.4 million and $501.1 million at March 31, 2011 and December 31, 2010, respectively. Cash and cash equivalents of $196.9 million and $165.7 million at March 31, 2011 and December 31, 2010, respectively, are held for working capital purposes and include highly liquid investments with a maturity of ninety days or less at the time of purchase. Cash equivalents consist primarily of money market mutual funds, government-sponsored enterprise obligations, treasury bills, and other money market securities. Investments of $367.4 million and $335.4 million at March 31, 2011 and December 31, 2010, respectively, consist of government-sponsored enterprise obligations, treasury bills, FDIC-backed certificates of deposit and corporate bonds and notes.

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

Evaluation of Disclosure Controls and Procedures

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2011, the end of the period covered by this quarterly report on Form 10-Q. This controls evaluation was done under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

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

Based upon the controls evaluation, our CEO and CFO have concluded that as of March 31, 2011, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission and to ensure that material information relating to us and our consolidated subsidiaries is made known to management, including the CEO and CFO.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the first quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-

15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting means a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

•	fluctuations in sales cycles and prices for our products and services;

•	reductions in customers’ budgets for information technology purchases and delays in their purchasing cycles;

•	general economic or political conditions in our domestic and international markets;

•	limited visibility into customer spending plans;

•	changing market conditions, including current and potential customer consolidation;

•	customer or partner concentration. For example, one value-added distributor represented more than 10% of our revenue and trade receivable balance at March 31, 2011;

•	variation in sales channels, product costs or mix of products sold;

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

•

unpredictable fluctuations in our effective tax rate due to disqualifying dispositions of stock from the employee stock purchase plan and stock options, changes in the valuation of our deferred tax assets or liabilities, changes in actual results versus our estimates, or changes in tax laws, regulations, accounting principles, or interpretations thereof, and

•	the effects of natural disasters, including any effects on our supply chain or on the willingness of our customers or prospective customers to make capital commitments.

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

Our business depends on the overall demand for information technology, and in particular for WAN optimization, and on the economic health and general willingness of our current and prospective customers, both enterprises and government organizations to make capital commitments. These government organizations include non-U.S. as well as U.S. federal, state and local organizations. If the conditions in the U.S. and global economic environment, including the economies of any international markets that we serve, remain uncertain or continue to be volatile, or if they deteriorate further, our business, operating results, and financial condition would likely be materially adversely affected. Economic weakness, customer financial difficulties and constrained spending on IT initiatives have resulted, and may in the future result, in challenging and delayed sales cycles and could negatively impact our ability to forecast future periods. In addition, the market we serve is emerging and the purchase of our products involves material changes to established purchasing patterns and policies. The purchase of our products is often discretionary and may involve a significant commitment of capital and other resources. In addition, our operating expenses are largely based on anticipated revenue trends and a high percentage of our expenses are, and will continue to be, fixed in the short-term. Uncertainty about future economic conditions makes it difficult to forecast operating results and to make decisions about future investments. Weak or volatile economic conditions would likely harm our business and operating results in a number of ways, including information technology spending reductions among customers and prospects, longer sales cycles, lower prices for our products and services and reduced unit sales. A reduction in information technology spending could occur or persist even if economic conditions improve. In addition, any increase in worldwide commodity prices may result in higher component prices and increased shipping costs, both of which may negatively impact our financial results.

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

The timing of our revenue is difficult to predict. Our sales efforts involve educating our customers about the use and benefit of our products, including their technical capabilities and potential cost savings to an organization. Customers typically undertake a significant evaluation process that has in the past resulted in a lengthy sales cycle, in some cases over twelve months. Also, as our channel model distribution strategy evolves, utilizing value-added resellers, value-added distributors, systems integrators and service providers, the level of variability in the length of sales cycle across transactions may increase and make it more difficult to predict the timing of many of our sales transactions. We spend substantial time and money in our sales efforts without any assurance that these endeavors will produce any sales. Even after making the decision to purchase, customers may deploy our products slowly and deliberately. In addition, product purchases are frequently and increasingly subject to budget constraints, multiple approvals, and unplanned administrative, processing and other delays. Customers may also defer purchases as a result of anticipated or announced releases of new products or enhancements by our competitors or by us. Product purchases have in some instances been delayed by the volatile U.S. and global economic environment, which has introduced additional risk into our ability to accurately forecast sales in a particular quarter. If sales expected from a specific customer for a particular quarter are not realized in that quarter or at all, revenue will be harmed and we may miss our stated guidance for that period.

Our international sales and operations subject us to additional risks that may harm our operating results.

In the first quarter of 2011, we derived approximately 45% of our revenue from customers outside the U.S. We have personnel in numerous countries worldwide. We expect to continue to add personnel in additional countries. Our international sales and operations subject us to a variety of risks, including:

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

Developing our products is expensive, and the investment in product development may involve a long payback cycle or may not generate additional revenue at all. In the first quarter of 2011, our research and development expenses were $28.3 million, or approximately 17% of our total revenue. Our future plans include significant investments in research and development and related product opportunities. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. These investments may take several years to generate positive returns, if ever.

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

Our products are designed to remove the redundancy associated with repeated data requests over a WAN, either through a private network or a virtual private network (VPN). The ability of our products to reduce such redundancy depends on our products’ ability to recognize the data being requested. Our products currently detect and decrypt some forms of encrypted data. Since most organizations currently encrypt most of their data transmissions only between sites and not on the LAN, the data is not encrypted when it passes through our products. For those organizations that elect to encrypt their data transmissions from the end-user to the server in a format that we are not able to decrypt, our products will offer limited performance improvement unless we are successful in incorporating additional functionality into our products that address those encrypted transmissions. Our failure to provide such additional functionality could limit the growth of our business and harm our operating results.

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

In February 2009, we acquired Mazu Networks, Inc. In October 2010 and November 2010, we acquired CACE Technologies, Inc. and Global Protocols LLC, respectively. In the future we may acquire other businesses, products or technologies. Our ability as an organization to integrate acquisitions is unproven. Any acquisitions that we complete may not ultimately strengthen our competitive position or achieve our goals, or the acquisition may be viewed negatively by customers, financial markets or investors. In addition, we may encounter difficulties in integrating personnel, operations, technologies or products from the acquired businesses and in retaining and motivating key personnel from these businesses. We may also encounter difficulties in maintaining uniform standards, controls, procedures and policies across locations, or in managing geographically or culturally diverse locations. We may experience significant problems or liabilities associated with acquired or integrated product quality or technology. Acquisitions may disrupt our ongoing operations, divert management from day-to-day responsibilities and increase our expenses. Acquisitions may reduce our cash available for operations and other uses and could result in an increase in amortization expense related to identifiable assets acquired, potentially dilutive issuances of equity securities or the incurrence of debt.

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

Our main operations, including our primary data center, are located in the San Francisco Bay Area, a region known for seismic activity. A significant natural disaster, such as an earthquake, fire or a flood, could disrupt our operations and therefore harm our business, operating results and financial condition. A natural disaster could also impact our ability to manufacture and deliver our products to customers, or provide support to our customers, any of which would harm our business, operating results and financial condition. In addition, our servers are vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with our computer systems. Natural disasters, acts of unrest or terrorism or war could also cause disruptions in our or our customers’ business, our domestic and international markets, or the economy as a whole. To the extent that such disruptions result in delays or cancellations of customer orders or the deployment of our products, our business, operating results and financial condition would be adversely affected.

Risks Related to Ownership of Our Common Stock

The trading price of our common stock has been volatile and is likely to be volatile in the future.

The trading prices of the securities of technology companies have been highly volatile. Further, our common stock has a limited trading history. Since our initial public offering in September 2006 through March 31, 2011, our stock price, after adjusting for our 2:1 stock split in the form of a stock dividend effected in November 2010, has fluctuated from a low of $3.55 to a high of $44.70. The market price of our common stock has at times reflected a higher multiple of expected future earnings than many other companies. As a result, even small changes in investor expectations regarding our future growth and earnings, whether as a result of actual or rumored financial or operating results, changes in the mix of products and services sold, acquisitions, industry changes, or other factors, could result in, and have in the past resulted in, significant fluctuations in the market price of our common stock.

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

Item 6.	Exhibits

Exhibit No.	Description

3.1	Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws. (2)

4.1	Form of Common Stock Certificate. (1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (No. 333-133437) filed with the SEC on April 20, 2006, as amended.
(2)	Incorporated by reference to Registrant’s Current Report on Form 8-K (No. 001-33023) filed with the SEC on February 22, 2011.
*	Furnished and not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Riverbed Technology, Inc. under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 29, 2011

RIVERBED TECHNOLOGY, INC.

By:	/s/ Jerry M. Kennelly
Jerry M. Kennelly
President and Chief Executive Officer

Dated: April 29, 2011

RIVERBED TECHNOLOGY, INC.

By:	/s/ Randy S. Gottfried
Randy S. Gottfried
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

3.1	Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws. (2)

4.1	Form of Common Stock Certificate. (1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (No. 333-133437) filed with the SEC on April 20, 2006, as amended.
(2)	Incorporated by reference to Registrant’s Current Report on Form 8-K (No. 001-33023) filed with the SEC on February 22, 2011.
*	Furnished and not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Riverbed Technology, Inc. under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.