Form 10-Q
period 2011-06-30
Riverbed Technology, Inc.
filed 2011-07-29
CIK 1357326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

The number of shares of the registrant’s common stock, par value $0.0001, outstanding as of July 19, 2011 was: 155,403,644.

RIVERBED TECHNOLOGY, INC.

Item 1.	Financial Statements

RIVERBED TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

As of June 30, 2011 and December 31, 2010

(in thousands, except par value)

	June 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$180,898	$165,726
Short-term investments	355,867	259,245
Trade receivables, net of allowances of $1,272 and $1,402 as of June 30, 2011 and December 31, 2010, respectively	70,444	50,726
Inventory	14,979	15,180
Deferred tax assets	19,260	20,832
Prepaid expenses and other current assets	37,656	30,958

Total current assets	679,104	542,667

Long-term investments	74,360	76,169
Fixed assets, net	23,344	21,522
Goodwill	25,078	25,653
Intangibles, net	26,494	30,789
Deferred tax assets, non-current	40,959	35,775
Other assets	24,095	3,506

Total assets	$893,434	$736,081

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$30,756	$27,015
Accrued compensation and benefits	26,503	32,915
Other accrued liabilities	18,979	18,813
Deferred revenue	103,301	89,026

Total current liabilities	179,539	167,769

Deferred revenue, non-current	30,367	26,511
Other long-term liabilities	13,002	4,381

Total long-term liabilities	43,369	30,892

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value – 30,000 shares authorized, no shares outstanding	0	0
Common stock and additional paid-in capital; $0.0001 par value – 600,000 shares authorized; 155,387 and 150,868 shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	626,333	518,052
Retained earnings	43,637	19,309
Accumulated other comprehensive income	556	59

Total stockholders’ equity	670,526	537,420

Total liabilities and stockholders’ equity	$893,434	$736,081

See Notes to Condensed Consolidated Financial Statements.

RIVERBED TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenue:
Product	$116,860	$84,505	$229,012	$159,242
Support and services	53,435	41,722	104,846	79,408

Total revenue	170,295	126,227	333,858	238,650

Cost of revenue:
Cost of product	23,683	18,612	47,418	35,244
Cost of support and services	16,415	12,364	31,635	23,598

Total cost of revenue	40,098	30,976	79,053	58,842

Gross profit	130,197	95,251	254,805	179,808

Operating expenses:
Sales and marketing	63,737	51,990	124,821	102,058
Research and development	29,942	20,664	58,251	39,549
General and administrative	14,913	11,569	28,596	22,315
Acquisition-related costs	1,392	0	1,392	2,725

Total operating expenses	109,984	84,223	213,060	166,647

Operating income	20,213	11,028	41,745	13,161

Other income, net	341	184	839	299

Income before provision for income taxes	20,554	11,212	42,584	13,460
Provision for income taxes	9,271	4,658	18,256	5,823

Net income	$11,283	$6,554	$24,328	$7,637

Net income per common share:
Basic	$0.07	$0.05	$0.16	$0.05

Diluted	$0.07	$0.04	$0.15	$0.05

Shares used in computing net income per common share:
Basic	154,543	143,872	153,288	142,506
Diluted	167,270	152,954	166,865	151,352

See Notes to Condensed Consolidated Financial Statements.

RIVERBED TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six months ended
	June 30,
	2011	2010
Operating Activities:
Net income	$24,328	$7,637
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,718	7,534
Stock-based compensation	45,496	33,165
Deferred taxes	(3,624)	(9,594)
Excess tax benefit from employee stock plans	(34,221)	(5,414)
Changes in operating assets and liabilities:
Trade receivables	(19,717)	4,236
Inventory	201	(136)
Prepaid expenses and other assets	(24,899)	(1,853)
Accounts payable	3,505	5,869
Accrued and other liabilities	2,995	6,561
Acquisition-related contingent consideration	0	4,156
Income taxes payable	34,807	3,520
Deferred revenue	18,131	15,557

Net cash provided by operating activities	56,720	71,238

Investing Activities:
Capital expenditures	(7,010)	(4,688)
Purchase of available for sale securities	(351,905)	(274,968)
Proceeds from maturities of available for sale securities	162,993	207,785
Proceeds from sales of available for sale securities	91,783	37,862

Net cash used in investing activities	(104,139)	(34,009)

Financing Activities:
Proceeds from issuance of common stock under employee stock plans, net of repurchases	38,024	26,993
Cash used to net share settle equity awards	(10,088)	(2,300)
Excess tax benefit from employee stock plans	34,221	5,414

Net cash provided by financing activities	62,157	30,107

Effect of exchange rate changes on cash and cash equivalents	434	(328)

Net increase in cash and cash equivalents	15,172	67,008
Cash and cash equivalents at beginning of period	165,726	67,749

Cash and cash equivalents at end of period	$180,898	$134,757

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

Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated. The accompanying condensed consolidated balance sheet as of June 30, 2011, the condensed consolidated statements of operations for the three and six months ended June 30, 2011 and June 30, 2010, and the condensed consolidated statements of cash flows for the six months ended June 30, 2011 and June 30, 2010 are unaudited. The accompanying statements should be read in conjunction with the audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2010.

The accompanying condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (GAAP) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). They do not include all of the financial information and footnotes required by GAAP for complete financial statements. We believe the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments necessary for the fair presentation of our balance sheet as of June 30, 2011, and our results of operations for the three and six months ended June 30, 2011 and June 30, 2010, and cash flows for the six months ended June 30, 2011 and June 30, 2010. All adjustments are of a normal recurring nature. The results for the six months ended June 30, 2011 are not necessarily indicative of the results to be expected for any subsequent quarter or for the year ending December 31, 2011.

There have been no significant changes in our accounting policies during the six months ended June 30, 2011, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Effective November 8, 2010, we completed a two-for-one stock split of our outstanding shares of common stock. Accordingly, we have retroactively displayed the effect of the change in our condensed consolidated financial statements.

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

When we are unable to establish the estimated stand-alone value of our non-software deliverables using VSOE or TPE, we use ESP in our allocation of arrangement consideration. The objective of ESP is to determine the price at which we would transact a sale if the product or service were sold on a stand-alone basis. We determine ESP for a product or service by considering multiple factors including, but not limited to, cost of products, gross margin objectives, pricing practices, geographies, customer classes and distribution channels.

For stand-alone software sales, we recognize revenue based on software revenue recognition guidance. Under the software revenue recognition guidance, we use the residual method to recognize revenue when an agreement includes one or more elements to be delivered at a future date and VSOE of the fair value of all undelivered elements exists. In the majority of our contracts, the only element that remains undelivered at the time of delivery of the product is support services. Under the residual method, the fair value of the undelivered stand-alone software which is typically support services is deferred and the remaining portion of the contract fee is recognized as product revenue. If evidence of the fair value of one or more undelivered stand-alone software elements does not exist, all revenue is generally deferred and recognized when delivery of those elements occurs or when fair value can be established. When the undelivered stand-alone software for which we do not have VSOE of fair value is support, revenue for the entire arrangement is bundled and recognized ratably over the support period.

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

Inventory Valuation

Inventory consists of hardware and related component parts and is stated at the lower of cost (on a first-in, first-out basis) or market. A portion of our inventory relates to evaluation units located at customer locations, as some of our customers test our equipment prior to purchasing. Inventory that is obsolete or in excess of our forecasted demand is written down to its estimated realizable value based on historical usage, expected demand, and with respect to evaluation units, the historical conversion rate, the age of the units, and the estimated loss of utility. Inherent in our estimates of market value in determining inventory valuation are estimates related to economic trends, future demand for our products, the timing of new product introductions and technological obsolescence of our products. Inventory write-downs are recognized as cost of product and amounted to approximately $1.7 million and $1.1 million in the three months ended June 30, 2011 and 2010, respectively, and $3.2 million and $2.5 million in the six months ended June 30, 2011 and 2010, respectively.

Service Inventory

We hold service inventory that is used to repair or replace defective hardware reported by our customers who purchase support services. We classify service inventory as prepaid expenses and other current assets. At June 30, 2011 and December 31, 2010, our service inventory balance was $8.2 million and $7.0 million, respectively.

Warranty Reserve

Upon shipment of products to our customers, we provide for the estimated cost to repair or replace products that may be returned under warranty. Our warranty period is typically 12 months from the date of shipment to the end-user customer for hardware and 90 days for software. For existing products, the reserve is estimated based on actual historical experience. For new products, the warranty reserve is based on historical experience of similar products until such time as sufficient historical data has been collected for the new product. The following is a summary of the warranty reserve activity for the six months ended June 30, 2011 and 2010:

	Six months ended
	June 30,
(in thousands)	2011	2010
Beginning balance	$1,329	$701
Additions charged to operations	900	538
Warranty costs incurred	(937)	(309)

Ending balance	$1,292	$930

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

We consider many factors when assessing the likelihood of future realization of our deferred tax assets, including geographic distribution of our worldwide earnings, expectations of future taxable income, and the carryforward periods available to us for tax reporting purposes, as well as other relevant factors. We may establish a valuation allowance to reduce deferred tax assets to the amount we believe is more likely than not to be realized. Due to inherent complexities arising from the nature of our businesses, future changes in income tax law, or variances between our actual and anticipated operating results, we make certain judgments and estimates. Therefore, actual income taxes could materially vary from these estimates.

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

Comprehensive Income

Comprehensive income consists of the following:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2011	2010	2011	2010
Net income	$11,283	$6,554	$24,328	$7,637
Change in net unrealized gains on investments, net of tax	80	72	63	49
Change in foreign currency translation adjustment, net of tax	141	(129)	434	(327)

Total comprehensive income	$11,504	$6,497	$24,825	$7,359

Concentrations of Risk

Financial instruments that are potentially subject to concentrations of credit risk consist primarily of cash, cash equivalents, marketable securities, and trade receivables. Investment policies have been implemented that limit investments to investment grade securities. The average portfolio maturity is currently less than a year. The risk with respect to trade receivables is mitigated by credit evaluations we perform on our customers and by the diversification of our customer base. One value-added distributor represented more than 10% of our trade receivable balance at June 30, 2011. Two value-added distributors each represented more than 10% of our trade receivable balance at June 30, 2010. One value-added distributor represented more than 10% of our revenue for the three months ended June 30, 2011 and June 30, 2010, respectively. One value-added distributor represented more than 10% of our revenue for the six months ended June 30, 2011. No customer represented more than 10% of our revenue for the six months ended June 30, 2010.

We outsource the production of our inventory to third-party manufacturers. We rely on purchase orders or long-term contracts with our contract manufacturers. At June 30, 2011, we had no long-term contractual commitment with any manufacturer; however, we did have a 90 day commitment totaling $10.9 million.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (Topic 820)—Fair Value Measurement (ASU 2011-04), to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements (as defined in Note 4 below). ASU 2011-04 is effective for us in fiscal 2012 and should be applied prospectively. We are currently evaluating the impact of our pending adoption of ASU 2011-04 on our consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220)—Presentation of Comprehensive Income (ASU 2011-05), to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. ASU 2011-05 is effective for us in fiscal 2013 and should be applied retrospectively. We are currently evaluating the impact of our pending adoption of ASU 2011-05 on our consolidated financial statements.

2. ACQUISITION

Fiscal 2010 Acquisitions

During the fourth quarter of fiscal 2010, we acquired CACE Technologies, Inc.(CACE) and Global Protocols, LLC (GP) to expand our product offerings. We have included the financial results of these companies in our consolidated results from their respective acquisition dates. Combined, the total purchase price for these acquisitions was approximately $26.3 million, which was paid in cash. The preliminary purchase price allocation for these acquisitions included $13.8 million of goodwill, $13.5 million of identifiable intangible assets, $3.3 million of in-process research and development intangible assets and $3.5 million of net tangible liabilities. The preliminary purchase price allocations for each of these acquisitions were based upon a preliminary valuation and our estimates and assumptions for certain of these acquisitions are subject to change as we obtain additional information for our estimates during the respective measurement periods. The primary areas of those purchase price allocations that are not yet finalized relate to income and non-income based taxes and residual goodwill.

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

The following table sets forth the computation of income per share:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2011	2010	2011	2010
Net income	$11,283	$6,554	$24,328	$7,637

Weighted average common shares outstanding - basic	154,543	143,872	153,288	142,506
Dilutive effect of employee stock plans	12,727	9,082	13,577	8,846

Weighted average common shares outstanding - diluted	167,270	152,954	166,865	151,352

Basic net income per share	$0.07	$0.05	$0.16	$0.05

Diluted net income per share	$0.07	$0.04	$0.15	$0.05

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

The following weighted average outstanding options were excluded from the computation of diluted net income per common share for the periods presented because including them would have had an anti-dilutive effect:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2011	2010	2011	2010
Total potential anti-dilutive shares of common stock	1,548	5,798	1,267	6,722

4. FAIR VALUE OF ASSETS

As of June 30, 2011, the fair value measurements of our cash and cash equivalents and investments consisted of the following:

(in thousands)	Total	Level 1	Level 2
Assets:
Corporate bonds and notes	$6,498	$0	$6,498
Money market funds	42,809	42,809	0
Cash	131,591	0	0

Total cash and cash equivalents	$180,898	$42,809	$6,498

Corporate bonds and notes	$127,212	$0	$127,212
U.S. government backed securities	44,905	44,905	0
U.S. government-sponsored enterprise obligations	248,273	0	248,273
FDIC-backed certificates of deposit	9,837	0	9,837

Total investments	$430,227	$44,905	$385,322

As of December 31, 2010, the fair value measurements of our cash and cash equivalents and investments consisted of the following:

(in thousands)	Total	Level 1	Level 2
Assets:
Corporate bonds and notes	$7,746	$0	$7,746
U.S. government backed securities	4,999	4,999	0
U.S. government sponsored enterprise obligations	78,186	0	78,186
Money market funds	52,438	52,438	0
Cash	22,357	0	0

Total cash and cash equivalents	$165,726	$57,437	$85,932

Corporate bonds and notes	$113,179	$0	$113,179
U.S. government backed securities	27,620	27,620	0
U.S. government-sponsored enterprise obligations	189,100	0	189,100
FDIC-backed certificates of deposit	5,515	0	5,515

Total investments	$335,414	$27,620	$307,794

As of June 30, 2011 and December 31, 2010, we had no investments valued as Level 3 instruments.

The following tables present the gross unrealized gains and gross unrealized losses as of June 30, 2011 and December 31, 2010:

(in thousands)	Fair Value	Unrealized Gains	Unrealized Losses
Corporate bonds and notes	$94,887	$73	$0
Corporate bonds and notes	32,325	0	(26)
U.S. government backed securities	44,905	79	0
U.S. government-sponsored enterprise obligations	135,736	92	0
U.S. government-sponsored enterprise obligations	112,537	0	(49)
FDIC-backed certificates of deposit	7,679	1	0
FDIC-backed certificates of deposit	2,158	0	(1)

Total investments at June 30, 2011	$430,227	$245	$(76)

Corporate bonds and notes	$70,082	$81	$0
Corporate bonds and notes	43,097	0	(31)
U.S. government backed securities	27,620	67	0
U.S. government-sponsored enterprise obligations	83,978	56	0
U.S. government-sponsored enterprise obligations	105,122	0	(96)
FDIC-backed certificates of deposit	1,925	5	0
FDIC-backed certificates of deposit	3,590	0	(9)

Total investments at December 31, 2010	$335,414	$209	$(136)

We have evaluated our investments as of June 30, 2011 and have determined that no investments with unrealized losses are other-than-temporarily impaired. No investments have been in a continuous loss position greater than one year.

Cash, Cash Equivalents and Investments

Cash and cash equivalents consist primarily of highly liquid investments in money market mutual funds, government-sponsored enterprise obligations, treasury bills, commercial paper and other money market securities with remaining maturities at date of purchase of 90 days or less. The carrying value of cash and cash equivalents at June 30, 2011 and December 31, 2010 was $180.9 million and $165.7 million, respectively. The carrying value approximates fair value at June 30, 2011 and December 31, 2010.

Investments, which are classified as available for sale at June 30, 2011, are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. Investments consist of government-sponsored enterprise obligations, treasury bills, FDIC-backed certificates of deposit and corporate bonds and notes. The fair value of our investments is determined as the exit price in the principal market in which we would transact. Level 1 instruments are valued based on quoted market prices in active markets and include treasury bills and money market funds. Level 2 instruments are valued based on quoted prices in markets that are not active, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency and include corporate bonds and notes, government-sponsored enterprise obligations and FDIC-backed certificates of deposit. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect our own assumptions in measuring fair value. As of June 30, 2011 and December 31, 2010 we had no Level 3 instruments. As of June 30, 2011 and December 31, 2010, the investments are recorded at amortized cost, which approximates fair market value. Generally, our investments have maturity dates up to two years from our date of purchase and active markets for these investments exist.

Restricted Cash

Pursuant to certain lease agreements, we are required to maintain cash reserves, classified as restricted cash. Long-term restricted cash totaled $2.6 million at June 30, 2011 and December 31, 2010. Long-term restricted cash is included in other assets in the condensed consolidated balance sheets and consists primarily of funds held as collateral for letters of credit for the security deposit on the leases of our corporate headquarters and is restricted until the end of the lease terms on July 31, 2014.

5. INVENTORY

Inventories consist primarily of hardware and related component parts and evaluation units located at customer locations, and are stated at the lower of cost (on a first-in, first-out basis) or market. Inventory is comprised of the following:

(in thousands)	June 30, 2011	December 31, 2010
Raw materials	$1,639	$1,972
Finished goods	10,303	10,424
Evaluation units	3,037	2,784

Total inventory	$14,979	$15,180

6. GOODWILL

Goodwill

Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets. We consider the acquired businesses additions to our product portfolio and not additional reporting units or operating segments. We record goodwill adjustments pursuant to changes to net assets acquired during the measurement period, which is generally up to one year from the date of acquisition. Goodwill was $25.1 million and $25.7 million at June 30, 2011 and December 31, 2010, respectively. The portion of goodwill associated with the acquisition of Global Protocols is deductible for income tax purposes.

7. DEFERRED REVENUE

Deferred revenue consisted of the following:

(in thousands)	June 30, 2011	December 31, 2010
Product	$5,778	$6,766
Support and services	127,890	108,771

Total deferred revenue	$133,668	$115,537

Reported as:
Deferred revenue, current	$103,301	$89,026
Deferred revenue, non-current	30,367	26,511

Total deferred revenue	$133,668	$115,537

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

9. LEASE COMMITMENTS

We lease our facilities under non-cancelable operating lease agreements. Future minimum commitments for these operating leases in place as of June 30, 2011 with a remaining non-cancelable lease term in excess of one year are as follows:

(in thousands)	June 30,
2011
2011 (the six months ending December 31)	$4,573
2012	9,512
2013	10,212
2014	9,037
2015	5,432
Thereafter	22,704

Total	$61,470

The terms of certain lease agreements provide for rental payments on a graduated basis. We recognize rent expense on a straight-line basis over the lease period and have accrued for rent expense incurred but not paid. Rent expense under operating leases was $2.9 million and $2.1 million for the three months ended June 30, 2011 and 2010 and $5.2 million and $4.2 million for the six months ended June 30, 2011 and 2010, respectively.

10. COMMON STOCK

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense for stock options, RSUs and the Purchase Plan recorded in our condensed consolidated statement of operations for the three and six months ended June 30, 2011 and 2010:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2011	2010	2011	2010
Cost of product	$266	$135	$486	$255
Cost of support and services	1,745	1,356	3,266	2,619
Sales and marketing	9,581	7,290	18,154	13,851
Research and development	6,775	4,943	13,350	9,050
General and administrative	5,188	3,991	10,240	7,390

Total	$23,555	$17,715	$45,496	$33,165

Share-Based Payments Valuation Assumptions

The fair value of options granted was estimated at the date of grant using the following assumptions:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Employee Stock Options
Expected life in years	4.2	4.5	4.2	4.5
Risk-free interest rate	1.5%	2.1%	1.5-1.7%	2.1-2.2%
Volatility	62%	52%	62%	52%
Weighted average fair value of grants	$16.80	$6.39	$18.33	$6.03

The fair value of Purchase Plan shares granted was estimated at the date of grant using the following assumptions:

	Three and six months ended June 30,
	2011	2010
Purchase Plan
Expected life in years	0.5-2.0	0.5-2.0
Risk-free interest rate	0.1%-0.6%	0.2%-0.8%
Volatility	49%-51%	44%-67%
Weighted average fair value of grants	$12.40	$6.07

Stock Options

As of June 30, 2011, total compensation cost related to stock options granted to employees and directors but not yet recognized was $45.3 million, net of estimated forfeitures. This cost will be recognized on a straight-line basis over the remaining weighted-average service period. Amortization in the three months ended June 30, 2011 and 2010 was $8.1 million and $9.3 million, respectively. Amortization in the six months ended June 30, 2011 and 2010 was $17.3 million and $18.7 million, respectively.

As of June 30, 2011, 11,406,000 shares were available for grant under the 2006 Equity Incentive Plan and the 2006 Director Stock Option Plan. As of June 30, 2011, 1,957,000 shares were available for grant under the 2009 Inducement Equity Incentive Plan.

Stock Purchase Plan

As of June 30, 2011, there was $10.6 million of total compensation cost, net of estimated forfeitures, left to be amortized under our Purchase Plan, which will be amortized over the remaining Purchase Plan offering period. Amortization in the three months ended June 30, 2011 and 2010 was $2.3 million and $1.9 million, respectively. Amortization in the six months ended June 30, 2011 and 2010 was $4.2 million and $3.9 million, respectively.

As of June 30, 2011, 1,513,000 shares were available under the Purchase Plan.

Restricted Stock Units

As of June 30, 2011, total unrecognized compensation cost related to non-vested RSUs to employees and directors was $103.0 million, net of estimated forfeitures. This cost will be recognized over the remaining weighted-average service period. Amortization in the three months ended June 30, 2011 and 2010 was $13.2 million and $6.4 million, respectively. Amortization in the six months ended June 30, 2011 and 2010 was $24.0 million and $10.5 million, respectively.

11. INCOME TAXES

Our effective tax rate was 45.1% and 41.5% for the three months ended June 30, 2011 and 2010, respectively, and 42.9% and 43.3% for the six months ended June 30, 2011 and 2010, respectively. Our income tax provision consists of federal, foreign, and state income taxes. The provision for income taxes for the three months ended June 30, 2011 and 2010 was $9.3 million, and $4.7 million, respectively. The provision for income taxes for the six months ended June 30, 2011 and 2010 was $18.3 million, and $5.8 million, respectively.

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

We recorded a deferred charge during the six months ended June 30, 2011 related to the deferral of income tax expense on intercompany profits that resulted from the sale of our intellectual property rights outside of North and South America to our Singapore subsidiary. The deferred charge is included in the Other Current Assets and the Other Assets lines of the condensed consolidated balance sheets in the amounts of $5.6 million and $19.6 million, respectively. The deferred charge will be amortized as a component of income tax expense over the 5 year economic life of the intellectual property.

During the six months ended June 30, 2011, we increased our liability for unrecognized income tax benefits by $9.3 million to $16.2 million for tax positions related to the current year. The unrecognized tax benefits that, if recognized, would impact the effective tax rate were $15.2 million as of June 30, 2011.

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

Revenue by geography is based on the billing address of the customer. The following table sets forth revenue by geographic area.

Revenue

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2011	2010	2011	2010
United States	$96,516	$63,820	$186,855	$122,131
Europe, Middle East and Africa	40,028	36,842	79,077	68,255
Rest of the World	33,751	25,565	67,926	48,264

Total revenue	$170,295	$126,227	$333,858	$238,650

13. LEGAL MATTERS

On June 1, 2011, we served Silver Peak Systems, Inc. with a lawsuit, filed in the United States District Court for the District of Delaware, alleging patent infringement. The lawsuit seeks unspecified damages and injunctive relief. On July 22, 2011, Silver Peak Systems denied the allegations and requested declaratory judgments of invalidity and non-infringement.

From time to time, we are involved in various legal proceedings, claims and litigation arising in the ordinary course of business. There are no currently pending legal proceedings at June 30, 2011 that, in the opinion of management, would have a material adverse effect on our financial position, results of operations or cash flows.

14. SUBSEQUENT EVENTS

Acquisition of Zeus Technology, Ltd.

On July 19, 2011, we entered into a share purchase agreement with the shareholders of Zeus Technology, Ltd. (Zeus). Pursuant to that agreement on July 19, 2011, we acquired all of the outstanding securities of Zeus, and Zeus became a wholly-owned subsidiary of Riverbed. The purchase price included an initial payment made (or caused to be made) of $110.0 million and a potential payment up to $30.0 million based on the achievement of certain bookings targets through July 31, 2012. Zeus delivers high performance application delivery control for virtual and cloud environments.

Acquisition of Aptimize, Ltd.

On July 11, 2011, we entered into a share purchase agreement with the shareholders of Aptimize Ltd. (Aptimize). Pursuant to that agreement on July 11, 2011, we acquired all of the outstanding securities of Aptimize, and Aptimize became a wholly-owned subsidiary of Riverbed. Aptimize is a leader in web content optimization.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q. The information in this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Such forward-looking statements include statements related to: our business and strategy, trends affecting our business and financial results, international expansion plans, growth of our revenue, costs and expenses (including sales and marketing expenses), our acquisitions. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. For example, words such as “may,” “will,” “could,” “should,” “estimates,” “predicts,” “potential,” “continue,” “strategy,” “believes,” “anticipates,” “plans,” “expects,” “intends” and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those discussed elsewhere in this Form 10-Q in the section titled “Risk Factors” and the risks discussed in our other SEC filings. We disclaim any obligation to publicly release any revisions or updates to the forward-looking statements after the date of this Form 10-Q.

Overview

We were founded in May 2002 by experienced industry leaders with a vision to improve the performance of wide-area distributed computing. Having significant experience in caching technology, our executive management team understood that existing approaches failed to address adequately all of the root causes of this poor performance. We determined that these performance problems could be best solved by simultaneously addressing inefficiencies in software applications and wide-area networks (WANs) as well as insufficient or unavailable bandwidth. This innovative approach served as the foundation of the development of our products. We began commercial shipments of our products in May 2004 and have since sold our products to over 14,000 customers worldwide. We offer several product lines including Steelhead appliances, Central Management Console, Interceptor, Steelhead Mobile, Whitewater and Cascade products.

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

Riverbed is a leader in the WAN optimization market through our Steelhead product line. Our Steelhead appliances consist of our proprietary software that is delivered as appliances on a purpose-built hardware computing platform, and as software for end users for public and private cloud environments. We sell different Steelhead appliances to address the needs of customers ranging from small office deployments to large headquarters and data center locations. In addition to WAN optimization functionality, Steelhead appliances support the RSP, a virtualized environment within Steelhead appliances upon which third-party applications can be installed.

In 2009, we added the Cascade product line through our acquisition of Mazu Networks. The Cascade product line helps organizations manage, secure and optimize the availability and performance of global applications. The acquisition allows us to meet enterprise and service provider customer demands by extending our suite of WAN optimization products to include global application performance, reporting and analytics.

In 2010, we introduced our Whitewater product that is engineered for the public cloud. Our Whitewater product is a cloud storage accelerator, designed to accelerate, de-duplicate, and secure data that is to be stored in the public cloud.

In July 2011, we announced the acquisitions of Zeus Technology, Ltd. (Zeus) and Aptimize Ltd. (Aptimize) which expanded our products and technology to compete in the virtual application delivery controller (ADC) market. Zeus pioneered the development of software-based highly scalable ADCs that deliver high-performance software-based load balancing and traffic management solutions for virtual and cloud environments. Aptimize is a market leader in web content optimization, an innovative new technology area that allows customers to deliver both internal web applications, like SharePoint, and external web applications, like e-commerce websites, much faster.

Increase market awareness

To generate increased demand for our products, we will continue promoting our brand and the effectiveness of our comprehensive WAN optimization solution.

Scale our sales force and distribution channels

Growth in revenue and increase in market share are key goals for us. We intend to expand our direct sales force and leverage our indirect channels to extend our geographic reach and market penetration. We sell our products directly through our sales force and indirectly through channel partners. We derived 95% of our revenue through indirect channels in the first six months of 2011. We expect revenue from channel partners to continue to constitute a substantial majority of our future revenue.

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

Revenue

Our revenue has grown rapidly since we began shipping products in May 2004, increasing from $2.6 million in 2004 to $551.9 million in 2010. Revenue grew by 40% in the six months ended June 30, 2011 to $333.9 million from $238.7 million in the six months ended June 30, 2010. We believe that our revenue growth in 2009 and 2010, during periods in which the global macroeconomic environment negatively impacted many businesses, is a positive sign that our products have a significant value proposition to our customers and that the WAN optimization market is still expanding.

Costs and Expenses

Operating expenses consist of sales and marketing, research and development, general and administrative expenses, and acquisition-related costs. Personnel-related costs, including stock-based compensation, are the most significant component of each of these expense categories. As of June 30, 2011, we had 1,389 employees, an increase of 26% from 1,102 employees at June 30, 2010. The increase in employees is the most significant driver behind the increase in costs and operating expenses from the six months ended June 30, 2010 to the six months ended June 30, 2011. The increase in employees was required to support our increased revenue. The timing and number of additional hires has and could materially affect our operating expenses, both in absolute dollars and as a percentage of revenue, in any particular period.

Stock-based Compensation Expense

Stock-based compensation expense and related payroll taxes were $25.1 million and $18.3 million in the three months ended June 30, 2011 and 2010, respectively, and $49.2 million and $34.2 million in the six months ended June 30, 2011 and 2010, respectively. We expect to continue to incur significant stock-based compensation expense and anticipate further growth in stock-based compensation expense as our employee base grows because we expect stock-based compensation to continue to play an important part in the overall compensation structure for our employees.

Stock-based compensation expense and related payroll tax was as follows:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Cost of product	$286	$141	$554	$266
Cost of support and services	1,892	1,398	3,604	2,682
Sales and marketing	10,135	7,575	19,695	14,321
Research and development	7,384	5,102	14,690	9,333
General and administrative	5,365	4,072	10,619	7,560

Total stock-based compensation expense and related payroll taxes	$25,062	$18,288	$49,162	$34,162

Acquisitions

During fiscal 2010, we acquired two companies to expand our product offerings. These acquisitions were not significant, individually or in the aggregate. Combined, the total purchase price for these acquisitions was approximately $26.3 million, which was paid in cash. The purchase price allocation for these acquisitions included $13.8 million of goodwill, $13.5 million of identifiable intangible assets, $3.3 million of in-process research and development intangible assets, $2.2 million of acquired debt, paid down at the acquisition date, and $3.5 million of net tangible liabilities. The results of operations of these companies are included in our condensed consolidated results for the period subsequent to the acquisition date. In the six months ended June 30, 2011, we recognized $6.2 million in revenue, from the sale of these acquired companies’ products and services and we recognized $5.1 million of operating expenses, which included $1.9 million of acquisition-related intangible amortization, and $0.5 million of stock-based compensation costs.

During the first half of 2011, we recorded $1.4 million of acquisition-related costs, which included transaction and integration costs related to acquisitions completed during the third quarter of 2011.

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

The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following: revenue recognition, accounting for business combinations, stock-based compensation, accounting for income taxes, inventory valuation and allowances for doubtful accounts. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our year ended December 31, 2010 for a more complete discussion of our critical accounting policies and estimates including revenue recognition, goodwill, intangible assets and impairment assessments, stock-based compensation, accounting for income taxes, inventory valuation and allowances for doubtful accounts. Our critical accounting policies have been discussed with the Audit Committee of the Board of Directors. We believe there have been no material changes to our critical accounting policies and estimates during the three and six months ended June 30, 2011, compared to those discussed in our Form 10-K for the year ended December 31, 2010.

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

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2011	2010	2011	2010
Total Revenue	$170,295	$126,227	$333,858	$238,650
Total Revenue by Type:
Product	$116,860	$84,505	$229,012	$159,242
Support and services	$53,435	$41,722	$104,846	$79,408
% Revenue by Type:
Product	69%	67%	69%	67%
Support and services	31%	33%	31%	33%
Total Revenue by Geography:
United States	$96,516	$63,820	$186,855	$122,131
Europe, Middle East and Africa	$40,028	$36,842	$79,077	$68,255
Rest of the World	$33,751	$25,565	$67,926	$48,264
% Revenue by Geography:
United States	57%	51%	56%	51%
Europe, Middle East and Africa	23%	29%	24%	29%
Rest of the World	20%	20%	20%	20%
Total Revenue by Sales Channel:
Direct	$9,705	$6,982	$17,960	$16,278
Indirect	$160,590	$119,245	$315,898	$222,372
% Revenue by Sales Channel:
Direct	6%	6%	5%	7%
Indirect	94%	94%	95%	93%

Quarter Ended June 30, 2011 Compared to the Quarter Ended June 30, 2010: Product revenue increased by 38% in the three months ended June 30, 2011 as compared to the three months ended June 30, 2010, due primarily to an increase in unit volume from increasing sales to existing customers and the addition of new customers. We believe the market for our products has grown due to increased market awareness of WAN optimization and an increase in distributed organizations, which increases dependence on timely access to data and applications.

Substantially all of our customers purchase support when they purchase our products. Support and services revenue increased 28% in the three months ended June 30, 2011 as compared to the three months ended June 30, 2010. As our customer base grows, we expect our revenue generated from support and services to increase; however, we expect the renewal rate of support contracts by existing customers to remain level.

In the three months ended June 30, 2011 and June 30, 2010, we derived 94% of our revenue from indirect channels. We expect indirect channel revenue to continue to be a substantial majority of our revenue.

We generated 43% of our revenue in the three months ended June 30, 2011 from international locations, compared to 49% in the three months ended June 30, 2010. We continue to expand into international locations and introduce our products in new markets and expect international revenue to increase in dollar amount over time.

Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010: Product revenue increased by 44% in the six months ended June 30, 2011 over the same period in the prior year due primarily to an increase in unit volume from sales to new customers and additional purchases by existing customers.

Support and services revenue increased by 32% in the six months ended June 30, 2011 over the same period in the prior year due to higher first year support sales from higher product sales and the continued renewal of support contracts by our existing customers.

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

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2011	2010	2011	2010
Revenue:
Product	$116,860	$84,505	$229,012	$159,242
Support and services	53,435	41,722	104,846	79,408

Total revenue	170,295	126,227	333,858	238,650

Cost of revenue:
Cost of product	23,683	18,612	47,418	35,244
Cost of support and services	16,415	12,364	31,635	23,598

Total cost of revenue	40,098	30,976	79,053	58,842

Gross profit	$130,197	$95,251	$254,805	$179,808

Gross margin for product	80%	78%	79%	78%
Gross margin for support and services	69%	70%	70%	70%
Total gross margin	76%	75%	76%	75%

Quarter Ended June 30, 2011 Compared to the Quarter Ended June 30, 2010: The total cost of revenue increased $9.1 million in the three months ended June 30, 2011 compared to the three months ended June 30, 2010. The cost of product sold increased $5.1 million primarily due to an increase in unit volume associated with higher revenue. Cost of support and services revenue increased $4.1 million as we added more technical support headcount domestically and abroad to support our growing customer base. Technical support and services headcount was 183 employees as of June 30, 2011 compared to 151 employees as of June 30, 2010.

Gross margins increased to 76% in the three months ended June 30, 2011 from 75% in the three months ended June 30, 2010. Product gross margins increased to 80% in the three months ended June 30, 2011 from 78% in the three months ended June 30, 2010 as a result of volume leverage and favorable product mix. Gross margins for support and services decreased slightly to 69% as we increased personnel costs to support a growing customer base.

Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010: The total cost of revenue increased $20.2 million in the six months ended June 30, 2011 compared to the six months ended June 30, 2010. The increase in cost of product revenue of $12.2 million was due primarily to increased unit volume associated with higher revenue. Cost of support and services revenue increased $8.0 million due to increased personnel related costs as a result of increased headcount.

Gross margins increased to 76% in the six months ended June 30, 2011 from 75% in the six months ended June 30, 2010. Product gross margins increased to 79% in the six months ended June 30, 2011 from 78% in the six months ended June 30, 2010 as a result of volume leverage and favorable product mix. Gross margins for support and services remained at 70%.

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

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2011	2010	2011	2010
Sales and marketing expenses	$63,737	$51,990	$124,821	$102,058
Percent of total revenue	37%	41%	37%	43%

Quarter Ended June 30, 2011 Compared to the Quarter Ended June 30, 2010: Sales and marketing expenses increased by $11.7 million, or 22.6%, in the three months ended June 30, 2011 compared to the three months ended June 30, 2010 primarily due to increases in personnel costs of $8.0 million. The increase in personnel costs, which include salaries, commissions, bonuses and related benefits and stock-based compensation, was primarily due to headcount increasing to 628 employees as of June 30, 2011 from 512 employees as of June 30, 2010 .

Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010: The increase in sales and marketing expenses for the six months ended June 30, 2011 compared to the six months ended June 30, 2010 of $22.8 million is primarily due to increases in personnel costs of $15.5 million, increases in marketing costs of $2.1 million and increases in travel and entertainment expenses of $1.8 million.

Research and Development Expenses

Research and development (R&D) expenses primarily include personnel costs and facilities costs. We expense R&D costs as incurred. We are devoting substantial resources to the continued development of additional functionality for existing products and the development of new products. We intend to continue to invest significantly in our R&D efforts because we believe they are essential to maintaining our competitive position. Investments in R&D personnel costs are expected to increase in dollar amount.

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2011	2010	2011	2010
Research and development expenses	$29,942	$20,664	$58,251	$39,549
Percent of total revenue	18%	16%	17%	17%

Quarter Ended June 30, 2011 Compared to the Quarter Ended June 30, 2010: R&D expenses increased by $9.3 million, or 44.9%, in the three months ended June 30, 2011 compared to the three months ended June 30, 2010 primarily due to increases in personnel costs of $4.6 million and outside services of $1.3 million. The increase in personnel costs, which include salaries, bonuses and related benefits and stock-based compensation, was primarily due to headcount increasing to 384 employees as of June 30, 2011 from 293 employees as of June 30, 2010.

Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010: The increase in R&D expenses for the six months ended June 30, 2011 compared to the six months ended June 30, 2010 of $18.7 million is primarily due to an increase in personnel costs of $11.4 million, outside services of $2.4 million and facilities and information technology costs of $1.1 million.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation for personnel and facilities costs related to our executive, finance, human resources, information technology and legal organizations, and fees for professional services. Professional services include legal, audit and information technology consulting costs.

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2011	2010	2011	2010
General and administrative expenses	$14,913	$11,569	$28,596	$22,315
Percent of total revenue	9%	9%	9%	9%

Quarter Ended June 30, 2011 Compared to the Quarter Ended June 30, 2010: General and administrative expenses increased by $3.3 million, or 28.9%, in the three months ended June 30, 2011 compared to the three months ended June 30, 2010 due to an increase in personnel costs of $1.8 million. The increase in personnel costs, which include salaries, bonuses and related benefits and stock-based compensation, was primarily due to headcount increasing to 166 employees as of June 30, 2011 from 127 employees as of June 30, 2010.

Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010: The increase of $6.3 million in general and administrative expenses for the six months ended June 30, 2011 compared to the six months ended June 30, 2010 is primarily due to an increase in personnel costs of $4.2 million and outside services of $1.3 million.

Acquisition-Related Costs

Quarter Ended June 30, 2011 Compared to the Quarter Ended June 30, 2010: The acquisition-related costs recorded in the three months ended June 30, 2011 include $1.4 million of transaction and integration costs related to acquisitions completed during the third quarter of 2011. There were no acquisition-related costs recorded in the three months ended June 30, 2010.

Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010: The acquisition-related costs recorded in the first six months of 2011 include $1.4 million of transaction and integration costs related to acquisitions completed during the third quarter of 2011. The acquisition-related costs recorded in the first six months of 2010 include changes in the fair value of the acquisition-related contingent consideration. The final liability for contingent consideration relating to the Mazu acquisition, which was determined pursuant to the achievement of certain bookings targets through March 31, 2010, was paid during the third quarter of 2010. During the six months ended June 30, 2010, we recognized $2.7 million of acquisition-related costs due to the change in fair value of acquisition-related contingent consideration to be distributed directly to the Mazu shareholders.

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

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2011	2010	2011	2010
Interest income	$427	$223	$869	$482
Other	(86)	(39)	(30)	(183)

Total other income, net	$341	$184	$839	$299

Quarter Ended June 30, 2011 Compared to the Quarter Ended June 30, 2010: Other income, net increased in the three months ended June 30, 2011 compared to the three months ended June 30, 2010 primarily due to increased interest income on higher average interest rates on higher investment balances. Weighted average interest rates applicable to our cash and investment balances increased to 0.3% in the three months ended June 30, 2011 compared to 0.2% in the three months ended June 30, 2010.

Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010: Other income, net, increased in the six months ended June 30, 2011 due to increased interest income on cash and investment balances as a result of declining interest rates. Weighted average interest rates applicable to our cash and investment balances increased to 0.3% in the six months ended June 30, 2011 compared to 0.1% in the six months ended June 30, 2010. Other expense primarily represents foreign exchange losses on foreign currency denominated liabilities.

Provision for Income Taxes

The provision for income taxes for the three months ended June 30, 2011 and 2010 was $9.3 million and $4.7 million, respectively. Our income tax provision consists of federal, foreign, and state income taxes. Our effective tax rate was 45.1% and 41.5% for the three months ended June 30, 2011 and 2010, respectively, and 42.9% and 43.3% for the six months ended June 30, 2011 and 2010, respectively.

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

We recorded a deferred charge during the six months ended June 30, 2011 related to the deferral of income tax expense on intercompany profits that resulted from the sale of our intellectual property rights outside of North and South America to our Singapore subsidiary. The deferred charge is included in the Other Current Assets and the Other Assets lines of the condensed consolidated balance sheets in the amounts of $5.6 million and $19.6 million, respectively. The deferred charge will be amortized as a component of income tax expense over the 5 year economic life of the intellectual property.

Our effective tax rate for the three months ended June 30, 2011 is higher when compared to the same period in the prior year primarily due to the income tax expense on intercompany profits that resulted from the sale of our intellectual property rights outside of North and South America to our Singapore subsidiary in the current year and the current year impact of stock-based compensation related to our foreign subsidiaries.

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

We occasionally record valuation allowances for deferred tax assets established in purchase accounting. In the future, we may conclude that it is more likely than not that the deferred tax assets will be realized based on expectations of taxable income and other factors. This would result in a reduction of the valuation allowance and a decrease to income tax expense for the period such determination is made.

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

During the six months ended June 30, 2011, we increased our liability for unrecognized income tax benefits by $9.3 million to $16.2 million for tax positions related to the current year. The unrecognized tax benefits that, if recognized, would impact the effective tax rate were $15.2 million as of June 30, 2011.

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

Liquidity and Capital Resources

(in thousands)	As of	As of
	June 30,	December 31,
	2011	2010
Working capital	$499,565	$374,898
Cash and cash equivalents	$180,898	$165,726
Short and long-term investments	$430,227	$335,414

	Six months ended
	June 30,
(in thousands)	2011	2010
Cash provided by operating activities	$56,720	$71,238
Cash used in investing activities	$(104,139)	$(34,009)
Cash provided by financing activities	$62,157	$30,107

Cash and Cash Equivalents

Cash and cash equivalents consist of money market mutual funds, government-sponsored enterprise obligations, treasury bills, commercial paper and other money market securities with remaining maturities at date of purchase of 90 days or less.

Short and long-term investments consist of government-sponsored enterprise obligations, treasury bills and corporate bonds and notes. The fair value of investments is determined as the exit price in the principal market in which we would transact. The fair value of our investments has not materially fluctuated from historical cost. The accumulated unrealized losses, net of tax, on investments recognized in accumulated other comprehensive income in our stockholders’ equity as of June 30, 2011 is $0.1 million. The recent volatility in the credit markets has increased the risk of material fluctuations in the fair value of investments.

Cash and cash equivalents, short-term investments and long-term investments increased by $110.0 million in the six months ended June 30, 2011 to $611.1 million.

Pursuant to certain lease agreements and as security for our merchant services agreement with our financial institution, we are required to maintain cash reserves, classified as restricted cash. Long-term restricted cash totaled $2.6 million at June 30, 2011 and December 31, 2010. Long-term restricted cash is included in other assets in the condensed consolidated balance sheets and consists primarily of funds held as collateral for letters of credit for the security deposit on the leases of our corporate headquarters and is restricted until the end of the lease terms on July 31, 2014.

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

Cash provided by operating activities was $56.7 million in the six months ended June 30, 2011 a decrease of $14.5 million compared to $71.2 million in the six months ended June 30, 2010. The decrease in cash flow from operating activities was primarily due to a decrease in cash flow of $8.4 million from operations after adjusting for non-cash items, primarily related to an increase in cash used for excess tax benefits from employee stock plans, and a $22.9 million decrease from the change in operating assets and liabilities, primarily increases in trade receivables and prepaid taxes.

Cash Flows used in Investing Activities

Cash flows used in investing activities primarily relate to purchases of investments, net of sales and maturities and capital expenditures.

Cash used in investing activities increased by $70.1 million to $104.1 million in the six months ended June 30, 2011 compared to $34.0 million in the six months ended June 30, 2010. The increase in cash used in investing activities is primarily due to increased proceeds from the sales and maturities of securities of $9.1 million offset by increased use of cash from purchases of securities of $76.9 million.

Cash provided by Financing Activities

Cash provided by financing activities in the six months ended June 30, 2011 totaled $62.2 million and consisted of proceeds from the issuance of common stock of $38.0 million and excess tax benefit from employee stock plans of $34.2 million offset by cash used to net share settle equity awards of $10.1 million.

We believe that our net proceeds from operations, together with our cash balance at June 30, 2011, will be sufficient to fund our projected operating requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of expansion into new territories, the timing of introductions of new products and enhancements to existing products, and the continuing market acceptance of our products. In the future, we may enter into other arrangements for potential investments in, or acquisitions of, complementary businesses, services or technologies, which could require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Contractual Obligations

The following is a summary of our contractual obligations as of June 30, 2011:

	Total	Remaining six months of 2011	2012	2013	2014	2015	Thereafter
	(in thousands)
Contractual Obligations
Operating leases	$61,470	$4,573	$9,512	$10,212	$9,037	$5,432	$22,704
Purchase obligations (1)	$11,469	11,460	9	0	0	0	0

Total contractual obligations	$72,939	$16,033	$9,521	$10,212	$9,037	$5,432	$22,704

(1)	Represents amounts associated with agreements that are enforceable, legally binding and specify terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of payment. Obligations under contracts that we can cancel without a significant penalty are not included in the table above.

Off-Balance Sheet Arrangements

At June 30, 2011 and December 31, 2010, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes, nor did we have any undisclosed material transactions or commitments involving related persons or entities.

Other

At June 30, 2011 and December 31, 2010, we did not have commercial commitments under lines of credit, standby repurchase obligations or other such debt arrangements.

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

Interest Rate Sensitivity

We had unrestricted cash and cash equivalents, and investments totaling $611.1 million and $501.1 million at June 30, 2011 and December 31, 2010, respectively. Cash and cash equivalents of $180.9 million and $165.7 million at June 30, 2011 and December 31, 2010, respectively, are held for working capital purposes and include highly liquid investments with a maturity of ninety days or less at the time of purchase. Cash equivalents consist primarily of money market mutual funds, government-sponsored enterprise obligations, treasury bills, and other money market securities. Investments of $430.2 million and $335.4 million at June 30, 2011 and December 31, 2010, respectively, consist of government-sponsored enterprise obligations, treasury bills, FDIC-backed certificates of deposit and corporate bonds and notes.

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

Evaluation of Disclosure Controls and Procedures

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2011, the end of the period covered by this quarterly report on Form 10-Q. This controls evaluation was done under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO).

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

Based upon the controls evaluation, our CEO and CFO have concluded that as of June 30, 2011, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission and to ensure that material information relating to us and our consolidated subsidiaries is made known to management, including the CEO and CFO.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the second quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting means a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

On June 1, 2011, we served Silver Peak Systems, Inc. with a lawsuit, filed in the United States District Court for the District of Delaware, alleging patent infringement. The lawsuit seeks unspecified damages and injunctive relief. On July 22, 2011, Silver Peak Systems denied the allegations and requested declaratory judgments of invalidity and non-infringement.

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

Our quarterly and annual operating results have varied significantly in the past and could vary significantly in the future, which makes it difficult for us to predict our future operating results. Our operating results may fluctuate due to a variety of factors, many of which are outside of our control, including the changing and volatile U.S., European and global economic environment, and any of which may cause our stock price to fluctuate. As a result, comparing our operating results on a period-to-period basis may not be meaningful. You should not rely on our past results as an indication of our future performance. In addition, revenues in any quarter are largely dependent on customer contracts entered into during that quarter. Moreover, a significant portion of our quarterly sales typically occurs during the last month of the quarter, and sometimes within the last few weeks or days of the quarter. As a result, our quarterly operating results are difficult to predict even in the near term and a delay in an anticipated sale past the end of a particular quarter may negatively impact our results of operations for that quarter, or in some cases, that year. A delay in the recognition of revenue, even from just one account, may have a significant negative impact on our results of operations for a given period. If our revenue or operating results fall below the expectations of investors or securities analysts or below any guidance we may provide to the market, as has occurred recently and at other times in the past, the price of our common stock could decline substantially. Such a stock price decline could occur, and has occurred in the past, even when we have met our publicly stated revenue and/or earnings guidance.

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

•	fluctuations in sales cycles and prices for our products and services;

•	reductions in customers’ budgets for information technology purchases and delays in their purchasing cycles;

•	general economic or political conditions in our domestic and international markets, in particular the recent deficit spending and government debt issues surrounding the U.S. and Eurozone economies;

•	limited visibility into customer spending plans;

•	changing market conditions, including current and potential customer consolidation;

•	customer or partner concentration. For example, one value-added distributor represented more than 10% of our revenue and trade receivable balance at June 30, 2011;

•	variation in sales channels, product costs or mix of products sold;

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

•

our ability to successfully integrate any businesses that we acquire, especially where those acquisitions result in our entering new markets. For example, in July 2011 we acquired Zeus Technology Ltd., a company that delivers high-performance software-based load balancing and traffic management solutions for virtual and cloud environments, and Aptimize Ltd., a web content optimization company;

•	unpredictability in the development of core, new or adjacent markets, including the public cloud computing market and including any markets that we enter as a result of acquisitions;

•	the timing of product releases or upgrades by us or by our competitors;

•	any significant changes in the competitive dynamics of our markets, including new entrants or substantial discounting of products;

•	our ability to control costs, including our operating expenses and the costs of the components we purchase;

•	any component shortages or price fluctuations in our supply chain;

•	our ability to establish and maintain successful relationships with channel partners, and the effectiveness of any changes we make to our distribution model;

•	any decision to increase or decrease operating expenses in response to changes in the marketplace or perceived marketplace opportunities;

•	our ability to derive benefits from our investments in sales, marketing, engineering or other activities;

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

Our business depends on the overall demand for information technology, and in particular for WAN optimization, and on the economic health and general willingness of our current and prospective customers, both enterprises and government organizations to make capital commitments. These government organizations include non-U.S. as well as U.S. federal, state and local organizations. If the conditions in the U.S. and global economic environment, including the economies of any international markets that we serve, remain uncertain or continue to be volatile, or if they deteriorate further, our business, operating results, and financial condition would likely be materially adversely affected. For example, U.S. government deficit spending and debt levels, as well as actions taken by the U.S. Congress relating to these matters, could negatively impact the U.S. and global economies and adversely affect our financial results. In addition, our financial results could be negatively impacted by the continuing uncertainty surrounding, or any deterioration relating to, the debt levels or growth prospects for Eurozone economies. Economic weakness, customer financial difficulties and constrained spending on IT initiatives have resulted, and may in the future result, in challenging and delayed sales cycles and could negatively impact our ability to forecast future periods. In addition, the markets we serve are emerging and the purchase of our products involves material changes to established purchasing patterns and policies. The purchase of our products is often discretionary and may involve a significant commitment of capital and other resources. In addition, our operating expenses are largely based on anticipated revenue trends and a high percentage of our expenses are, and will continue to be, fixed in the short-term. Uncertainty about future economic conditions makes it difficult to forecast operating results and to make decisions about future investments. Weak or volatile economic conditions would likely harm our business and operating results in a number of ways, including information technology spending reductions among customers and prospects, longer sales cycles, lower prices for our products and services and reduced unit sales. A reduction in information technology spending could occur or persist even if economic conditions improve. In addition, any increase in worldwide commodity prices may result in higher component prices and increased shipping costs, both of which may negatively impact our financial results.

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

Competitive products may in the future have better performance, more and/or better features, lower prices and broader acceptance than our products. Many of our current or potential competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, sales, marketing and other resources than we do. Potential customers may prefer to purchase from their existing suppliers rather than a new supplier regardless of product performance or features. Currently, in the WAN Optimization market we face competition from a number of established companies, including Cisco Systems, Blue Coat Systems, Citrix Systems, Juniper Networks and F5 Networks. We also face competition from a large number of smaller private companies and new market entrants. In the Network Performance Management market, our Cascade product line primarily competes with Netscout, Computer Associates (NetQos) and OpNet. As a result of our July 2011 acquisitions of Zeus and Aptimize, we face competition from F5 Networks and Citrix Systems.

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

The timing of our revenue is difficult to predict. Our sales efforts involve educating our customers about the use and benefit of our products, including their technical capabilities and potential cost savings to an organization. Customers typically undertake a significant evaluation process that has in the past resulted in a lengthy sales cycle, in some cases over twelve months. Also, as our channel model distribution strategy evolves, utilizing value-added resellers, value-added distributors, systems integrators and service providers, the level of variability in the length of sales cycle across transactions may increase and make it more difficult to predict the timing of many of our sales transactions. We spend substantial time and money in our sales efforts without any assurance that these endeavors will produce any sales. Even after making the decision to purchase, customers may deploy our products slowly and deliberately. In addition, product purchases are frequently and increasingly subject to budget constraints, multiple approvals, and unplanned administrative, processing and other delays. Customers may also defer purchases as a result of anticipated or announced releases of new products or enhancements by our competitors or by us. Product purchases may be, and in the recent past have been, delayed by the volatile U.S. and global economic environment, which introduced additional risk into our ability to accurately forecast sales in a particular quarter. If sales expected from a specific customer for a particular quarter are not realized in that quarter or at all, revenue will be harmed and we may miss our stated guidance for that period.

Acquisitions could disrupt our business and cause dilution to our stockholders.

In February 2009, we acquired Mazu Networks, Inc. In October 2010 and November 2010, we acquired CACE Technologies, Inc. and Global Protocols LLC, respectively. In July 2011 we acquired Zeus Technology Ltd. and Aptimize Ltd. In the future we may acquire other businesses, products or technologies. Our ability as an organization to integrate acquisitions is unproven. Any acquisitions that we complete may not ultimately strengthen our competitive position or achieve our goals, or the acquisition may be viewed negatively by customers, financial markets or investors. In addition, we may encounter difficulties in integrating personnel, operations, technologies or products from the acquired businesses and in retaining and motivating key personnel from these businesses. We may also encounter difficulties in maintaining uniform standards, controls, procedures and policies across locations, or in managing geographically or culturally diverse locations. We may experience significant problems or liabilities associated with acquired or integrated product quality or technology. Acquisitions may disrupt our ongoing operations, divert management from day-to-day responsibilities and increase our expenses. Acquisitions may reduce our cash available for operations and other uses and could result in an increase in amortization expense related to identifiable assets acquired, potentially dilutive issuances of equity securities or the incurrence of debt.

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

We depend on our ability to protect our proprietary technology. We rely on trade secret, patent, copyright and trademark laws and confidentiality agreements with employees and third parties, all of which offer only limited protection. Despite our efforts, the steps we have taken to protect our proprietary rights may not be adequate to preclude misappropriation of our proprietary information or infringement of our intellectual property rights, and our ability to police such misappropriation or infringement is uncertain, particularly in countries outside of the U.S. Further, with respect to patent rights, we do not know whether any of our pending patent applications will result in the issuance of patents or whether the examination process will require us to narrow our claims, and even if patents are issued, they may be contested, circumvented or invalidated over the course of our business. The invalidation of any of our key patents could benefit our competitors by allowing them to more easily design products similar to ours. Moreover, the rights granted under any issued patents may not provide us with proprietary protection or competitive advantages, and competitors may in any event be able to develop similar or superior technologies to our own now or in the future. Protecting against the unauthorized use of our products, trademarks and other proprietary rights is expensive, difficult and, in some cases, impossible. Litigation has been necessary in the past and may be necessary in the future to enforce or defend our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. For example, in the third quarter of 2008 we settled a patent infringement lawsuit with Quantum Corporation where both we and Quantum asserted that the other party infringed a patent or patents. In addition, in the second quarter of 2011 we filed a patent infringement lawsuit against Silver Peak Systems. Intellectual property litigation has resulted, and may in the future result, in substantial costs and diversion of management resources, and may in the future harm our business, operating results and financial condition. Furthermore, many of our current and potential competitors have the ability to dedicate substantially greater resources to enforce their intellectual property rights than we do. Accordingly, despite our efforts, we may not be able to prevent third parties from infringing upon or misappropriating our intellectual property.

Claims by others that we infringe their proprietary technology could harm our business.

Our industry is, and any industry or market that we may enter in the future may be, characterized by the existence of a large number of patents and frequent claims and related litigation regarding patent and other intellectual property rights. In the ordinary course of our business, we are involved in disputes and licensing discussions with others regarding their claimed proprietary rights and we cannot assure you that we will always successfully defend ourselves against such claims. Third parties have claimed and may in the future claim that our products or technology infringe their proprietary rights. For example, in the third quarter of 2008 we settled a patent infringement lawsuit with Quantum Corporation. We expect that infringement claims may increase as the number of products and competitors in any of our markets increases and overlaps occur. In addition, as we have gained greater visibility and market exposure as a public company, we face a higher risk of being the subject of intellectual property infringement claims. Any claim of infringement by a third party, even those without merit, could cause us to incur substantial legal costs defending against the claim, and could distract our management from our business. Furthermore, we could be subject to a judgment or voluntarily enter into a settlement, either of which could require us to pay substantial damages. A judgment or settlement could also include an injunction or other court order that could prevent us from offering our products. In addition, we might elect or be required to seek a license for the use of third-party intellectual property, which may not be available on commercially reasonable terms or at all, or if available, the payments under such license may harm our operating results and financial condition. Alternatively, we may be required to develop non-infringing technology, which could require significant effort and expense and may ultimately not be successful. Any of these events could seriously harm our business, operating results and financial condition. Third parties may also assert infringement claims against our customers and channel partners. Any of these claims would require us to initiate or defend potentially protracted and costly litigation on their behalf, regardless of the merits of these claims, because we generally indemnify our customers and channel partners from claims of infringement of proprietary rights of third parties. If any of these claims succeed, or if we voluntarily enter into a settlement, we may be forced to pay damages on behalf of our customers or channel partners, which could have a material adverse effect on our business, operating results and financial condition.

Our international sales and operations subject us to additional risks that may harm our operating results.

In the second quarter of 2011, we derived approximately 43% of our revenue from customers outside the U.S. We have personnel in numerous countries worldwide. We expect to continue to add personnel in additional countries. Our international sales and operations subject us to a variety of risks, including:

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

Some of our business partners also have international operations and are subject to the risks described above. Even if we are able to successfully manage the risks of international operations, our business may be adversely affected if our business partners are not able to successfully manage these risks.

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

Our success is substantially dependent upon the performance of our senior management and key technical and sales personnel. For example, we believe that our sales execution in the EMEA region in the second quarter of 2011 was negatively impacted by the absence of a dedicated senior sales executive for the region. Our management and employees can terminate their employment at any time, and the loss of the services of one or more of our executive officers or other key employees could harm our business. Our success also is substantially dependent upon our ability to attract additional personnel for all areas of our organization, particularly in our sales, research and development and customer service departments. Competition for qualified personnel is intense, and we may not be successful in attracting and retaining such personnel on a timely basis, on competitive terms, or at all. Additionally, fluctuations or a sustained decrease in the price of our stock could affect our ability to attract and retain key personnel. When our stock price declines, our equity incentive awards may lose retention value, which may negatively affect our ability to attract and retain such key personnel. If we are unable to attract and retain the necessary technical, sales and other personnel on a cost-effective basis, our business, operating results and financial condition would be adversely affected.

We may not generate positive returns on our research and development investments.

Developing our products is expensive, and the investment in product development may involve a long payback cycle or may not generate additional revenue at all. In the second quarter of 2011, our research and development expenses were $29.9 million, or approximately 18% of our total revenue. Our future plans include significant investments in research and development and related product opportunities. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. These investments may take several years to generate positive returns, if ever.

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

We may not be able to anticipate future market needs or be able to develop new products or product enhancements to meet such needs, either on a timely basis or at all. For example, our failure to address additional application-specific protocols, particularly if our competitors are able to provide such functionality, could harm our business. In addition, our inability to diversify beyond our current product offerings could adversely affect our business. Any new products or product enhancements that we introduce, including by way of acquisitions, may not achieve any significant degree of market acceptance or be accepted into our sales channel by our channel partners, which would adversely affect our business and operating results. In addition, the introduction of new products or product enhancements may shorten the life cycle of our existing products, or replace sales of some of our current products, thereby offsetting the benefit of even a successful product introduction, or may cause customers to defer purchasing our existing products in anticipation of the new or enhanced products, any of which could adversely affect our business and operating results.

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

Our products, including software product upgrades and releases, are highly technical and complex and, when deployed, are critical to the operation of many networks. Our products have contained and may contain undetected errors, defects or security vulnerabilities. In particular, new products and product platforms may be subject to increased risk of hardware issues. Some errors in our products may be discovered only after a product has been installed and used by customers. Some of these errors may be attributable to third-party technologies incorporated into our products, which makes us dependent upon the cooperation and expertise of such third parties for the diagnosis and correction of such errors. The diagnosis and correction of third-party technology errors is particularly difficult where our product features the Riverbed Services Platform (RSP), because it is not always immediately clear whether a particular error is attributable to a technology incorporated into our product or to the third-party RSP software deployed on our product. In addition, our RSP solutions, because they involve a third-party, are more complex, and the solutions may lead to new technical errors that may prove difficult to diagnose and support. Any delay or mistake in the initial diagnosis of an error will result in a delay in the formulation of an effective action plan to correct such error. Any errors, defects or security vulnerabilities discovered in our products after commercial release could result in loss of revenue or delay in revenue recognition, loss of customers and increased service and warranty cost, any of which could harm our reputation, business, operating results and financial condition. Any such errors, defects or security vulnerabilities could also adversely affect the market’s perception of our products and business. In addition, we could face claims for product liability, tort or breach of warranty, including claims relating to changes to our products made by our channel partners. Our contracts with customers contain provisions relating to warranty disclaimers and liability limitations, which may not be upheld. Defending a lawsuit, regardless of its merit, is costly and may divert management’s attention and harm the market’s perception of us and our products. In addition, if our business liability insurance coverage proves inadequate or future coverage is unavailable on acceptable terms or at all, our business, operating results and financial condition could be adversely impacted.

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

The trading prices of the securities of technology companies have been highly volatile. Further, our common stock has a limited trading history. Since our initial public offering in September 2006 through June 30, 2011, our stock price, after adjusting for our 2:1 stock split in the form of a stock dividend effected in November 2010, has fluctuated from a low of $3.55 to a high of $44.70. The market price of our common stock has at times reflected a higher multiple of expected future earnings than many other companies. As a result, even small changes in investor expectations regarding our future growth and earnings, whether as a result of actual or rumored financial or operating results, changes in the mix of products and services sold, acquisitions, industry changes, or other factors, could result in, and have as recently as July 2011 resulted in, significant fluctuations in the market price of our common stock.

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

If the market for technology stocks or the stock market in general experiences loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, operating results or financial condition. The trading price of our common stock might also decline in reaction to announcements by, or events that affect, other companies in our industry, or the trading price might decline in reaction to events that affect the stock market generally even if these announcements or events do not directly affect us. Each of these factors, among others, could cause our stock price to decline. Some companies that have had volatile market prices for their securities have had securities class actions filed against them. If such a suit were filed against us, regardless of its merits or outcome, it could result in substantial costs and divert management’s attention and resources.

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

Item 6.	Exhibits

Exhibit No.	Description

3.1	Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws. (2)

4.1	Form of Common Stock Certificate. (1)

10.1	2006 Director Option Plan, as amended May 19, 2011

10.2	Form of 2006 Equity Incentive Plan RSU Agreement (Non-Employee Directors)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (No. 333-133437) filed with the SEC on April 20, 2006, as amended.
(2)	Incorporated by reference to Registrant’s Current Report on Form 8-K (No. 001-33023) filed with the SEC on February 22, 2011.
*	Furnished and not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Riverbed Technology, Inc. under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: July 29, 2011

RIVERBED TECHNOLOGY, INC.

By:	/s/ Jerry M. Kennelly
Jerry M. Kennelly
President and Chief Executive Officer

Dated: July 29, 2011

RIVERBED TECHNOLOGY, INC.

By:	/s/ Randy S. Gottfried
Randy S. Gottfried
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

3.1	Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws. (2)

4.1	Form of Common Stock Certificate. (1)

10.1	2006 Director Option Plan, as amended May 19, 2011

10.2	Form of 2006 Equity Incentive Plan RSU Agreement (Non-Employee Directors)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (No. 333-133437) filed with the SEC on April 20, 2006, as amended.
(2)	Incorporated by reference to Registrant’s Current Report on Form 8-K (No. 001-33023) filed with the SEC on February 22, 2011.
*	Furnished and not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Riverbed Technology, Inc. under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.