Form 10-Q
period 2011-09-30
Riverbed Technology, Inc.
filed 2011-10-28
CIK 1357326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

The number of shares of the registrant’s common stock, par value $0.0001, outstanding as of October 19, 2011 was: 155,019,028.

RIVERBED TECHNOLOGY, INC.

Item 1.	Financial Statements

RIVERBED TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

As of September 30, 2011 and December 31, 2010

(in thousands, except par value)

	September 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$153,856	$165,726
Short-term investments	321,829	259,245
Trade receivables, net of allowances of $1,522 and $1,402 as of September 30, 2011 and December 31, 2010, respectively	70,614	50,726
Inventory	15,399	15,180
Deferred tax assets	17,034	20,832
Prepaid expenses and other current assets	30,191	30,958

Total current assets	608,923	542,667

Long-term investments	83,575	76,169
Fixed assets, net	27,745	21,522
Goodwill	117,689	25,653
Intangibles, net	73,449	30,789
Deferred tax assets, non-current	45,728	35,775
Other assets	22,577	3,506

Total assets	$979,686	$736,081

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$37,419	$27,015
Accrued compensation and benefits	32,393	32,915
Other accrued liabilities	48,026	18,813
Deferred revenue	114,425	89,026

Total current liabilities	232,263	167,769

Deferred revenue, non-current	33,295	26,511
Other long-term liabilities	21,833	4,381

Total long-term liabilities	55,128	30,892

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value – 30,000 shares authorized, no shares outstanding	—	—
Common stock and additional paid-in capital; $0.0001 par value – 600,000 shares authorized; 155,014 and 150,868 shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	633,028	518,052
Retained earnings	62,962	19,309
Accumulated other comprehensive income (loss)	(3,695)	59

Total stockholders’ equity	692,295	537,420

Total liabilities and stockholders’ equity	$979,686	$736,081

See Notes to Condensed Consolidated Financial Statements.

RIVERBED TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Revenue:
Product	$132,061	$102,841	$361,073	$262,083
Support and services	57,722	44,965	162,568	124,373

Total revenue	189,783	147,806	523,641	386,456

Cost of revenue:
Cost of product	26,968	21,889	74,386	57,133
Cost of support and services	17,998	12,878	49,633	36,476

Total cost of revenue	44,966	34,767	124,019	93,609

Gross profit	144,817	113,039	399,622	292,847

Operating expenses:
Sales and marketing	70,208	56,517	195,029	158,575
Research and development	30,999	21,951	89,250	61,500
General and administrative	15,353	12,078	43,949	34,393
Acquisition-related costs	2,732	—	4,124	2,725

Total operating expenses	119,292	90,546	332,352	257,193

Operating income	25,525	22,493	67,270	35,654

Other income (expense), net	(151)	384	688	683

Income before provision for income taxes	25,374	22,877	67,958	36,337
Provision for income taxes	6,049	8,967	24,305	14,790

Net income	$19,325	$13,910	$43,653	$21,547

Net income per common share:
Basic	$0.12	$0.10	$0.28	$0.15

Diluted	$0.12	$0.09	$0.26	$0.14

Shares used in computing net income per common share:
Basic	155,367	145,978	153,981	143,662
Diluted	167,031	157,930	166,920	153,546

See Notes to Condensed Consolidated Financial Statements.

RIVERBED TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine months ended September 30,
	2011	2010
Operating Activities:
Net income	$43,653	$21,547
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,477	11,388
Stock-based compensation	68,000	50,496
Deferred taxes	(6,463)	(10,267)
Excess tax benefit from employee stock plans	(34,482)	(9,600)
Changes in operating assets and liabilities:
Trade receivables	(15,892)	4,792
Inventory	(219)	(3,603)
Prepaid expenses and other assets	(14,405)	(3,377)
Accounts payable	7,982	12,906
Accrued and other liabilities	6,354	14,385
Acquisition-related contingent consideration	1,552	(5,249)
Income taxes payable	42,546	8,355
Deferred revenue	32,184	21,492

Net cash provided by operating activities	147,287	113,265

Investing Activities:
Capital expenditures	(12,017)	(7,876)
Purchase of available for sale securities	(504,074)	(430,659)
Proceeds from maturities of available for sale securities	294,511	307,970
Proceeds from sales of available for sale securities	135,926	40,862
Acquisitions, net of cash and cash equivalents acquired	(120,179)	—

Net cash used in investing activities	(205,833)	(89,703)

Financing Activities:
Acquisition-related contingent consideration	—	(9,909)
Proceeds from issuance of common stock under employee stock plans, net of repurchases	41,996	40,504
Cash used to net share settle equity awards	(10,088)	(2,300)
Payments for repurchases of common stock	(20,017)	—
Excess tax benefit from employee stock plans	34,482	9,600

Net cash provided by financing activities	46,373	37,895

Effect of exchange rate changes on cash and cash equivalents	303	129

Net increase (decrease) in cash and cash equivalents	(11,870)	61,586
Cash and cash equivalents at beginning of period	165,726	67,749

Cash and cash equivalents at end of period	$153,856	$129,335

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

Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated. The accompanying condensed consolidated balance sheet as of September 30, 2011, the condensed consolidated statements of operations for the three and nine months ended September 30, 2011 and September 30, 2010, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2011 and September 30, 2010 are unaudited. The accompanying statements should be read in conjunction with the audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2010.

The accompanying condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (GAAP) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). They do not include all of the financial information and footnotes required by GAAP for complete financial statements. We believe the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments necessary for the fair presentation of our balance sheet as of September 30, 2011, and our results of operations for the three and nine months ended September 30, 2011 and September 30, 2010, and cash flows for the nine months ended September 30, 2011 and September 30, 2010. All adjustments are of a normal recurring nature. The results for the nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for any subsequent quarter or for the year ending December 31, 2011.

There have been no significant changes in our accounting policies during the nine months ended September 30, 2011, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2010.

Use of Estimates

Our condensed consolidated financial statements are prepared in accordance with GAAP. These accounting principles require us to make certain estimates and judgments that can affect the reported amounts of assets and liabilities as of the date of the condensed consolidated financial statements, as well as the reported amounts of revenue and expenses during the periods presented. Significant estimates and assumptions made by management include the determination of the fair value of stock awards issued, the relative selling price of our products and services for revenue recognition, the allowance for doubtful accounts, inventory valuation, the accounting for income taxes and the accounting for acquisition-related contingent consideration. We believe that the estimates and judgments upon which we rely are reasonable based upon information available to us at the time that these estimates and judgments were made. To the extent there are material differences between these estimates and actual results, our condensed consolidated financial statements will be affected.

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

Inventory Valuation

Inventory consists of hardware and related component parts and is stated at the lower of cost (on a first-in, first-out basis) or market. A portion of our inventory relates to evaluation units located at customer locations, as some of our customers test our equipment prior to purchasing. Inventory that is obsolete or in excess of our forecasted demand is written down to its estimated realizable value based on historical usage, expected demand, and with respect to evaluation units, the historical conversion rate, the age of the units, and the estimated loss of utility. Inherent in our estimates of market value in determining inventory valuation are estimates related to economic trends, future demand for our products, the timing of new product introductions and technological obsolescence of our products. Inventory write-downs are recognized as cost of product and amounted to $1.6 million and $1.1 million in the three months ended September 30, 2011 and 2010, respectively, and $4.8 million and $3.6 million in the nine months ended September 30, 2011 and 2010, respectively.

Service Inventory

We hold service inventory that is used to repair or replace defective hardware reported by our customers who purchase support services. We classify service inventory as Prepaid expenses and other current assets. At September 30, 2011 and December 31, 2010, our service inventory balance was $8.7 million and $7.0 million, respectively.

Warranty Reserve

Upon shipment of products to our customers, we provide for the estimated cost to repair or replace products that may be returned under warranty. Our warranty period is typically 12 months from the date of shipment to the end-user customer for hardware and 90 days for software. For existing products, the reserve is estimated based on actual historical experience. For new products, the warranty reserve is based on historical experience of similar products until such time as sufficient historical data has been collected for the new product. The following is a summary of the warranty reserve activity for the nine months ended September 30, 2011 and 2010:

	Nine months ended September 30,
(in thousands)	2011	2010
Beginning balance	$1,329	$701
Additions charged to operations	1,355	992
Warranty costs incurred	(1,334)	(585)

Ending balance	$1,350	$1,108

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

Comprehensive Income

Comprehensive income consists of the following:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2011	2010	2011	2010
Net income	$19,325	$13,910	$43,653	$21,547
Change in net unrealized gains (losses) on investments, net of tax	(140)	55	(78)	104
Change in foreign currency translation adjustment, net of tax	(4,110)	456	(3,676)	128

Total comprehensive income	$15,075	$14,421	$39,899	$21,779

The change in foreign currency translation adjustment, net of tax, for the three and nine months ended September 30, 2011, is primarily due to the fluctuation of exchange rates on a U.S. dollar-denominated liability for the acquisition-related contingent consideration on our UK subsidiary.

Concentrations of Risk

Financial instruments that are potentially subject to concentrations of credit risk consist primarily of cash, cash equivalents, marketable securities, and trade receivables. Investment policies have been implemented that limit investments to investment grade securities. The average portfolio maturity is currently less than a year. The risk with respect to trade receivables is mitigated by credit evaluations we perform on our customers and by the diversification of our customer base. No customer represented more than 10% of our trade receivable balance at September 30, 2011 and December 31, 2010. One value-added distributor represented more than 10% of our revenue for the three and nine months ended September 30, 2011. No customer represented more than 10% of our revenue for the three and nine months ended September 30, 2010.

We outsource the production of our inventory to third-party manufacturers. We rely on purchase orders or long-term contracts with our contract manufacturers. At September 30, 2011, we had no long-term contractual commitment with any manufacturer; however, we did have a 90 day commitment totaling $9.9 million.

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-08, Intangibles—Goodwill and Other (Topic 350)—Testing Goodwill for Impairment (ASU 2011-08), to simplify how entities, both public and nonpublic, test goodwill for impairment. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. We are currently evaluating the impact of our pending adoption of ASU 2011-08 on our consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (Topic 820)—Fair Value Measurement (ASU 2011-04), to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements (as defined in Note 4 below). ASU 2011-04 is effective for us in fiscal 2012 and should be applied prospectively. We are currently evaluating the impact of our pending adoption of ASU 2011-04 on our consolidated financial statements.

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

2. ACQUISITIONS

Fiscal 2011 Acquisitions

Zeus Technology, Ltd.

In July 2011, we acquired the outstanding securities of Zeus Technology, Ltd. (Zeus). The acquisition expanded our products and technology to compete in the virtual application delivery controller (ADC) market. Zeus pioneered the development of software-based highly scalable ADCs that deliver high-performance software-based load balancing and traffic management solutions for virtual and cloud environments. We have included the financial results of Zeus in our consolidated financial statements from the acquisition date.

Pursuant to the share purchase agreement with Zeus we made payments totaling $104.2 million in cash for all of the outstanding securities of Zeus on July 19, 2011. In addition, we will potentially make additional payments (“acquisition-related contingent consideration”) totaling up to $27.0 million in cash, based on achievement of certain bookings targets related to Zeus products for the period from July 20, 2011 through July 31, 2012 (the “Zeus Earn-Out period”). In addition, we may pay up to $3.0 million as an incentive bonus to former employees of Zeus, based on achievement of certain bookings targets related to Zeus products for the Zeus Earn-Out period.

Preliminary Fair Value of Consideration Transferred

The total acquisition date fair value of the consideration transferred was estimated at $118.8 million, which included the initial payments totaling $104.2 million in cash, of which $20.1 million was paid to escrow to secure the seller’s indemnification obligations, $1.0 million to be paid upon finalization of the closing balance sheet and net working capital statement, and the estimated fair value of acquisition-related contingent consideration to be paid to Zeus shareholders totaling $13.5 million. The total acquisition date fair value of consideration transferred is estimated as follows:

(in thousands)
Payment to Zeus shareholders	$105,243
Acquisition-related contingent consideration	13,543

Total acquisition date fair value	$118,786

We recognized a liability of $13.5 million for the acquisition date fair value of the acquisition-related contingent consideration based on the probability of achievement of the bookings target. Any change in the fair value of the acquisition-related contingent consideration subsequent to the acquisition date, including changes from events after the acquisition date, such as changes in our estimate of the bookings targets, will be recognized in earnings in the period the estimated fair value changes. The fair value estimate is based on the probability weighted bookings to be achieved over the Zeus Earn-Out period. Actual achievement of bookings below $25.0 million would reduce the liability to zero and achievement of bookings of $40.0 million or more would increase the liability to $27.0 million. A change in fair value of the acquisition-related contingent consideration could have a material effect on the statement of operations and financial position in the period of the change in estimate. During the three month period ending September 30, 2011, we recorded an expense of $0.6 million due to the passage of time and the discount used for the fair value of acquisition-related contingent consideration.

We estimated the fair value of the acquisition-related contingent consideration using a probability-weighted discounted cash flow model. This fair value measurement is based on significant inputs not observed in the market and thus represents a Level 3 measurement. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect our own assumptions in measuring fair value. The estimated fair value of acquisition-related contingent consideration of $13.5 million includes amounts to be distributed directly to shareholders, discounted at 17.5%, but excludes a fair value estimate of $1.7 million to be paid to former employees of Zeus. As of September 30, 2011, there were no significant changes in the estimated fair value of the contingent consideration recognized as a result of the acquisition of Zeus.

At the acquisition date, we estimated the fair value of an incentive bonus to be paid to the former employees of Zeus (Zeus incentive bonus) to be $1.7 million. This fair value was also estimated using a probability-weighted discounted cash flow model on the achievement of the bookings target. No liability for the Zeus incentive bonus was recorded as of the acquisition date, as this component is considered compensatory and is being recognized as compensation cost in operating expense ratably over the service period from July 20, 2011 to July 31, 2012.

In addition, we signed retention agreements for certain key employees of Zeus totaling $1.2 million, which will be recognized as compensation expense ratably over the two year period following the acquisition date.

Preliminary Allocation of Consideration Transferred

Under the acquisition method of accounting, the identifiable assets acquired and liabilities assumed were recognized and measured as of the acquisition date based on their estimated fair values as of the July 19, 2011, the acquisition date. The excess of the acquisition date fair value of consideration transferred over estimated fair value of the net tangible assets and intangible assets was recorded as goodwill.

Based on their estimated fair values, we have preliminarily recorded $82.4 million of goodwill, $47.8 million of identifiable intangible assets, including $2.6 million of in-process technology, $7.7 million of deferred tax liabilities and $3.7 million of net other tangible liabilities. These estimated fair values were based upon a preliminary valuation and our estimates and assumptions are subject to change as we obtain additional information for our estimates during the measurement period, which is up to one year from the acquisition date. The primary areas of the estimated fair values that are not yet finalized relate to income taxes and residual goodwill.

The following table summarizes the estimated fair values of the assets and liabilities assumed at the acquisition date. Estimates of both current and non-current deferred tax assets are subject to change, pending the finalization of certain tax returns.

(in thousands)
Cash and cash equivalents	$1,450
Accounts receivable	3,784
Other tangible assets	371
Intangible assets	47,800

Total identifiable assets acquired	53,405
Accounts payable and other liabilities	9,351
Long-term deferred tax liabilities	7,709

Total liabilities assumed	17,060

Net identifiable assets acquired	36,345
Goodwill	82,441

Net assets acquired	$118,786

Intangible Assets

In our determination of the fair value of the intangible assets we considered, among other factors, the best use of acquired assets, analyses of historical financial performance and estimates of future performance of Zeus’s products. The fair values of identified intangible assets were calculated using an income approach and estimates and assumptions provided by Zeus’s and our management. The rates utilized to discount net cash flows to their present values were based on a weighted average cost of capital of 14%. This discount rate was determined after consideration of the rate of return on debt capital and equity that typical investors would require in an investment in companies similar in size and operating in similar markets as Zeus.

Intangible assets acquired resulting from the Zeus acquisition as of September 30, 2011 are as follows:

(in thousands)	Useful life	Gross Fair Value	Accumulated Amortization	Net Book Value
Existing technology and patents	5 years	$25,900	(793)	$25,107
Patents	5 years	5,500	(177)	5,323
Maintenance agreements	5 years	13,300	(429)	12,871
Customer relationships	3 years	1,500	(81)	1,419
Trademarks	3 years	300	(16)	284
In-process technology	N/A	1,300		1,300

		$47,800	$(1,496)	$46,304

The above table includes $1.3 million of Existing technology and patents that was reclassified from in-process technology upon reaching technical feasibility.

We determined the useful life of intangible assets based on the expected future cash flows associated with the respective asset. Existing technology is comprised of products that have reached technological feasibility and are part of Zeus’s product line. In-process technology assets represent efforts spent through the acquisition date on projects that had yet to reach technical feasibility. Patents are related to the design and development of Zeus’s products and this proprietary know-how can be leveraged to develop new technology and products and improve existing products. Customer relationships and maintenance agreements represent the underlying relationships and agreements with Zeus’s installed customer base. Trademarks represent the fair value of the brand and name recognition associated with the marketing of Zeus’s products and services. Amortization of existing technology and patents is included in cost of revenue, and amortization expense for customer relationships and trademarks is included in operating expenses.

The expected future amortization expense related to the above intangible assets is as follows:

Fiscal Year	In thousands
2011 (remaining three months ending December 31)	$2,385
2012	9,540
2013	9,540
2014	9,295
2015	8,940
2016 and thereafter	5,304

Total amortization expense resulting from Zeus acquisition	45,004

In-process technology	1,300

Total Zeus intangible assets, net	$46,304

Actual amortization expense may differ from the amounts above due to, among other things, impairments, accelerated amortization and fluctuations in foreign currency exchange rates.

Goodwill

Of the total estimated purchase price, $82.4 million was allocated to goodwill, which represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets. The goodwill balance is primarily attributed to assembled workforce, expected synergies and expanded network opportunities when integrating Zeus’s technology with our current product offerings. All of the goodwill is expected to be deductible for federal and state income tax purposes. As of September 30, 2011, there was no change in the recognized amounts of goodwill resulting from the acquisition of Zeus.

Deferred Revenues

In connection with the purchase price allocation, we estimated the fair value of the service obligations assumed from Zeus as a consequence of the acquisition. The estimated fair value of the service obligations was determined using a cost build-up approach. The cost build-up approach determines fair value by estimating the costs relating to fulfilling the obligations plus a normal profit margin. The sum of the costs and operating profit approximates, in theory, the amount that we would be required to pay a third party to assume the service obligations. The estimated costs to fulfill the service obligations were based on the historical direct costs and indirect costs related to Zeus’s service agreements with its customers. Direct costs include personnel directly engaged in providing service and support activities, while indirect costs consist of estimated general and administrative expenses based on normalized levels as a percentage of revenue. Profit associated with selling efforts was excluded because Zeus had concluded the selling efforts on the service contracts prior to the date of our acquisition. The estimated research and development costs associated with support contracts have not been included in the fair value determination, as these costs were not deemed to represent a legal obligation at the time of acquisition. We recorded $1.7 million of deferred revenue to reflect the estimate of the fair value of Zeus’s service obligations assumed.

Results of Operations

The revenue and operating loss of Zeus, which was included in our consolidated condensed statement of operations from the acquisition date to the period ending September 30, 2011, was $2.8 million and $3.3 million, respectively. The results of operations of Zeus pre-acquisition were not significant, and therefore no pro forma results of operations were presented separately.

Aptimize Ltd.

In July 2011, we acquired the outstanding securities of Aptimize Ltd. (Aptimize) to expand our product offerings. We have included the financial results of Aptimize in our consolidated results from the acquisition date. This acquisition was not significant, and therefore the pro forma results of operations have not been presented.

Pursuant to the share purchase agreement with Aptimize we made payments totaling $17.3 million in cash for all of the outstanding securities of Aptimize. In addition, we will potentially make additional payments (acquisition-related contingent consideration) totaling up to $17.0 million in cash to be paid to Aptimize shareholders, based on achievement of certain bookings targets related to Aptimize products for the period from September 1, 2011 through September 30, 2012 (the Aptimize Earn-Out period).

Based on their estimated fair values, we have preliminarily recorded $13.0 million of goodwill, $4.7 million of identifiable intangible assets, $0.2 million of deferred tax liabilities and $0.1 million of net tangible assets.

These estimated fair values were based upon a preliminary valuation and our estimates and assumptions are subject to change as we obtain additional information for our estimates during the measurement period, which is up to one year from the acquisition date. The primary areas of the estimated fair values that are not yet finalized relate to income taxes and residual goodwill.

Pre-Acquisition Contingencies

We have evaluated and continue to evaluate pre-acquisition contingencies related to our 2011 acquisitions that existed as of the respective acquisition dates. If these pre-acquisition contingencies that existed as of the acquisition date become probable in nature and estimable during the remainder of the measurement period, amounts recorded for such matters will be made in the measurement period and, subsequent to the measurement period, in our results of operations.

Fiscal 2010 Acquisitions

During the fourth quarter of fiscal 2010, we acquired CACE Technologies, Inc. (CACE) and Global Protocols, LLC (GP) to expand our product offerings. We have included the financial results of these companies in our consolidated results from their respective acquisition dates. Combined, the total fair value of the consideration transferred for these acquisitions was $26.8 million, which was paid in cash. Based on their estimated fair values, we recorded $13.8 million of goodwill, $16.8 million of identifiable intangible assets, including $3.3 million of in-process technology, $3.3 million of deferred tax liabilities and $0.5 million of net tangible liabilities.

Acquisition-related Costs

Acquisition-related costs include transaction costs, integration-related costs and changes in the fair value of the acquisition-related contingent consideration. During the three and nine months ended September 30, 2011, we recorded transaction costs, such as legal, accounting, valuation and other professional services of $1.0 million and $2.4 million, respectively; and integration-related costs of $1.1 million, related to the acquisitions of Zeus and Aptimize, and an expense of $0.6 million related to change in fair value of the acquisition-related contingent consideration to be paid directly to the Zeus shareholders. During the nine months ended September 30, 2010, we recorded an expense of $2.7 million related to change in fair value of the acquisition-related contingent consideration to be paid directly to the Mazu shareholders.

The following table summarizes the acquisition-related costs recognized in the three and nine months ended September 30, 2011 and 2010:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2011	2010	2011	2010
Transaction costs	$968	$—	$2,360	$—
Integration costs	1,133	—	1,133	—
Change in fair value of acquisition-related contingent consideration	631	—	631	2,725

Acquisition-related costs	$2,732	$—	$4,124	$2,725

3. NET INCOME PER COMMON SHARE

Basic net income per common share is computed by dividing net income by the weighted average number of vested common shares outstanding during the period. Diluted net income per common share is computed by giving effect to all potential dilutive common shares, including stock awards. The following table sets forth the computation of income per share:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2011	2010	2011	2010
Net income	$19,325	$13,910	$43,653	$21,547

Weighted average common shares outstanding - basic	155,367	145,978	153,981	143,662
Dilutive effect of employee stock plans	11,664	11,952	12,939	9,884

Weighted average common shares outstanding - diluted	167,031	157,930	166,920	153,546

Basic net income per share	$0.12	$0.10	$0.28	$0.15

Diluted net income per share	$0.12	$0.09	$0.26	$0.14

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

The following weighted average outstanding options were excluded from the computation of diluted net income per common share for the periods presented because including them would have had an anti-dilutive effect:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2011	2010	2011	2010
Total potential anti-dilutive shares of common stock	3,300	2,176	1,819	4,938

4. FAIR VALUE OF ASSETS

As of September 30, 2011, the fair value measurements of our cash, cash equivalents and investments and acquisition-related contingent consideration consisted of the following:

(in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Corporate bonds and notes	$27,290	$—	$27,290	$—
U.S. government-sponsored enterprise obligations	13,700	—	13,700	—
Money market funds	41,656	41,656	—	—
Cash	71,210	—	—	—

Total cash and cash equivalents	$153,856	$41,656	$40,990	$—

Corporate bonds and notes	$88,912	$—	$88,912	$—
U.S. government backed securities	39,740	39,740	—	—
U.S. government-sponsored enterprise obligations	264,793	—	264,793	—
FDIC-backed certificates of deposit	11,959	—	11,959	—

Total investments	$405,404	$39,740	$365,664	$—

Liabilities:

Acquisition-related contingent consideration	$15,215	$—	$—	$15,215

As of December 31, 2010, the fair value measurements of our cash, cash equivalents and investments consisted of the following:

(in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Corporate bonds and notes	$7,746	$—	$7,746	$—
U.S. government backed securities	4,999	4,999	—	—
U.S. government-sponsored enterprise obligations	78,186	—	78,186	—
Money market funds	52,438	52,438	—	—
Cash	22,357	—	—	—

Total cash and cash equivalents	$165,726	$57,437	$85,932	$—

Corporate bonds and notes	$113,179	$—	$113,179	$—
U.S. government backed securities	27,620	27,620	—	—
U.S. government-sponsored enterprise obligations	189,100	—	189,100	—
FDIC-backed certificates of deposit	5,515	—	5,515	—

Total investments	$335,414	$27,620	$307,794	$—

The following tables present the gross unrealized gains and gross unrealized losses as of September 30, 2011 and December 31, 2010:

(in thousands)	Fair Value	Unrealized Gains	Unrealized Losses
Corporate bonds and notes	$53,438	$20	$—
Corporate bonds and notes	35,474	—	(34)
U.S. government backed securities	39,740	56	—
U.S. government-sponsored enterprise obligations	91,279	57	—
U.S. government-sponsored enterprise obligations	173,514	—	(70)
FDIC-backed certificates of deposit	10,040	1	—
FDIC-backed certificates of deposit	1,919	—	(1)

Total investments at September 30, 2011	$405,404	$134	$(105)

Corporate bonds and notes	$70,082	$81	$—
Corporate bonds and notes	43,097	—	(31)
U.S. government backed securities	27,620	67	—
U.S. government-sponsored enterprise obligations	83,978	56	—
U.S. government-sponsored enterprise obligations	105,122	—	(96)
FDIC-backed certificates of deposit	1,925	5	—
FDIC-backed certificates of deposit	3,590	—	(9)

Total investments at December 31, 2010	$335,414	$209	$(136)

We have evaluated our investments as of September 30, 2011 and have determined that no investments with unrealized losses are other-than-temporarily impaired. No investments have been in a continuous loss position greater than one year.

Cash, Cash Equivalents and Investments

Cash and cash equivalents consist primarily of highly liquid investments in money market mutual funds, government-sponsored enterprise obligations, treasury bills, commercial paper and other money market securities with remaining maturities at date of purchase of 90 days or less. The carrying value of cash and cash equivalents at September 30, 2011 and December 31, 2010 was $153.9 million and $165.7 million, respectively. The carrying value approximates fair value at September 30, 2011 and December 31, 2010.

Investments, which are classified as available for sale at September 30, 2011, are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. Investments consist of government-sponsored enterprise obligations, treasury bills, FDIC-backed certificates of deposit and corporate bonds and notes. The fair value of our investments is determined as the exit price in the principal market in which we would transact. Level 1 instruments are valued based on quoted market prices in active markets and include treasury bills and money market funds. Level 2 instruments are valued based on quoted prices in markets that are not active, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency and include corporate bonds and notes, government-sponsored enterprise obligations and FDIC-backed certificates of deposit. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect our own assumptions in measuring fair value. As of September 30, 2011 and December 31, 2010 we had no marketable securities valued as Level 3 instruments. As of September 30, 2011 and December 31, 2010, the investments are recorded at amortized cost, which approximates fair market value. Generally, our investments have maturity dates up to two years from our date of purchase and active markets for these investments exist.

Restricted Cash

Pursuant to certain lease agreements, we are required to maintain cash reserves, classified as restricted cash. Long-term restricted cash totaled $2.6 million at September 30, 2011 and December 31, 2010. Long-term restricted cash is included in Other assets in the condensed consolidated balance sheets and consists primarily of funds held as collateral for letters of credit for the security deposit on the leases of our corporate headquarters and is restricted until the end of the lease terms on July 31, 2014.

Acquisition-related Contingent Consideration

We estimated the fair value of the acquisition-related contingent consideration using a probability-weighted discounted cash flow model. This fair value measure was based on significant inputs not observed in the market and thus represents a Level 3 instrument. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect our own assumptions in measuring fair value

5. INVENTORY

Inventories consist primarily of hardware and related component parts and evaluation units located at customer locations, and are stated at the lower of cost (on a first-in, first-out basis) or market. Inventory is comprised of the following:

(in thousands)	September 30, 2011	December 31, 2010
Raw materials	$1,226	$1,751
Finished goods	11,095	10,645
Evaluation units	3,078	2,784

Total inventory	$15,399	$15,180

6. GOODWILL

Goodwill

Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets. We consider the acquired businesses additions to our product portfolio and not additional reporting units or operating segments. We record goodwill adjustments pursuant to changes to net assets acquired during the measurement period, which is generally up to one year from the date of acquisition. The portion of goodwill associated with the acquisitions of Zeus and Global Protocols is deductible for federal and state income tax purposes.

Goodwill consisted of the following:

(in thousands)
Balance at December 31, 2010	$25,653
Additions resulting from acquisitions	95,413
Other adjustments	(575)
Foreign currency impact	(2,802)

Balance at September 30, 2011	$117,689

7. DEFERRED REVENUE

Deferred revenue consisted of the following:

(in thousands)	September 30, 2011	December 31, 2010
Product	$6,322	$6,766
Support and services	141,398	108,771

Total deferred revenue	$147,720	$115,537

Reported as:
Deferred revenue, current	$114,425	$89,026
Deferred revenue, non-current	33,295	26,511

Total deferred revenue	$147,720	$115,537

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

9. LEASE COMMITMENTS

We lease our facilities under non-cancelable operating lease agreements. Future minimum commitments for these operating leases in place as of September 30, 2011 with a remaining non-cancelable lease term in excess of one year are as follows:

(in thousands)	September 30, 2011
2011 (the three months ending December 31)	$2,403
2012	9,964
2013	10,454
2014	9,299
2015	5,686
2016 and thereafter	22,746

Total	$60,552

The terms of certain lease agreements provide for rental payments on a graduated basis. We recognize rent expense on a straight-line basis over the lease period and have accrued for rent expense incurred but not paid. Rent expense under operating leases was $2.9 million and $2.3 million for the three months ended September 30, 2011 and 2010 and $8.1 million and $6.5 million for the nine months ended September 30, 2011 and 2010, respectively.

10. COMMON STOCK

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense for stock options, RSUs and the Purchase Plan recorded in our condensed consolidated statement of operations for the three and nine months ended September 30, 2011 and 2010:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2011	2010	2011	2010
Cost of product	$247	$128	$733	$383
Cost of support and services	1,587	1,359	4,853	3,978
Sales and marketing	8,742	7,235	26,896	21,086
Research and development	6,817	4,759	20,167	13,809
General and administrative	5,111	3,850	15,351	11,240

Total	$22,504	$17,331	$68,000	$50,496

Share-Based Payments Valuation Assumptions

The fair value of options granted was estimated at the date of grant using the following assumptions:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Employee Stock Options
Expected life in years	4.2	4.5	4.2	4.5
Risk-free interest rate	1.0%	1.4%	1.0-1.7%	1.4-2.2%
Volatility	67%	52%	62%-67%	52%
Weighted average fair value of grants	$14.12	$8.11	$16.05	$6.48

The fair value of Purchase Plan shares granted was estimated at the date of grant using the following assumptions:

	Three and nine months ended September 30,
	2011	2010
Purchase Plan
Expected life in years	0.5-2.0	0.5-2.0
Risk-free interest rate	0.1%-0.6%	0.2%-0.8%
Volatility	49%-51%	44%-67%
Weighted average fair value of grants	$12.40	$6.07

Stock Options

As of September 30, 2011, total compensation cost related to stock options granted to employees and directors but not yet recognized was $50.4 million, net of estimated forfeitures. This cost will be recognized on a straight-line basis over the remaining weighted-average service period. Amortization in the three months ended September 30, 2011 and 2010 was $7.3 million and $9.2 million, respectively. Amortization in the nine months ended September 30, 2011 and 2010 was $24.6 million and $27.9 million, respectively.

As of September 30, 2011, 9,093,000 shares were available for grant under the 2006 Equity Incentive Plan. As of September 30, 2011, 2,152,000 shares were available for grant under the 2006 Director Option Plan. As of September 30, 2011, 1,229,000 shares were available for grant under the 2009 Inducement Equity Incentive Plan.

Stock Purchase Plan

As of September 30, 2011, there was $8.6 million of total compensation cost, net of estimated forfeitures, left to be amortized under our Purchase Plan, which will be amortized over the remaining Purchase Plan offering period. Amortization in the three months ended September 30, 2011 and 2010 was $2.0 million and $1.4 million, respectively. Amortization in the nine months ended September 30, 2011 and 2010 was $6.2 million and $5.3 million, respectively.

As of September 30, 2011, 1,513,000 shares were available under the Purchase Plan.

Restricted Stock Units

As of September 30, 2011, total unrecognized compensation cost related to non-vested RSUs to employees and directors was $92.3 million, net of estimated forfeitures. This cost will be recognized over the remaining weighted-average service period. Amortization in the three months ended September 30, 2011 and 2010 was $13.2 million and $6.7 million, respectively. Amortization in the nine months ended September 30, 2011 and 2010 was $37.2 million and $17.3 million, respectively.

Share Repurchase Program

On August 19, 2011, our Board of Directors authorized a Share Repurchase Program (the “Program”), which authorizes us to repurchase up to $150.0 million of our outstanding common stock. The Program does not require us to purchase a minimum number of shares, and may be suspended, modified or discontinued at any time without prior notice. For the three and nine months ended September 30, 2011, we repurchased 874,321 shares of common stock under this Program on the open market for an aggregate purchase price of $20.0 million, or a weighted average of $22.89 per share. The timing and amounts of these purchases were based on market conditions and other factors, including price, regulatory requirements and capital availability. The share repurchases were financed by available cash balances and cash from operations. The maximum dollar value of shares of common stock that remain available for purchase under the Program is $130.0 million.

For the three and nine months ended September 30, 2010, no shares of common stock were repurchased under a Share Repurchase Program.

11. INCOME TAXES

Our effective tax rate was 23.8% and 39.2% for the three months ended September 30, 2011 and 2010, respectively, and 35.8% and 40.7% for the nine months ended September 30, 2011 and 2010, respectively. Our income tax provision consists of federal, foreign, and state income taxes. The provision for income taxes for the three months ended September 30, 2011 and 2010 was $6.0 million, and $9.0 million, respectively. The provision for income taxes for the nine months ended September 30, 2011 and 2010 was $24.3 million, and $14.8 million, respectively.

Our effective tax rate differs from the federal statutory rate due to state taxes and significant permanent differences. Significant permanent differences arise primarily from taxes in foreign jurisdictions with a tax rate different than the U.S. federal statutory rate, stock-based compensation expense, research and development (R&D) credits, certain acquisition related items, the amortization of deferred tax charges related to our intercompany sale of intellectual property rights, and the benefits from a change in tax status of our United Kingdom (UK) subsidiaries.

During the quarter ended September 30, 2011, our UK subsidiaries made an election to change their tax status to an entity that is disregarded for federal and state income tax purposes. As a result of the change in tax status, we recorded a deferred tax benefit of $3.6 million to record certain deferred tax assets resulting from the change.

We recorded a deferred charge during the nine months ended September 30, 2011 related to the deferral of income tax expense on intercompany profits that resulted from the sale of our intellectual property rights outside of North and South America to our Singapore subsidiary. The deferred charge is included in the Prepaid expenses and other current assets and the Other assets lines of the condensed consolidated balance sheets in the amounts of $5.6 million and $18.2 million, respectively. The deferred charge will be amortized as a component of income tax expense over the five-year economic life of the intellectual property.

During the nine months ended September 30, 2011, we increased our liability for unrecognized income tax benefits by $10.5 million to $17.4 million for tax positions related to the current year. The unrecognized tax benefits that, if recognized, would impact the effective tax rate were $16.0 million as of September 30, 2011.

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

Revenue by geography is based on the billing address of the customer. The following table sets forth revenue by geographic area.

Revenue

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2011	2010	2011	2010
United States	$106,326	$80,839	$293,181	$202,970
Europe, Middle East and Africa	49,847	38,405	128,924	106,660
Rest of the World	33,610	28,562	101,536	76,826

Total revenue	$189,783	$147,806	$523,641	$386,456

13. LEGAL MATTERS

On June 1, 2011, we served Silver Peak Systems, Inc. with a lawsuit, filed in the United States District Court for the District of Delaware, alleging infringement of certain patents. The lawsuit seeks unspecified damages and injunctive relief. On July 22, 2011, Silver Peak Systems denied the allegations and requested declaratory judgments of invalidity and non-infringement.

On August 17, 2011, Silver Peak Systems amended its counterclaims against us, alleging infringement by Riverbed of certain patents. The lawsuit seeks unspecified damages and injunctive relief. On September 20, 2011, we denied Silver Peak Systems’ allegations and requested declaratory judgments of invalidity and non-infringement.

At this time we are unable to estimate any range of reasonably possible loss relating to these actions. Discovery is ongoing, and trial is currently scheduled to begin on July 29, 2013. We believe that we have meritorious defenses to the counterclaims against us, and we intend to vigorously contest these counterclaims.

From time to time, we are involved in various legal proceedings, claims and litigation arising in the ordinary course of business. There are no currently pending legal proceedings at September 30, 2011 that, in the opinion of management, would have a material adverse effect on our financial position, results of operations or cash flows.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q. The information in this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Such forward-looking statements include statements related to: our business and strategy, trends affecting our business and financial results, international expansion plans, growth of our revenue, costs and expenses (including sales and marketing expenses), our share repurchase program, and our acquisitions. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. For example, words such as “may,” “will,” “could,” “should,” “estimates,” “predicts,” “potential,” “continue,” “strategy,” “believes,” “anticipates,” “plans,” “expects,” “intends” and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those discussed elsewhere in this Form 10-Q in the section titled “Risk Factors” and the risks discussed in our other SEC filings. We disclaim any obligation to publicly release any revisions or updates to the forward-looking statements after the date of this Form 10-Q.

Overview

We were founded in May 2002 by experienced industry leaders with a vision to improve the performance of wide-area distributed computing. Having significant experience in caching technology, our executive management team understood that existing approaches failed to address adequately all of the root causes of this poor performance. We determined that these performance problems could be best solved by simultaneously addressing inefficiencies in software applications and wide-area networks (WANs) as well as insufficient or unavailable bandwidth. This innovative approach served as the foundation of the development of our products. We began commercial shipments of our products in May 2004 and have since sold our products to over 16,000 customers worldwide. We offer several product lines including Steelhead appliances, Central Management Console, Interceptor, Steelhead Mobile optimizing traffic over the wide area network, our Whitewater product line addressing the cloud storage acceleration market, our Cascade products focusing on application performance, reporting and analytics in the network performance management (NPM) market, and the Zeus and Aptimize products directed at the software-based load balancing and traffic management solutions for virtual and cloud environments in the application delivery controller (ADC) market and web content optimization, respectively.

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

In 2009, we added the Cascade product line through our acquisition of Mazu Networks (Mazu). The Cascade product line helps organizations manage, secure and optimize the availability and performance of global applications. The acquisition allows us to meet enterprise and service provider customer demands by extending our suite of WAN optimization products to include global application performance, reporting and analytics.

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

Scale our sales force and distribution channels

Growth in revenue and increase in market share are key goals for us. We intend to expand our direct sales force and leverage our indirect channels to extend our geographic reach and market penetration. We sell our products directly through our sales force and indirectly through channel partners. We derived 95% of our revenue through indirect channels in the first nine months of 2011. We expect revenue from channel partners to continue to constitute a substantial majority of our future revenue.

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

Major Trends Affecting Our Financial Results

Company outlook

We believe that our current value proposition, which enables customers to improve the performance of their applications and access to their data across WANs, while also offering the ability to simplify IT infrastructure and realize significant capital and operating cost savings, should allow us to continue to grow our business. Our product revenue growth rate will depend significantly on continued growth in the WAN, NPM and ADC markets, and our ability to continue to attract new customers in that market and generate additional sales from existing customers. Our growth in support and services revenue is dependent upon increasing the number of products under support contracts, which is dependent on both growing our installed base of customers and renewing existing support contracts. Our future profitability and rate of growth will be directly affected by the continued acceptance of our products in the marketplace, as well as the timing and size of orders, product mix, average selling prices and costs of our products and general economic conditions. Our ability to grow and maintain profitability in the future will also be affected by the extent to which we must incur additional expenses to expand our sales, support, marketing, development, and general and administrative capabilities to grow our business. The largest component of our expenses is personnel costs. Personnel costs consist of salaries, benefits and incentive compensation for our employees, including commissions for sales personnel and stock-based compensation.

Revenue

Our revenue has grown rapidly since we began shipping products in May 2004, increasing from $2.6 million in 2004 to $551.9 million in 2010. Revenue grew by 35% in the nine months ended September 30, 2011 to $523.6 million from $386.5 million in the nine months ended September 30, 2010. We believe that our revenue growth in 2009 and 2010, during periods in which the global macroeconomic environment negatively impacted many businesses, is a positive sign that our products have a significant value proposition to our customers and that the WAN optimization market is still expanding.

Costs and Expenses

Operating expenses consist of sales and marketing, research and development, general and administrative expenses, and acquisition-related costs. Personnel-related costs, including stock-based compensation, are the most significant component of each of these expense categories. As of September 30, 2011, we had 1,554 employees, an increase of 34% from 1,161 employees at September 30, 2010. The increase in employees is the most significant driver behind the increase in costs and operating expenses from the nine months ended September 30, 2010 to the nine months ended September 30, 2011. The increase in employees was required to support our increased revenue and is due, in part, by our acquisitions during the period. The timing and number of additional hires has and could materially affect our operating expenses, both in absolute dollars and as a percentage of revenue, in any particular period.

Stock-based Compensation Expense

Stock-based compensation expense and related payroll taxes were $22.7 million and $17.8 million in the three months ended September 30, 2011 and 2010, respectively, and $71.9 million and $52.0 million in the nine months ended September 30, 2011 and 2010, respectively. We expect to continue to incur significant stock-based compensation expense and anticipate further growth in stock-based compensation expense as our employee base grows because we expect stock-based compensation to continue to play an important part in the overall compensation structure for our employees.

Stock-based compensation expense and related payroll tax was as follows:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Cost of product	$250	$137	$804	$403
Cost of support and services	1,604	1,404	5,208	4,086
Sales and marketing	8,832	7,449	28,527	21,770
Research and development	6,904	4,923	21,594	14,256
General and administrative	5,148	3,934	15,767	11,494

Total stock-based compensation expense and related payroll taxes	$22,738	$17,847	$71,900	$52,009

Acquisitions

Combined, the total acquisition date fair value of consideration transferred was approximately $136.3 million, which included initial payments of $121.5 million in cash, of which $22.8 million was paid to escrow to secure the sellers’ indemnification obligations, $0.8 million paid upon the final Aptimize closing balance sheet, $1.0 million to be paid upon finalization of the Zeus closing balance sheet and the estimated fair value of acquisition-related contingent consideration of $14.6 million. Also included in the initial payments were $1.6 million of prepaid compensation costs. We preliminarily recorded $95.4 million of goodwill, $52.5 million of identifiable intangible assets, including $2.6 million of in-process technology, deferred tax liabilities of $7.9 million and $3.7 million of net other tangible liabilities related to these acquisitions. The results of operations of these companies are included in our condensed consolidated results for the period subsequent to the acquisition date. In the nine months ended September 30, 2011, we recognized $2.8 million in revenue, from the sale of these acquired companies’ products and services and we recognized $6.8 million of operating expenses, which included $1.7 million of acquisition-related intangible amortization, $0.2 million of stock-based compensation costs and $0.8 million of acquisition-related compensation costs.

During fiscal 2010, we acquired two companies to expand our product offerings. These acquisitions were not significant, individually or in the aggregate. Combined, the total purchase price for these acquisitions was approximately $26.8 million, which was paid in cash. We recorded $13.8 million of goodwill, $16.8 million of identifiable intangible assets, including $3.3 million of in-process technology intangible assets, $3.3 million of deferred tax liabilities, and $0.5 million of net tangible liabilities. The results of operations of these companies are included in our condensed consolidated results for the period subsequent to the acquisition date. In the nine months ended September 30, 2011, we recognized $10.4 million in revenue, from the sale of these acquired companies’ products and services and we recognized $7.4 million of operating expenses, which included $3.0 million of acquisition-related intangible amortization, $0.8 million of stock-based compensation costs and $2.1 million of acquisition-related costs, including retention bonuses.

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

The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following: revenue recognition, accounting for business combinations, stock-based compensation, accounting for income taxes, inventory valuation and allowances for doubtful accounts. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our year ended December 31, 2010 for a more complete discussion of our critical accounting policies and estimates including revenue recognition, goodwill, intangible assets and impairment assessments, stock-based compensation, accounting for income taxes, inventory valuation and allowances for doubtful accounts. Our critical accounting policies have been discussed with the Audit Committee of the Board of Directors. We believe there have been no material changes to our critical accounting policies and estimates during the three and nine months ended September 30, 2011, compared to those discussed in our Form 10-K for the year ended December 31, 2010.

Results of Operations

Revenue

We derive our revenue from sales of our appliances and software licenses and from support and services. Product revenue primarily consists of revenue from sales of our Steelhead, Cascade and ADC products and is typically recognized upon shipment. Support and services revenue includes unspecified software license updates and product support. Support revenue is recognized ratably over the contractual period, which is typically one year. Service revenue includes professional services and training, which to date has not been significant, and is recognized as the services are performed.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2011	2010	2011	2010
Total Revenue	$189,783	$147,806	$523,641	$386,456
Total Revenue by Type:
Product	$132,061	$102,841	$361,073	$262,083
Support and services	$57,722	$44,965	$162,568	$124,373
% Revenue by Type:
Product	70%	70%	69%	68%
Support and services	30%	30%	31%	32%
Total Revenue by Geography:
United States	$106,326	$80,839	$293,181	$202,970
Europe, Middle East and Africa	$49,847	$38,405	$128,924	$106,660
Rest of the World	$33,610	$28,562	$101,536	$76,826
% Revenue by Geography:
United States	56%	55%	56%	53%
Europe, Middle East and Africa	26%	26%	25%	28%
Rest of the World	18%	19%	19%	19%
Total Revenue by Sales Channel:
Direct	$7,068	$7,721	$25,028	$23,999
Indirect	$182,715	$140,085	$498,613	$362,457
% Revenue by Sales Channel:
Direct	4%	5%	5%	6%
Indirect	96%	95%	95%	94%

Quarter Ended September 30, 2011 Compared to the Quarter Ended September 30, 2010: Product revenue increased by 28% in the three months ended September 30, 2011 as compared to the three months ended September 30, 2010, due primarily to an increase in unit volume from increasing sales to existing customers and the addition of new customers. We believe the market for our products has grown due to increased market awareness of WAN optimization and an increase in distributed organizations, which increases dependence on timely access to data and applications.

Substantially all of our customers purchase support when they purchase our products. Support and services revenue increased 28% in the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. As our customer base grows, we expect our revenue generated from support and services to increase; however, we expect the renewal rate of support contracts by existing customers to remain level.

In the three months ended September 30, 2011, we derived 96% of our revenue from indirect channels compared to 95% for the three months ended September 30, 2010. We expect indirect channel revenue to continue to be a substantial majority of our revenue.

We generated 44% of our revenue in the three months ended September 30, 2011 from international locations, compared to 45% in the three months ended September 30, 2010. We continue to expand into international locations and introduce our products in new markets and expect international revenue to increase in dollar amount over time.

Nine Months Ended September 30, 2011 Compared to the Nine Months Ended September 30, 2010: Product revenue increased by 38% in the nine months ended September 30, 2011 over the same period in the prior year due primarily to an increase in unit volume from sales to new customers and additional purchases by existing customers.

Support and services revenue increased by 31% in the nine months ended September 30, 2011 over the same period in the prior year due to higher first year support sales from higher product sales and the continued renewal of support contracts by our existing customers.

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

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2011	2010	2011	2010
Revenue:
Product	$132,061	$102,841	$361,073	$262,083
Support and services	57,722	44,965	162,568	124,373

Total revenue	189,783	147,806	523,641	386,456

Cost of revenue:
Cost of product	26,968	21,889	74,386	57,133
Cost of support and services	17,998	12,878	49,633	36,476

Total cost of revenue	44,966	34,767	124,019	93,609

Gross profit	$144,817	$113,039	$399,622	$292,847

Gross margin for product	80%	79%	79%	78%
Gross margin for support and services	69%	71%	69%	71%
Total gross margin	76%	76%	76%	76%

Quarter Ended September 30, 2011 Compared to the Quarter Ended September 30, 2010: The total cost of revenue increased $10.2 million, or 29.3%, in the three months ended September 30, 2011 compared to the three months ended September 30, 2010. The cost of product sold increased $5.1 million, or 23.2%, primarily due to an increase in unit volume associated with higher revenue. Cost of support and services revenue increased $5.1million, or 39.8%, as we added more technical support headcount domestically and abroad to support our growing customer base. Technical support and services headcount was 191 employees, including seven acquired company employees, as of September 30, 2011 compared to 159 employees as of September 30, 2010.

Gross margins remained at 76% in the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. Product gross margins increased to 80% in the three months ended September 30, 2011 from 79% in the three months ended September 30, 2010 as a result of volume leverage and favorable product mix. Gross margins for support and services decreased slightly to 69% due to certain redundant transportation and warehousing costs as we converted to a new logistics provider.

Nine Months Ended September 30, 2011 Compared to the Nine Months Ended September 30, 2010: The total cost of revenue increased $30.4 million, or 32.5%, in the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. The increase in cost of product revenue of $17.3 million, or 30.2%, was due primarily to increased unit volume associated with higher revenue. Cost of support and services revenue increased $13.2 million, or 36.1%, due to increased personnel related costs as a result of increased headcount.

Gross margins remained at 76% in the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. Product gross margins increased to 79% in the nine months ended September 30, 2011 from 78% in the nine months ended September 30, 2010 as a result of volume leverage and favorable product mix. Gross margins for support and services decreased slightly to 69%.

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

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2011	2010	2011	2010
Sales and marketing expenses	$70,208	$56,517	$195,029	$158,575
Percent of total revenue	37%	38%	37%	41%

Quarter Ended September 30, 2011 Compared to the Quarter Ended September 30, 2010: Sales and marketing expenses increased by $13.7 million, or 24.2%, in the three months ended September 30, 2011 compared to the three months ended September 30, 2010 primarily due to increases in personnel costs of $9.2 million. The increase in personnel costs, which include salaries, commissions, bonuses and related benefits and stock-based compensation, was primarily due to headcount increasing to 714 employees, including 51 acquired company employees, as of September 30, 2011 from 536 employees as of September 30, 2010. Intangibles amortization and acquisition-related bonuses contributed $0.6 million and $0.7 million, respectively, to the increase in sales and marketing expense.

Nine Months Ended September 30, 2011 Compared to the Nine Months Ended September 30, 2010: The increase in sales and marketing expenses for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 of $36.5 million, or 23.0%, is primarily due to increases in personnel costs of $24.6 million, increases in marketing costs of $2.3million and increases in travel and entertainment expenses of $3.0 million. Intangibles amortization contributed to $0.8 million of the increase in sales and marketing expense.

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

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2011	2010	2011	2010
Research and development expenses	$30,999	$21,951	$89,250	$61,500
Percent of total revenue	16%	15%	17%	16%

Quarter Ended September 30, 2011 Compared to the Quarter Ended September 30, 2010: R&D expenses increased by $9.0 million, or 41.2%, in the three months ended September 30, 2011 compared to the three months ended September 30, 2010 primarily due to increases in personnel costs of $6.0 million, facilities and information technology costs of $0.4 million, and acquisition-related bonuses of $0.8 million. The increase in personnel costs, which include salaries, bonuses and related benefits and stock-based compensation, was primarily due to headcount increasing to 444 employees, including 34 acquired company employees, as of September 30, 2011 from 314 employees as of September 30, 2010. In addition, during the three months ended September 30, 2011, we recorded legal fees pursuant to the Silver Peak Systems litigation to R&D expenses, which may become more significant in future periods.

Nine Months Ended September 30, 2011 Compared to the Nine Months Ended September 30, 2010: The increase in R&D expenses for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 of $27.7 million, or 45.1%, is primarily due to an increase in personnel costs of $17.4 million, outside services of $2.5 million and facilities and information technology costs of $1.5 million. Acquisition-related bonuses contributed to $1.7 million of the increase in research and development expense.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation for personnel and facilities costs related to our executive, finance, human resources, information technology and legal organizations, and fees for professional services. Professional services include legal, audit and information technology consulting costs.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2011	2010	2011	2010
General and administrative expenses	$15,353	$12,078	$43,949	$34,393
Percent of total revenue	8%	8%	8%	9%

Quarter Ended September 30, 2011 Compared to the Quarter Ended September 30, 2010: General and administrative expenses increased by $3.3 million, or 27.1%, in the three months ended September 30, 2011 compared to the three months ended September 30, 2010 due to an increase in personnel costs of $2.4 million. The increase in personnel costs, which include salaries, bonuses and related benefits and stock-based compensation, was primarily due to headcount increasing to 174 employees, as of September 30, 2011 from 133 employees as of September 30, 2010.

Nine Months Ended September 30, 2011 Compared to the Nine Months Ended September 30, 2010: The increase of $9.6 million, or 27.8%, in general and administrative expenses for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 is primarily due to an increase in personnel costs of $6.6 million and outside services of $0.9 million.

Acquisition-Related Costs

Acquisition-related costs include changes in the fair value of the acquisition-related contingent consideration, transaction costs and integration-related costs, which are summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2011	2010	2011	2010
Transaction costs	$968	$—	$2,360	$—
Integration costs	1,133	—	1,133	—
Change in fair value of acquisition-related contingent consideration	631	—	631	2,725

Acquisition-related costs	$2,732	$—	$4,124	$2,725

Quarter Ended September 30, 2011 Compared to the Quarter Ended September 30, 2010: The acquisition-related costs recorded in the three months ended September 30, 2011 include $2.1 million of transaction and integration costs related to acquisitions completed during the third quarter of 2011. There were no acquisition-related costs recorded in the three months ended September 30, 2010.

Nine Months Ended September 30, 2011 Compared to the Nine Months Ended September 30, 2010: The acquisition-related costs recorded in the first nine months of 2011 include $3.5 million of transaction and integration costs related to acquisitions completed during the third quarter of 2011. The acquisition-related costs recorded in the first nine months of 2010 include changes in the fair value of the acquisition-related contingent consideration. The final liability for contingent consideration relating to the Mazu acquisition, which was determined pursuant to the achievement of certain bookings targets through March 31, 2010, was paid during the third quarter of 2010. During the nine months ended September 30, 2010, we recognized $2.7 million of acquisition-related costs due to the change in fair value of acquisition-related contingent consideration to be distributed directly to the Mazu shareholders.

Other Income (Expense), Net

Other income (expense), net consists primarily of interest income on our cash and investments, interest expense, and foreign currency exchange gains and losses. Cash has historically been invested in highly liquid investments such as time deposits held at major banks, commercial paper, U.S. government agency discount notes, money market mutual funds and other money market securities with average portfolio maturities at the date of purchase less than one year.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2011	2010	2011	2010
Interest income	$351	$371	$1,220	$853
Other	(502)	13	(532)	(170)

Total other income (expense), net	$(151)	$384	$688	$683

Quarter Ended September 30, 2011 Compared to the Quarter Ended September 30, 2010: Other income (expense), net decreased in the three months ended September 30, 2011 compared to the three months ended September 30, 2010 primarily due to increased foreign exchange losses related to the revaluation of the acquisition-related contingent consideration. Weighted average interest rates applicable to our cash and investment balances decreased to 0.3% in the three months ended September 30, 2011 compared to 0.4% in the three months ended September 30, 2010.

Nine Months Ended September 30, 2011 Compared to the Nine Months Ended September 30, 2010: Other income (expense), net, was flat in the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. Weighted average interest rates applicable to our cash and investment balances remained at 0.3% in the nine months ended September 30, 2011 and 2010. Other expense primarily represents foreign exchange losses on foreign currency denominated liabilities.

Provision for Income Taxes

The provision for income taxes for the three months ended September 30, 2011 and 2010 was $6.0 million and $9.0 million, respectively. Our income tax provision consists of federal, foreign, and state income taxes. Our effective tax rate was 23.8% and 39.2% for the three months ended September 30, 2011 and 2010, respectively, and 35.8% and 40.7% for the nine months ended September 30, 2011 and 2010, respectively.

Our effective tax rate differs from the federal statutory rate due to state taxes and significant permanent differences. Significant permanent differences arise primarily from taxes in foreign jurisdictions with a tax rate different than the U.S. federal statutory rate, stock-based compensation expense, R&D credits, certain acquisition related items, the amortization of deferred tax charges related to our intercompany sale of intellectual property rights, and the benefits from a change in tax status of our United Kingdom (UK) subsidiaries.

During the quarter ended September 30, 2011, our UK subsidiaries made an election to change their tax status to an entity that is disregarded for federal and state income tax purposes. As a result of the change in tax status, we recorded a deferred tax benefit of $3.6 million to record certain deferred tax assets resulting from the change.

We recorded a deferred charge during the nine months ended September 30, 2011 related to the deferral of income tax expense on intercompany profits that resulted from the sale of our intellectual property rights outside of North and South America to our Singapore subsidiary. The deferred charge is included in the Prepaid expenses and other current assets and the Other assets lines of the condensed consolidated balance sheets in the amounts of $5.6 million and $18.2 million, respectively. The deferred charge will be amortized as a component of income tax expense over the five year economic life of the intellectual property.

Our effective tax rate for the three months ended September 30, 2011 is lower when compared to the same period in the prior year primarily due to the income tax benefits recorded in the current year that result from a change in tax status of our UK subsidiaries for federal and state income tax purposes.

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

During the nine months ended September 30, 2011, we increased our liability for unrecognized income tax benefits by $10.5 million to $17.4 million for tax positions related to the current year. The unrecognized tax benefits that, if recognized, would impact the effective tax rate were $16.0 million as of September 30, 2011.

We are subject to potential income tax audits on open tax years by any taxing jurisdiction in which we operate. The taxing authorities of the most significant jurisdictions are the United States Internal Revenue Service, California Franchise Tax Board and HM Revenue and Customs in the UK and the Inland Revenue Authority of Singapore. We do not anticipate any material adjustments to our tax provisions relating to previously filed tax returns. The statute of limitations for federal, state, UK and Singapore tax purposes are generally three, four, one and four year(s) respectively; however, we continue to carryover tax attributes prior to these periods for federal and state purposes, which would still be open for examination by the respective tax authorities. Accordingly, years 2004 through 2010 are open to tax examinations for federal and state purposes.

Liquidity and Capital Resources

(in thousands)	As of September 30, 2011	As of December 31, 2010
Working capital	$376,660	$374,898
Cash and cash equivalents	$153,856	$165,726
Short and long-term investments	$405,404	$335,414

	Nine months ended
	September 30,
(in thousands)	2011	2010
Cash provided by operating activities	$147,287	$113,265
Cash used in investing activities	$(205,833)	$(89,703)
Cash provided by financing activities	$46,373	$37,895

Cash and Cash Equivalents

Cash and cash equivalents consist of money market mutual funds, government-sponsored enterprise obligations, treasury bills, commercial paper and other money market securities with remaining maturities at date of purchase of 90 days or less.

Short and long-term investments consist of government-sponsored enterprise obligations, treasury bills and corporate bonds and notes. The fair value of investments is determined as the exit price in the principal market in which we would transact. The fair value of our investments has not materially fluctuated from historical cost. The accumulated unrealized losses, net of tax, on investments recognized in accumulated other comprehensive income (loss) in our stockholders’ equity as of September 30, 2011 is $0.1 million. The recent volatility in the credit markets has increased the risk of material fluctuations in the fair value of investments.

Cash and cash equivalents, short-term investments and long-term investments increased by $58.1 million in the nine months ended September 30, 2011 to $559.3 million.

Pursuant to certain lease agreements and as security for our merchant services agreement with our financial institution, we are required to maintain cash reserves, classified as restricted cash. Long-term restricted cash totaled $2.6 million at September 30, 2011 and December 31, 2010. Long-term restricted cash is included in Other assets in the condensed consolidated balance sheets and consists primarily of funds held as collateral for letters of credit for the security deposit on the leases of our corporate headquarters and is restricted until the end of the lease terms on July 31, 2014.

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

Cash provided by operating activities was $147.3 million in the nine months ended September 30, 2011 an increase of $34.0 million compared to $113.3 million in the nine months ended September 30, 2010. The increase in cash flow from operating activities was primarily due to an increase in cash flow of $23.6 million from operations after adjusting for non-cash items, primarily related to an increase in cash used for excess tax benefits from employee stock plans, and a $10.4 million increase from the change in operating assets and liabilities, primarily increases in income taxes payable and deferred revenues offset by trade receivables and other assets.

Cash Flows used in Investing Activities

Cash flows used in investing activities primarily relate to acquisitions, purchases of investments, net of sales and maturities and capital expenditures.

Cash used in investing activities increased by $116.1 million to $205.8 million in the nine months ended September 30, 2011 compared to $89.7 million in the nine months ended September 30, 2010. The increase in cash used in investing activities is primarily due to payments for acquisitions totaling $120.2 million.

Cash provided by Financing Activities

Cash provided by financing activities in the nine months ended September 30, 2011 totaled $46.4 million and consisted of proceeds from the issuance of common stock of $42.0 million and excess tax benefit from employee stock plans of $34.5 million offset by cash used to net share settle equity awards of $10.1 million and cash used to repurchase shares of $20.0 million.

We believe that our net proceeds from operations, together with our cash balance at September 30, 2011, will be sufficient to fund our projected operating requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of expansion into new territories, the timing of introductions of new products and enhancements to existing products, and the continuing market acceptance of our products. In the future, we may enter into other arrangements for potential investments in, or acquisitions of, complementary businesses, services or technologies, which could require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Contractual Obligations

The following is a summary of our contractual obligations as of September 30, 2011:

	Total	Remaining three months of 2011	2012	2013	2014	2015	Thereafter
	(in thousands)
Contractual Obligations
Operating leases	$60,552	$2,403	$9,964	$10,454	$9,299	$5,686	$22,746
Purchase obligations (1)	$10,415	10,406	9	—	—	—	—
Acquisition-related contingent consideration	$15,215	—	15,215	—	—	—	—

Total contractual obligations	$86,182	$12,809	$25,188	$10,454	$9,299	$5,686	$22,746

(1)	Represents amounts associated with agreements that are enforceable, legally binding and specify terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of payment. Obligations under contracts that we can cancel without a significant penalty are not included in the table above.

Off-Balance Sheet Arrangements

At September 30, 2011 and December 31, 2010, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes, nor did we have any undisclosed material transactions or commitments involving related persons or entities.

Other

At September 30, 2011 and December 31, 2010, we did not have commercial commitments under lines of credit, standby repurchase obligations or other such debt arrangements.

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

Pursuant to the acquisition of Zeus, we recorded a U.S. dollar-denominated liability of $13.5 million for the acquisition-related contingent consideration on our UK subsidiary. This liability is subject to fluctuations in foreign currency exchange rates, which could have a negative impact on our statement of operations.

Interest Rate Sensitivity

We had unrestricted cash and cash equivalents, and investments totaling $559.3 million and $501.1 million at September 30, 2011 and December 31, 2010, respectively. Cash and cash equivalents of $153.9 million and $165.7 million at September 30, 2011 and December 31, 2010, respectively, are held for working capital purposes and include highly liquid investments with a maturity of ninety days or less at the time of purchase. Cash equivalents consist primarily of money market mutual funds, government-sponsored enterprise obligations, treasury bills, and other money market securities. Investments of $405.4 million and $335.4 million at September 30, 2011 and December 31, 2010, respectively, consist of government-sponsored enterprise obligations, treasury bills, FDIC-backed certificates of deposit and corporate bonds and notes.

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

Evaluation of Disclosure Controls and Procedures

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2011, the end of the period covered by this quarterly report on Form 10-Q. This controls evaluation was done under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO).

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

Based upon the controls evaluation, our CEO and CFO have concluded that as of September 30, 2011, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission and to ensure that material information relating to us and our consolidated subsidiaries is made known to management, including the CEO and CFO.

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

On June 1, 2011, we served Silver Peak Systems, Inc. with a lawsuit, filed in the United States District Court for the District of Delaware, alleging infringement of certain patents. The lawsuit seeks unspecified damages and injunctive relief. On July 22, 2011, Silver Peak Systems denied the allegations and requested declaratory judgments of invalidity and non-infringement.

On August 17, 2011, Silver Peak Systems amended its counterclaims against us, alleging infringement by Riverbed of certain patents. The lawsuit seeks unspecified damages and injunctive relief. On September 20, 2011, we denied Silver Peak Systems’ allegations and requested declaratory judgments of invalidity and non-infringement.

At this time we are unable to estimate any range of reasonably possible loss relating to these actions. Discovery is ongoing, and trial is currently scheduled to begin on July 29, 2013. We believe that we have meritorious defenses to the counterclaims against us and we intend to vigorously contest these counterclaims.

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

•	fluctuations in sales cycles and prices for our products and services;

•	reductions in customers’ budgets for information technology purchases and delays in their purchasing cycles;

•	general economic or political conditions in our domestic and international markets, in particular the recent deficit spending and government debt issues surrounding the U.S. and Eurozone economies;

•	limited visibility into customer spending plans;

•	changing market conditions, including current and potential customer consolidation;

•	customer or partner concentration. For example, one value-added distributor represented more than 10% of our revenue for the three and nine months ended September 30, 2011;

•	variation in sales channels, product costs or mix of products sold;

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

•

customer acceptance of new product introductions. For example, we recently introduced solutions for the public cloud, including a cloud-intelligent WAN optimization solution and a cloud storage accelerator targeting back-up and select archive workloads. These new products may not achieve any significant degree of market acceptance or be accepted into our sales channel by our channel partners. Furthermore, many of our target customers have not purchased products similar to these and might not have a specific budget for the purchase of these products;

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

•	unpredictability in the development of core, new or adjacent markets, including the public cloud computing market and including any markets that we enter as a result of acquisitions;

•	the timing of product releases or upgrades by us or by our competitors;

•	any significant changes in the competitive dynamics of our markets, including new entrants or substantial discounting of products;

•	our ability to control costs, including our operating expenses and the costs of the components we purchase;

•	any component shortages or price fluctuations in our supply chain. For example, the recent flooding in Thailand may affect the availability of disk drive components that we use in our products;

•	our ability to establish and maintain successful relationships with channel partners, and the effectiveness of any changes we make to our distribution model;

•	any decision to increase or decrease operating expenses in response to changes in the marketplace or perceived marketplace opportunities;

•	our ability to derive benefits from our investments in sales, marketing, engineering or other activities;

•

our ability to successfully work with partners on combined solutions. For example, where our product features the Riverbed Services Platform (RSP), we are required to work closely with our partners in product validation, marketing, selling and support;

•	volatility in our stock price, which may lead to higher stock compensation expenses;

•

unpredictable fluctuations in our effective tax rate due to disqualifying dispositions of stock from the employee stock purchase plan and stock options, changes in the valuation of our deferred tax assets or liabilities, changes in actual results versus our estimates, or changes in tax laws, regulations, accounting principles, or interpretations thereof; and

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

Our business depends on the overall demand for information technology, and in particular for WAN optimization, and on the economic health and general willingness of our current and prospective customers, both enterprises and government organizations, to make capital commitments. These government organizations include non-U.S. as well as U.S. federal, state and local organizations. In some quarters, sales to government organizations have represented, and may in the future represent, a significant portion of overall sales. If the conditions in the U.S. and global economic environment, including the economies of any international markets that we serve, remain uncertain or continue to be volatile, or if they deteriorate further, our business, operating results, and financial condition would likely be materially adversely affected. For example, U.S. government deficit spending and debt levels, as well as actions taken by the U.S. Congress relating to these matters, could negatively impact the U.S. and global economies and adversely affect our financial results. In addition, our financial results could be negatively impacted by the continuing uncertainty surrounding, or any deterioration relating to, the debt levels or growth prospects for Eurozone economies. Economic weakness, customer financial difficulties and constrained spending on IT initiatives have resulted, and may in the future result, in challenging and delayed sales cycles and could negatively impact our ability to forecast future periods. In addition, the markets we serve are emerging and the purchase of our products involves material changes to established purchasing patterns and policies. The purchase of our products is often discretionary and may involve a significant commitment of capital and other resources. In addition, our operating expenses are largely based on anticipated revenue trends and a high percentage of our expenses are, and will continue to be, fixed in the short-term. Uncertainty about future economic conditions makes it difficult to forecast operating results and to make decisions about future investments. Weak or volatile economic conditions would likely harm our business and operating results in a number of ways, including information technology spending reductions among customers and prospects, longer sales cycles, lower prices for our products and services and reduced unit sales. A reduction in information technology spending could occur or persist even if economic conditions improve. In addition, any increase in worldwide commodity prices may result in higher component prices and increased shipping costs, both of which may negatively impact our financial results.

Many of our customers and channel partners use third parties to finance their purchases of our products. Any freeze, or reduced liquidity, in the credit markets may result in customers or channel partners either delaying or entirely foregoing planned purchases of our products if they are unable to obtain the required financing. This would result in reduced revenues, and our business, operating results and financial condition would be harmed. In addition, these customers’ and partners’ ability to pay for products already purchased may be adversely affected by any credit market turmoil or an associated downturn in their own business, which in turn could harm our business, operating results and financial condition.

We face intense competition that could reduce our revenue and adversely affect our financial results.

The market for our products is highly competitive and we expect competition to intensify in the future. Other companies may introduce new products in the same markets we serve or intend to enter.

This competition could result, and has resulted in the past, in increased pricing pressure, reduced profit margins, increased sales and marketing expenses and failure to increase, or the loss of, market share, any of which would likely seriously harm our business, operating results and financial condition.

Competitive products may in the future have better performance, more and/or better features, lower prices and broader acceptance than our products. Many of our current or potential competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, sales, marketing and other resources than we do. Potential customers may prefer to purchase from their existing suppliers rather than a new supplier regardless of product performance or features. Currently, in the WAN Optimization market we face competition from a number of established companies, including Cisco Systems, Blue Coat Systems, Citrix Systems, Juniper Networks and F5 Networks. We also face competition from a large number of smaller private companies and new market entrants. In the Network Performance Management market, our Cascade product line primarily competes with Netscout, Computer Associates (NetQos) and OpNet. As a result of our July 2011 acquisitions of Zeus and Aptimize, we face additional competition from F5 Networks and Citrix Systems.

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

Our future success is highly dependent upon establishing and maintaining successful relationships with a variety of channel partners, including value-added resellers, value-added distributors, service providers, and systems integrators. A substantial majority of our revenue is derived from indirect channel sales and we expect indirect channel sales to continue to account for a substantial majority of our total revenue. We employ a two-tier distribution strategy as part of a larger effort to scale our reach and better serve the needs of our channel. Our revenue depends in large part on the effective performance of these channel partners, and changes to our distribution model, the loss of a channel partner or the reduction in sales to our channel partners could materially reduce our revenues and gross margins. By relying on indirect channels, we may have little or no contact with the ultimate users of our products, thereby making it more difficult for us to establish brand awareness, ensure proper delivery and installation of our products, service ongoing customer requirements and respond to evolving customer needs. In addition, we recognize a large portion of our revenue based on a sell-through model using information regarding the end user customers that is provided by our channel partners. If those channel partners provide us with inaccurate or untimely information, the amount or timing of our revenues could be adversely impacted. For example, we have encountered delays with certain partners where internal processing issues have prevented that partner from providing a purchase order to us in a timely manner.

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

Our use of Riverbed-designed content in our hardware platforms has increased our susceptibility to scarcity or delivery delays for custom components within our systems. Shortages in components that we use in our products have occurred recently and may occur in the future and our suppliers’ ability to predict the availability of such components may be limited. For example, the recent flooding in Thailand may affect the availability of disk drive components. Some components that we use are available only from limited sources of supply. In addition, the lead times associated with certain components are lengthy and preclude rapid changes in quantity requirements and delivery schedules. The unavailability of any component that is necessary to the proper functioning of our appliances would prevent us from shipping products. Any inability to timely ship our products would delay sales and adversely impact our revenue, business, operating results and financial condition.

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

Any introduction of, and transition to, a new product line requires us to forecast customer demand for both legacy and new product lines for a period of time, and to maintain adequate inventory levels to support the sales forecasts for both product lines. If new product line sales, or product line sales in general, exceed our sales forecast, we could possibly experience stock shortages, which would negatively affect our revenues. If legacy product line sales, or product line sales in general, fall short of our sales forecast, we could have excess inventory, as has occurred in prior quarters. Any inventory charges would negatively impact our product gross margins.

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

        In February 2009, we acquired Mazu Networks, Inc. In October 2010 and November 2010, we acquired CACE Technologies, Inc. and Global Protocols LLC, respectively. In July 2011, we acquired Zeus Technology Ltd. and Aptimize Ltd. In the future we may acquire other businesses, products or technologies. Our ability as an organization to integrate acquisitions is unproven. Any acquisitions that we complete may not ultimately strengthen our competitive position or achieve our goals, or the acquisition may be viewed negatively by customers, financial markets or investors. In addition, we may encounter difficulties in integrating personnel, operations, technologies or products from the acquired businesses and in retaining and motivating key personnel from these businesses. We may also encounter difficulties in maintaining uniform standards, controls, procedures and policies across locations, or in managing geographically or culturally diverse locations. We may experience significant problems or liabilities associated with acquired or integrated product quality or technology. Acquisitions may disrupt our ongoing operations, divert management from day-to-day responsibilities and increase our expenses. Acquisitions may reduce our cash available for operations and other uses and could result in an increase in amortization expense related to identifiable assets acquired, potentially dilutive issuances of equity securities or the incurrence of debt.

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

We depend on our ability to protect our proprietary technology. We rely on trade secret, patent, copyright and trademark laws and confidentiality agreements with employees and third parties, all of which offer only limited protection. Despite our efforts, the steps we have taken to protect our proprietary rights may not be adequate to preclude misappropriation of our proprietary information or infringement of our intellectual property rights, and our ability to police such misappropriation or infringement is uncertain, particularly in countries outside of the U.S. Further, with respect to patent rights, we do not know whether any of our pending patent applications will result in the issuance of patents or whether the examination process will require us to narrow our claims, and even if patents are issued, they may be contested, circumvented or invalidated over the course of our business. The invalidation of any of our key patents could benefit our competitors by allowing them to more easily design products similar to ours. Moreover, the rights granted under any issued patents may not provide us with proprietary protection or competitive advantages, and competitors may in any event be able to develop similar or superior technologies to our own now or in the future. Protecting against the unauthorized use of our products, trademarks and other proprietary rights is expensive, difficult and, in some cases, impossible. Litigation has been necessary in the past and may be necessary in the future to enforce or defend our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. For example, in the third quarter of 2008 we settled a patent infringement lawsuit with Quantum Corporation where both we and Quantum asserted that the other party infringed a patent or patents. In addition, we are currently engaged in patent infringement litigation against Silver Peak Systems, in which both we and Silver Peak Systems assert patent infringement by the other party. Intellectual property litigation has resulted, and may in the future result, in substantial costs and diversion of management resources, and may in the future harm our business, operating results and financial condition. Furthermore, many of our current and potential competitors have the ability to dedicate substantially greater resources to enforce their intellectual property rights than we do. Accordingly, despite our efforts, we may not be able to prevent third parties from infringing upon or misappropriating our intellectual property.

Claims by others that we infringe their proprietary technology could harm our business.

Our industry is, and any industry or market that we may enter in the future may be, characterized by the existence of a large number of patents and frequent claims and related litigation regarding patent and other intellectual property rights. In the ordinary course of our business, we are involved in disputes and licensing discussions with others regarding their claimed proprietary rights and we cannot assure you that we will always successfully defend ourselves against such claims. Third parties have claimed and may in the future claim that our products or technology infringe their proprietary rights. For example, in the third quarter of 2008 we settled a patent infringement lawsuit with Quantum Corporation. In addition, in the third quarter of 2011 Silver Peak Systems alleged that we infringed certain of its patents. We expect that infringement claims may increase as the number of products and competitors in any of our markets increases and overlaps occur. In addition, as we have gained greater visibility and market exposure as a public company, we face a higher risk of being the subject of intellectual property infringement claims. Any claim of infringement by a third party, even those without merit, could cause us to incur substantial legal costs defending against the claim, and could distract our management from our business. Furthermore, we could be subject to a judgment or voluntarily enter into a settlement, either of which could require us to pay substantial damages. A judgment or settlement could also include an injunction or other court order that could prevent us from offering our products. In addition, we might elect or be required to seek a license for the use of third-party intellectual property, which may not be available on commercially reasonable terms or at all, or if available, the payments under such license may harm our operating results and financial condition. Alternatively, we may be required to develop non-infringing technology, which could require significant effort and expense and may ultimately not be successful. Any of these events could seriously harm our business, operating results and financial condition. Third parties may also assert infringement claims against our customers and channel partners. Any of these claims would require us to initiate or defend potentially protracted and costly litigation on their behalf, regardless of the merits of these claims, because we generally indemnify our customers and channel partners from claims of infringement of proprietary rights of third parties. If any of these claims succeed, or if we voluntarily enter into a settlement, we may be forced to pay damages on behalf of our customers or channel partners, which could have a material adverse effect on our business, operating results and financial condition.

Our international sales and operations subject us to additional risks that may harm our operating results.

In the third quarter of 2011, we derived approximately 44% of our revenue from customers outside the U.S. We have personnel in numerous countries worldwide. We expect to continue to add personnel in additional countries. Our international sales and operations makes us subject to various U.S. and international laws and regulations, including those relating to antitrust, data protection, and business dealings with both commercial and governmental officials and organizations. Our international sales and operations subject us to a variety of additional risks, including:

•	the difficulty and cost of managing and staffing international offices and the increased travel, infrastructure, legal and other compliance costs associated with multiple international locations;

•	difficulties in enforcing contracts and collecting accounts receivable, and longer payment cycles, especially in emerging markets;

•	tariffs and trade barriers and other regulatory or contractual limitations on our ability to sell or develop our products in certain foreign markets;

•	the effects of any political instability on the general willingness of our current and prospective customers to make capital commitments;

•	unfavorable changes in tax treaties or laws;

•	increased exposure to foreign currency exchange rate risk; and

•	reduced protection for intellectual property rights in some countries.

As we continue to expand our business globally, our success will depend, in large part, on our ability to anticipate and effectively manage these and other risks associated with our international sales and operations. Our failure to manage any of these risks successfully, or to comply with these laws and regulations, could harm our operations, reduce our sales and harm our business, operating results and financial condition.

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

Developing our products is expensive, and the investment in product development may involve a long payback cycle or may not generate additional revenue at all. In the third quarter of 2011, our research and development expenses were $31.0 million, or approximately 16% of our total revenue. Our future plans include significant investments in research and development and related product opportunities. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. These investments may take several years to generate positive returns, if ever.

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

We also incorporate certain third-party technologies, including software programs, into our products and may need to utilize additional third-party technologies in the future. However, licenses to relevant third-party technology may not continue to be available to us on commercially reasonable terms, or at all. Therefore, we could face delays in product releases until equivalent technology can be identified, licensed or developed, and integrated into our current products. These delays, if they occur, could materially adversely affect our business, operating results and financial condition. We currently use third-party software programs in our appliance and software products, some of which are currently available from only one vendor. Any disruption in our access to these or other software programs or third-party technologies could result in significant delays in our product releases and could require substantial effort to locate or develop a replacement program. If we decide in the future to incorporate into our products any other software program licensed from a third party, and the use of such software program is necessary for the proper operation of our appliances, then our loss of any such license would similarly adversely affect our ability to release our products in a timely fashion.

We are subject to various regulations that could subject us to liability or impair our ability to sell our products.

Our products are subject to a variety of government regulations, including export controls, import controls, environmental laws and required certifications. For example, our products are subject to export controls of the U.S. and other countries and may be exported outside the U.S. and other countries only with the required level of export license or through an export license exception, because we incorporate encryption technology into our products. In addition, various countries regulate the import of certain encryption technology and have enacted laws that could limit our ability to distribute our products or could limit our customers’ ability to implement our products in those countries. Changes in our products or changes in regulations may increase the cost of building and selling our products, create delays in the introduction of our products in international markets, prevent our customers with international operations from deploying our products throughout their global systems or, in some cases, prevent the export or import of our products to certain countries altogether. Any change in regulations, shift in approach to the enforcement or scope of existing regulations, or change in the countries, persons or technologies targeted by such regulations, could result in decreased use of our products by, or in our decreased ability to export or sell our products to, existing or potential customers with international operations. We must comply with various and increasing environmental regulations, both domestic and international, regarding the manufacturing and disposal of our products. For example, we must comply with Waste Electrical and Electronic Equipment Directive laws, which are being adopted by certain European Economic Area countries on a country-by-country basis. Failure to comply with these and similar laws on a timely basis, or at all, could have a material adverse effect on our business, operating results and financial condition. This would also be true if we fail to comply, either on a timely basis or at all, with any U.S. environmental laws regarding the manufacturing or disposal of our products. Any decreased use of our products or limitation on our ability to export or sell our products would harm our business, operating results and financial condition.

We compete in rapidly evolving markets and have a limited operating history, which makes it difficult to predict our future operating results.

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

Our business is subject to the risks of earthquakes, fire, floods, pandemics and other natural catastrophic events, and to interruption by manmade problems such as computer viruses, break-ins or terrorism.

Our main operations, including our primary data center, are located in the San Francisco Bay Area, a region known for seismic activity. A significant natural disaster, such as an earthquake, fire or a flood, could disrupt our operations and therefore harm our business, operating results and financial condition. A natural disaster could also impact our ability to manufacture and deliver our products to customers, or provide support to our customers, any of which would harm our business, operating results and financial condition. In addition, our servers are vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with our computer systems, which could result in the theft of intellectual property, customer information or other sensitive data. Any of these incidents could result in both legal and reputational costs. Natural disasters, acts of unrest or terrorism or war could also cause disruptions in our or our customers’ business, our domestic and international markets, or the economy as a whole. To the extent that such disruptions result in delays or cancellations of customer orders or the deployment of our products, our business, operating results and financial condition would be adversely affected.

Risks Related to Ownership of Our Common Stock

The trading price of our common stock has been volatile and is likely to be volatile in the future.

The trading prices of the securities of technology companies, including our own, have been highly volatile. Further, our common stock has a limited trading history. Since our initial public offering in September 2006 through September 30, 2011, our stock price, after adjusting for our 2:1 stock split in the form of a stock dividend effected in November 2010, has fluctuated from a low of $3.55 to a high of $44.70. The market price of our common stock has at times reflected a higher multiple of expected future earnings than many other companies. As a result, even small changes in investor expectations regarding our future growth and earnings, whether as a result of actual or rumored financial or operating results, changes in the mix of products and services sold, acquisitions, industry changes, or other factors, could result in, and have recently resulted in, significant fluctuations in the market price of our common stock.

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

The following table summarizes the stock repurchase activity for the three months ended September 30, 2011 and the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (2)
July 1, 2011 – July 31, 2011	—	$—	—	$—
August 1, 2011 – August 31, 2011	406,545	22.16	406,545	140,990,000
September 1, 2011 – September 30, 2011	467,776	23.53	467,776	129,983,000

Total	874,321	$22.89	874,321	$129,983,000

(1)	On August 19, 2011, our Board of Directors authorized a Share Repurchase Program, which authorizes us to repurchase up to $150.0 million of our outstanding common stock. The Share Repurchase Program will expire in August 2013.
(2)	During the third quarter of 2011, we repurchased 874,321 shares of common stock under this Program for an aggregate purchase price of approximately $20.0 million, or a weighted average of $22.89 per share. These shares were purchased in open market transactions. The timing and amounts of these purchases were based on market conditions and other factors including price, regulatory requirements and capital availability. The share repurchases were financed by available cash balances and cash from operations.

Item 6.	Exhibits

Exhibit No.	Description

2.1	Share Purchase Agreement dated as of July 19, 2011, among Riverbed Technology, Inc. (as guarantor), Riverbed Technology Limited, a wholly-owned subsidiary of Riverbed Technology, Inc., the holders of securities of Zeus Technology Limited, and an agent for such holders. (3)

3.1	Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws. (2)

4.1	Form of Common Stock Certificate. (1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (No. 333-133437) filed with the SEC on April 20, 2006, as amended.
(2)	Incorporated by reference to Registrant’s Current Report on Form 8-K (No. 001-33023) filed with the SEC on February 22, 2011.
(3)	Incorporated by reference to Registrant’s Current Report on Form 8-K (No. 001-33023) filed with the SEC on July 25, 2011.
*	Furnished and not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Riverbed Technology, Inc. under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: October 28, 2011

RIVERBED TECHNOLOGY, INC.

By:	/s/ Jerry M. Kennelly

Jerry M. Kennelly
President and Chief Executive Officer

Dated: October 28, 2011

RIVERBED TECHNOLOGY, INC.

By:	/s/ Randy S. Gottfried

Randy S. Gottfried
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

2.1	Share Purchase Agreement dated as of July 19, 2011, among Riverbed Technology, Inc. (as guarantor), Riverbed Technology Limited, a wholly-owned subsidiary of Riverbed Technology, Inc., the holders of securities of Zeus Technology Limited, and an agent for such holders. (3)

3.1	Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws. (2)

4.1	Form of Common Stock Certificate. (1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (No. 333-133437) filed with the SEC on April 20, 2006, as amended.
(2)	Incorporated by reference to Registrant’s Current Report on Form 8-K (No. 001-33023) filed with the SEC on February 22, 2011.
(3)	Incorporated by reference to Registrant’s Current Report on Form 8-K (No. 001-33023) filed with the SEC on July 25, 2011.
*	Furnished and not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Riverbed Technology, Inc. under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.