Form 10-K
period 2011-12-31
Riverbed Technology, Inc.
filed 2012-02-10
CIK 1357326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2011

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2011, the last business day of our most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates was $4,846,796,882 based on the number of shares held by non-affiliates of the registrant as of June 30, 2011, and based on the reported last sale price of common stock on June 30, 2011. This calculation does not reflect a determination that persons are affiliates for any other purposes.

Number of shares of common stock outstanding as of January 26, 2012: 157,520,482.

Documents Incorporated by Reference: Portions of the registrant’s proxy statement relating to its 2012 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

RIVERBED TECHNOLOGY, INC.

YEAR ENDED DECEMBER 31, 2011

ANNUAL REPORT ON FORM 10-K

Part I

Item 1.	Business

Overview

Riverbed® develops and markets innovative and comprehensive solutions to the fundamental problems associated with IT performance across the global enterprise. Our flagship product is focused on addressing performance across wide area networks (WANs). Historically, computing across WANs has been plagued by poor performance, IT complexity and high cost. Our IT performance products allow organizations ranging from globally connected enterprises, government agencies and regional companies to understand the total performance picture; to optimize the yield from their WAN, storage infrastructure and applications; and to consolidate their IT infrastructure in the private cloud, public cloud and at the branch office. Riverbed’s complete family of performance products includes solutions for branch offices, mobile workers, private data centers, private clouds and cloud computing.

Our market leading Steelhead® products enable our customers to improve the performance of their applications and access to their data across WANs, typically increasing transmission speeds by 5 to 50 times and in some cases by up to 100 times. Our Cascade® product line, allows organizations to better assess, accelerate and adapt network performance. In 2010, we added packet capture and analysis to our Cascade network and application visibility solution and introduced our Whitewater cloud storage gateway product. In 2011, we added application delivery control to our product line with the Stingray product family. Our portfolio of IT performance products allows organizations to optimize their IT infrastructure to get the maximum return from network, storage and application investments.

The IT performance delivered by Riverbed solutions allows organizations to implement key initiatives, including:

•	Performance management across the WAN

•	Application performance across the WAN

•	Consolidation of remote office and data center IT

•	Collaboration between distributed offices and employees

•	Back-up and disaster recovery over the WAN

•	Virtualization

•	Cloud computing

Our goal is to establish our solutions as the preeminent performance and efficiency standard for organizations worldwide. We believe our products and services can provide significant benefits in millions of locations across the globe.

The Need for WAN Optimization

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

Extending Performance Beyond WAN Optimization

In 2010, we introduced solutions for the public cloud, including a cloud-intelligent WAN optimization solution and a cloud storage gateway targeting back-up and improved disaster recovery (DR) readiness. By extending our award-winning acceleration and de-duplication capabilities to cloud storage, we provide organizations with a fast, secure and cost-efficient method to eliminate antiquated tape based data protection systems, reduce backup costs by 30% to 50% and improve DR readiness, without changes in the existing infrastructure.

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

In July 2011, we acquired Zeus Technology Ltd. and Aptimize Ltd., which became the Stingray product line. The Stingray application delivery controller (ADC) family is used by enterprises and large-scale web organizations to improve application performance and to manage the delivery of complex, business-critical web services. Its virtual ADC (vADC) and web content optimization (WCO) capabilities give Riverbed customers an asymmetric performance solution.

WAN Optimization Industry Background

The WAN optimization market provides global access to data and applications across WANs with local area network (LAN) like performance. The WAN optimization market is large and growing. The key drivers of demand in this market are the increasingly geographically distributed nature of organizations and employees, the transition towards cloud storage and computing, the growing business dependence on application performance and real-time access to data, the increasing desirability of IT infrastructure consolidation in order to achieve compelling cost reductions or organizational efficiencies, and management and data protection benefits.

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

Transition Towards Cloud Architecture

Organizations have begun transitioning towards either a public or private cloud architecture in order to achieve greater financial efficiency, elastic resource provisioning and automation of IT management. This transition, however, typically reduces application performance by moving data and applications further away from end users, and also taxes network resources by more frequently migrating large amounts of data across the network.

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

The Riverbed WAN Optimization Solution

We have developed an innovative and comprehensive solution that broadly addresses the inter-related root causes of poor performance of wide-area distributed computing: latency and protocol chattiness, bandwidth limitations, data growth, and limited visibility. By simultaneously addressing these causes, we are able to significantly improve the performance of applications and access to data across WANs and enable the consolidation of costly IT infrastructures. Our solution, the Riverbed Optimization System (RiOS®) consists of hardware and software products that simultaneously address the fundamental performance limitations of distributed computing environments.

Through the application of our proprietary technology, our WAN optimization solution simultaneously addresses each of these root causes of poor WAN performance:

•

Application protocol chattiness — Our application streaming technology significantly reduces unnecessary protocol chattiness for a broad range of applications and protocols such as CIFS (Windows file sharing), NFS (UNIX file sharing), MAPI (Microsoft Exchange), Oracle Forms, Lotus Notes, MS-SQL HTTP, SSL and others;

•

Network protocol chattiness — Our transport streaming technology employs a variety of techniques to significantly improve TCP performance. Our technology allows more data to be transmitted in each trip, which reduces the number of trips required; and

•

Bandwidth and Storage limitations — Our data streaming technology employs sophisticated data mapping and pattern recognition techniques to minimize the amount of redundant data traversing WAN connections or minimize the amount of data that needs to be stored. Our products detect requests for redundant information and send very little more than the data that has actually been modified over the WAN.

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

•

Accelerate performance and access to software as a services (SAAS) applications — Akamai and Riverbed announced in 2011 our intention to develop a joint application acceleration solution for hybrid cloud networks that leverages a combination of Internet optimization and WAN optimization. The planned solution is designed to accelerate cloud-based applications, including SAAS applications.

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

The Broader Performance Need

As business has become more complex, so have the needs of enterprise IT. Recognizing this, we have expanded our product line beyond pure WAN optimization to application aware network performance management (NPM), virtual application delivery controllers (vADCs), web content optimization (WCO), and cloud storage delivery.

While our Cascade product line integrates closely with the Steelhead WAN optimization solution, it also offers compelling benefits for customers who have not yet deployed WAN optimization. Cascade offers superior application-aware NPM, so managers can resolve network and application performance problems before they impact the business. Users can discover, monitor and troubleshoot critical services, get accurate data for strategic IT projects, and communicate performance results clearly to the business, all while lowering IT management costs. Cascade combines flow-based and packet-based monitoring for a complete view of the environment, and integrates seamlessly with Wireshark, our most widely used open source network analysis tool.

Using Cascade means an enterprise can effectively gain an end-to-end view of performance throughout their distributed infrastructure. These views allow enterprises to find problems faster, and reduce the mean time to respond by 80% or more in some cases.

With the addition of our cloud backup and DR solution, the Whitewater gateway, we have extended our industry-proven de-duplication to cloud storage. Our de-duplication solutions, incorporated into our WAN optimization products, significantly reduce the volume of data traversing networks. Our Whitewater appliance cuts the cost of data back-up and DR by reducing both the cost of storage consumed and the bandwidth requirements for moving back-up data into and out of the cloud.

Our Stingray product line is software-based. The ADC family is used by enterprises and large-scale web organizations to improve application performance and to manage the delivery of complex, business-critical web services. Stingray provides data-center based performance optimization, server offload, application reliability, WCO, and application firewall capabilities. Stingray also provides robust scripting capabilities that allow enterprises to customize functionality based on their own business requirements.

Thousands of customers use Stingray today, both in private cloud environments and in public cloud environments such as Amazon, RackSpace, ACS and more.

The Riverbed Strategy

Our goal is to establish our solutions as the preeminent performance and efficiency standard for organizations relying on wide-area distributed computing. Key elements of our strategy include:

•

Build a unified performance platform — Riverbed is the performance company. Our vision is to give customers the tools to create the highest performing IT environment possible, enabling users everywhere to be more productive while giving IT teams greater control over their enterprises’ technology resources. Our vision focuses on the intersection of applications, networks, and storage, and brings customers a single, unified view of performance in their distributed environment;

•

Maintain and extend our technological advantages — We believe that we offer the broadest ability to enable rapid, reliable access to applications and data for our customers. We intend to enhance our position as a leader and innovator in the WAN optimization market. We also intend to continue to sell new capabilities, such as our new cloud solutions, into our installed base and to new customers. Continuing investments in research and development are critical to maintaining our technological advantage;

•

Enhance and extend our product lines — We plan to introduce enhancements to our product capabilities in order to address our customers’ size and application requirements. We also plan to introduce new products to extend our market and utilize our technology platform to extend our capabilities;

•

Extend our technology partner ecosystem — We plan to enhance our product capabilities via integration of partner technologies, in particular by increasing the selection of third-party applications on the Riverbed Services Platform;

•	Increase market awareness — To generate increased demand for our products, we will continue promoting our brand and the effectiveness of our comprehensive IT performance solutions;

•

Scale our distribution channels — Growth in revenue and increase in market share are key goals for us. We sell our products directly through our sales force and indirectly through channel partners. We derived 96% of our revenue through indirect channels in 2011. We intend to expand our direct sales force and leverage our indirect channels to extend our geographic reach and market penetration; and

•

Enhance and extend our support and services capabilities — On an ongoing basis, we plan to enhance and extend our support and services capabilities to continue to support our growing global customer base.

Products

Steelhead Product Family

Our Steelhead appliances consist of our proprietary software that is delivered as appliances on a purpose-built hardware computing platform, and as software for end users for public and private cloud environments. We sell different Steelhead appliances to address the needs of customers ranging from small office deployments to large headquarters and data center locations. The U.S. list prices for our Steelhead appliances currently range from $3,495 to $234,995. During 2010, we introduced the Steelhead 7050 WAN optimization appliance, Virtual Steelhead, and Cloud Steelhead. The Steelhead 7050 appliance combines new levels of bandwidth and TCP session scalability with solid-state drives and 10 Gigabit Ethernet targeted to large data centers and private cloud environments. Virtual Steelhead provides all the functionality of our appliances, in a software-based virtual appliance designed for private cloud environments. Cloud Steelhead delivers our WAN optimization functionality specifically for public cloud environments.

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

Steelhead Mobile

Steelhead Mobile enables faster application performance and better support for mobile workers. With Steelhead Mobile client software, companies of any size can give mobile workers LAN-like access to corporate files and applications no matter where they are in the world. Steelhead Mobile overcomes the challenges that plague remote users, including variable locations, inconsistent links, and high-latency environments, and it does so seamlessly and transparently. This results in higher productivity and more efficient operations, access, and performance anywhere. The base list price of our SMC is currently $14,995. The Steelhead Mobile Controller-Virtual Edition (SMC-VE), is a software only version of the SMC and currently has a base list price of $5,995.

Virtual Steelhead

The Riverbed Virtual Steelhead appliance extend the reach of WAN optimization. With Riverbed Virtual Steelhead appliances, WAN optimization now extends to deployments where physical hardware may not be conveniently suited. Military deployments, for example, typically use ruggedized, custom hardware on which running a virtual machine is more convenient. Space-limited scenarios, such as mobile news vans or construction trailers, may also require a form factor that is free from the physical limitations of hardware appliances.

Cloud Steelhead

Cloud Steelhead extends the Riverbed WAN optimization to a solution that is purpose-built for public cloud computing environments. Public, private, and hybrid cloud environments all face the performance limitations inherent in today’s applications and networks. In order for enterprises to maximize the flexibility and cost savings of the public cloud they must overcome the same latency and bandwidth constraints that challenge distributed IT infrastructure environments. Cloud Steelhead offers a number of features to help ensure a smooth transition and user experience. Cloud Steelhead is available on a subscription basis, with monthly fees starting as low as $250 per month.

Central Management Console (CMC)

The Riverbed CMC provides centralized configuration, monitoring and control, which simplifies the process of deploying and managing Steelhead products that are distributed across a WAN. With this turnkey solution, businesses can easily configure, monitor, report on, and upgrade groups of Steelhead appliances and Virtual Steelhead — all through one web-based interface. The U.S. list prices of our CMC appliances and CMC-VE currently range from $4,995 to $49,995.

Interceptor

The Interceptor appliance provides high scalability and availability for sites with multiple Steelhead appliances and extends the scaling and high-availability capabilities of Steelhead appliances to meet the requirements of the largest and most complex enterprise networks and data center environments. The Interceptor appliance allows these organizations to scale their WAN optimization solutions to support hundreds of thousands of end users, and scale up to optimize very-high-bandwidth network connections in the data center. The U.S. list price of our Interceptor appliance is currently $34,995.

Cascade Product Family

Cascade appliances help organizations manage, secure and optimize the availability and performance of global applications.

Customers achieve the greatest value and return on investment when deploying the entire Cascade family, which combines sophisticated end-to-end, service-level monitoring with high-speed, high-fidelity packet capture and analysis for both broad and deep network performance monitoring and analysis. However, Cascade Shark with Cascade Pilot can be deployed as standalone network troubleshooting solutions, while Cascade Profile and Cascade Gateway provide robust, end-to-end network monitoring.

Cascade Profiler is the centralized analysis and reporting console for the Cascade family, correlating information collected by Cascade Shark, Cascade Gateway, Cascade Sensor and even Steelhead products to provide centralized monitoring, analysis and reporting of network and application performance problems. Cascade Profiler enables enterprises to proactively monitor and troubleshoot application and network, automate discovery and dependency mapping, plan for capacity planning and WAN optimization, and assure a consistent and reliable end user experience.

The Cascade Gateway appliance collects flow data (NetFlow, sFlow, J-Flow, IPFIX and other popular flow statistics) from network infrastructure devices and sends it to Cascade Profiler for analysis, providing cost-effective, enterprise-wide, behavior-based network monitoring.

The U.S. list prices of our Cascade appliances currently range from $36,995 to $185,000.

Cascade Shark appliances deliver scalable, high-performance continuous packet capture and long-term storage, enabling real-time and back-in-time forensic analysis and reporting of network and security events. Cascade Shark appliances are typically deployed wherever detailed and historical back-in-time analysis is needed, such as within the datacenter, headquarters or key branch offices, and can be used as an integral part of the Cascade visibility solution or as a standalone troubleshooting solution.

A software version of Cascade Shark that has been virtualized to run on VMware ESX environments, Virtual Cascade Shark taps into the virtual switch in the ESX hypervisor to monitor the performance of all inter-VM traffic and send data to Cascade Profiler for analysis and reporting and/or to continuously capture packets and store them on the local server or on a storage area network (SAN) for back-in-time analysis with Cascade Pilot.

The Cascade Sensor appliance performs deep packet inspection to supplement flow-based data with Layer 7 application classification, end-user experience and performance metrics.

Virtualized software that runs on the RSP on Steelhead appliances, Cascade Sensor-VE is functionally similar to Cascade Sensor, except that it lacks Layer-7 application identification capabilities.

Cascade Pilot is a robust analysis console that enables users to quickly analyze multi-terabyte packet recordings on remote Cascade Shark appliances and Steelhead products without having to transfer large packet captures files across the network.

All Steelhead models (Steelhead, Virtual Steelhead, Cloud Steelhead and Steelhead Mobile) can provide remote site visibility to Cascade via flow export, packet inspection (Sensor-VE) and packet capture.

Stingray Product Family

Riverbed Stingray is a software-based ADC designed to deliver faster and more reliable access to public web sites and private applications. Stingray frees applications from the constraints of legacy, proprietary, hardware-based load balancers, which enables them to run in any physical, virtual or cloud environment.

Stingray Traffic Manager provides complete control over user traffic, allowing administrators to accelerate, optimize, and secure key business transactions. With Stingray Traffic Manager, applications can run in any environment — physical, virtual, or cloud — and migrate and scale on demand. One of the fastest software-based ADCs on the market, Stingray Traffic Manager, is used by seven of the top 10 global telecommunications providers, and also powers some of the most popular sites on the web.

Stingray Application Firewall is a sophisticated, application-aware, web application firewall for deep application security that protects against known and unknown attacks at the application layer, secures applications, and meets compliance requirements with confidence.

Stingray Aptimizer is a web accelerator that dynamically groups activities for fewer long distance round trips. Stingray Aptimizer compresses images to maximize available bandwidth, increases caching for faster repeat visits, and prioritizes actions to provide the best possible response time for loading web pages on any browser.

Whitewater Product Family

Whitewater is a cloud storage gateway appliance, designed to accelerate, de-duplicate, secure and store backup data sets in the public cloud. Whitewater gateways are available as physical and virtual appliances with list prices starting at $7,995.

Whitewater Cloud Storage Gateways

Whitewater gateways are deployed in customer data centers or remote offices and provide a gateway to the public cloud that greatly improves data transmission speeds, security and DR readiness while reducing cloud storage costs. Whitewater cloud storage gateways allow organizations to reap the benefits of the public cloud’s scalability, flexibility and pay-per-use pricing model without changes to their existing data protection infrastructure. Whitewater connects all popular backup applications to the leading public cloud storage vendors such as Amazon®, AT&T, Nirvanix®, Rackspace and Windows Azure. Leveraging Riverbed’s industry-leading WAN optimization, sub-file deduplication, intelligent local data cache and strong encryption of data in motion and at rest, Whitewater gateways make public cloud storage a cost-effective and easy to implement solution for any organization.

Virtual Whitewater Gateways

Virtual Whitewater gateways provide all the functionality of a physical Whitewater appliance in a software form factor. This product, targeted at customers with virtualized environments and remote offices, offers increased flexibility for deployment for organizations of all sizes.

Technology

RiOS is our proprietary software platform that provides the core intelligence and essential functionality for our Steelhead products. To achieve performance improvements across a broad range of applications, RiOS integrates four key sets of technologies: data streamlining, transport streamlining, application streamlining and management streamlining.

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

Our RiOS software provides IT administrators with simplified management of Steelhead products through Command Line Interface (CLI), Graphical User Interface (GUI) and an optional CMC.

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

Customers

Our products have been sold to over 17,000 customers worldwide in every major industry, including manufacturing, finance, technology, government, architecture, engineering and construction, professional services, utilities, healthcare and pharmaceuticals, media and retail. Our products are deployed in a wide range of organizations, from large global organizations with hundreds or thousands of locations to smaller organizations with few locations. As of December 31, 2011, one value-added distributor, Arrow Enterprise Computing Solutions, Inc. (Arrow), accounted for 14% of our trade receivable balance. As of December 31, 2010, no single customer accounted for more than 10% of our trade receivable balance. During the years ended December 31, 2011 and 2010, one value-added distributor, Arrow, accounted for 15% and 10%, respectively, of our consolidated revenue. During the year ended December 31, 2009, no single customer accounted for 10% or more of our consolidated revenue. We believe it is unlikely that the loss of any of our channel partners would have a long term material adverse effect on our consolidated net revenues as we believe end-users would likely purchase our products from a different channel partner. However, a loss of any one of these channel partners could have a material adverse impact during the transition period.

Sales and Marketing

We sell our products and support through channel partners and our field sales force:

•

Channel partners — We have over 1,800 channel partners worldwide, primarily VARs, VADs, service providers and systems integrators. These partners help market and sell our products to a broad array of organizations and allow us to leverage our field sales force; and

•	Field sales force — We have a field sales force that is responsible for managing all direct and indirect sales within each of our geographic territories.

With the ability to foster a strong, collaborative sales engagement environment between us and our partners, the Riverbed Partner Network (RPN) delivers a coverage model that optimizes our customer’s ability to acquire and implement our solutions in the manner that best fits its needs — through either value added resellers, systems integrators or service providers. We derived 96% of our revenue through indirect channels in 2011.

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

See Item 1A, “Risk Factors,” for a discussion of risks related to our sales and marketing efforts.

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

Research and development expenses were $123.0 million, $87.1 million, and $69.2 million in 2011, 2010, and 2009, respectively.

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

Shortages in components that we use in our products are possible and our ability to predict the availability of such components may be limited. Some of these components are available only from single or limited sources of supply. Our ability to deliver products to our customers in a timely manner would be adversely impacted if we needed to qualify replacements for any of a number of the components used in our products.

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

Our primary competitors include Cisco Systems, Silver Peak Systems, Blue Coat Systems, and Citrix Systems. We also face competition from a large number of smaller private companies and new market entrants.

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

We have received broad industry recognition for our innovative technology. For six consecutive years, InfoWorld has named the Riverbed Steelhead appliances as a Product of the Year. For the last four years (2007 — 2010) we were positioned by Gartner in the Leaders’ Quadrant of the “WAN Optimization Controller (WOC) Magic Quadrant, authored by Joe Skorupa and Severine Real, and most recently published in January 2012. This Gartner report positions vendors in one of four quadrants — Leaders, Challengers, Visionaries and Niche Players — based on the companies’ vision and ability to execute on that vision. Riverbed’s WAN optimization solutions have received industry recognition from Forrester Research, IDC, NetworkWorld, The Wall Street Journal, eWeek, Storage Magazine, Network Computing and Byte & Switch, among others.

We also compete in the NPM market with our Cascade product line. Our primary competitors in this market are Netscout Systems, OPNET Technologies, CA Technologies and Fluke Network.

Our Stingray product line competes in the vADC market. Our primary competitors in this market are F5 Networks, Citrix Systems, Cisco Systems and Radware.

See Item 1A, “Risk Factors,” for further discussion of risks regarding competition.

Intellectual Property

Our success as a company depends upon our ability to protect our core technology and intellectual property. To accomplish this, we rely on a combination of intellectual property rights, including patents, trade secrets, copyrights and trademarks, as well as customary contractual protections.

Our worldwide patent portfolio includes forty-eight U.S. patents and twenty-seven issued foreign patents. Patents generally have a term of twenty years from their priority date, which is generally either the date they were initially filed or the filing date of the earliest patent from which priority is claimed. Our issued patents will expire in 2020 through 2029. U.S. patent filings are intended to provide the holder with a right to exclude others from making, using, selling or importing in the U.S. the inventions covered by the claims of granted patents. We also have U.S. provisional and non-provisional patent applications pending, as well as counterparts pending in other jurisdictions around the world. We do not know whether any of our pending patent applications will result in the issuance of patents or whether the examination process will require us to narrow our claims. Our granted patents, and to the extent any future patents are issued, any such future patents, may be contested, circumvented or invalidated over the course of our business, and we may not be able to prevent third parties from infringing these patents. In addition, the laws of certain countries do not protect our proprietary rights to the same extent as do the laws in the U.S. Therefore, the exact effect of having a patent cannot be predicted with certainty.

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

We also incorporate third-party software programs into our products pursuant to license agreements. For example, we embed technology from VMware into our Steelhead appliances to provide the virtualization in our RSP. Any disruption in our access to any of these software programs could result in significant delays in our product releases and could require substantial effort to locate or develop a replacement program.

See Item 1A, “Risk Factors,” for discussion of risks related to protecting our intellectual property.

Employees

As of December 31, 2011, we had 1,610 employees in offices in all major geographies. Of these, 736 were engaged in sales and marketing, 466 in research and development, 199 in support and services, 179 in general and administration and 30 in manufacturing. None of our U.S. employees are represented by labor unions; however, in certain international subsidiaries, workers councils represent our employees. We consider current employee relations to be good.

Corporate Information

Riverbed Technology, Inc. was incorporated in Delaware in May 2002. We operate internationally primarily through a number of wholly owned subsidiaries that are designed primarily to support our sales, marketing and support activities outside the United States. A summary of our financial information by geographic location is found in Note 14, “Segment Information,” in the Notes to Consolidated Financial Statements. We have a single operating segment and substantially all of our operating assets are located in the United States.

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

Our quarterly and annual operating results have varied significantly in the past and could vary significantly in the future, which makes it difficult for us to predict our future operating results. Our operating results may fluctuate due to a variety of factors, many of which are outside of our control, including the changing and volatile U.S., European and global economic environment, and any of which may cause our stock price to fluctuate. As a result, comparing our operating results on a period-to-period basis may not be meaningful. You should not rely on our past results as an indication of our future performance. In addition, revenues in any quarter are largely dependent on customer contracts entered into during that quarter. Moreover, a significant portion of our quarterly sales typically occurs during the last month of the quarter, and sometimes within the last few weeks or days of the quarter. As a result, our quarterly operating results are difficult to predict even in the near term and a delay in an anticipated sale past the end of a particular quarter may negatively impact our results of operations for that quarter, or in some cases, that year. A delay in the recognition of revenue, even from just one account, may have a significant negative impact on our results of operations for a given period. If our revenue or operating results fall below the expectations of investors or securities analysts or below any guidance we may provide to the market, as has occurred recently and at other times in the past, or if the guidance we provide to the market falls below the expectations of investors or securities analysts, as has occurred recently and at other times in the past, the price of our common stock could decline substantially. Such a stock price decline could occur, and has occurred in the past, even when we have met our publicly stated revenue and/or earnings guidance.

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

•	fluctuations in sales cycles and prices for our products and services;

•	reductions in customers’ budgets for information technology purchases and delays in their purchasing cycles;

•	general economic or political conditions in our domestic and international markets, in particular the recent deficit spending and government debt issues surrounding the U.S. and Eurozone economies;

•	limited visibility into customer spending plans;

•	changing market conditions, including current and potential customer consolidation;

•	customer or partner concentration. For example, one value-added distributor represented more than 10% of our revenue for the year ended December 31, 2011;

•	variation in sales channels, product costs or mix of products sold;

•

the timing of recognizing revenue in any given quarter as a result of revenue recognition accounting rules, including the extent to which sales transactions in a given period are unrecognizable until a future period or, conversely, the satisfaction of revenue recognition rules in a given period resulting in the recognition of revenue from transactions initiated in prior periods;

•	the sale of our products in the timeframes we anticipate, including the number and size of orders, and the product mix within any such orders, in each quarter;

•	our ability to develop, introduce and ship in a timely manner new products and product enhancements that meet customer requirements;

•	the timing and execution of product transitions or new product introductions, including any related or resulting inventory costs;

•	delays in customer purchasing cycles in response to our introduction of new products or product transitions;

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

•

our ability to successfully integrate any businesses that we acquire, especially where those acquisitions result in our entering new markets. For example, in July 2011 we acquired Zeus Technology Ltd., a company that delivers high-performance software- based load balancing and traffic management solutions for virtual and cloud environments, and Aptimize Ltd., a web content optimization company;

•	unpredictability in the development of core, new or adjacent markets, including the public cloud computing market and including any markets that we enter as a result of acquisitions;

•	the timing of product releases or upgrades by us or by our competitors;

•	any significant changes in the competitive dynamics of our markets, including new entrants or substantial discounting of products;

•	our ability to control costs, including our operating expenses and the costs of the components we purchase;

•	any component shortages or price fluctuations in our supply chain; for example, we have been impacted by the limited availability of disk drive components following the recent flooding in Thailand;

•	our ability to establish and maintain successful relationships with channel partners, and the effectiveness of any changes we make to our distribution model;

•	any decision to increase or decrease operating expenses in response to changes in the marketplace or perceived marketplace opportunities;

•	our ability to derive benefits from our investments in sales, marketing, engineering or other activities;

•

our ability to successfully work with partners on combined solutions. For example, where our product features the Riverbed Services Platform (RSP), we are required to work closely with our partners in product validation, marketing, selling and support;

•	volatility in our stock price, which may lead to higher stock compensation expenses;

•

unpredictable fluctuations in our effective tax rate due to the geographic distribution of our worldwide earnings or losses, disqualifying dispositions of stock from the employee stock purchase plan and stock options, changes in the valuation of our deferred tax assets or liabilities, changes in actual results versus our estimates, or changes in tax laws, regulations, accounting principles, or interpretations thereof; and

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

Our future success is highly dependent upon establishing and maintaining successful relationships with a variety of channel partners, including value-added resellers, value-added distributors, service providers, and systems integrators. A substantial majority of our revenue is derived from indirect channel sales and we expect indirect channel sales to continue to account for a substantial majority of our total revenue. We employ a two-tier distribution strategy, as part of a larger effort to scale our reach and better serve the needs of our channel. Our revenue depends in large part on the effective performance of these channel partners, and changes to our distribution model, the loss of a channel partner or the reduction in sales to our channel partners could materially reduce our revenues and gross margins. By relying on indirect channels, we may have little or no contact with the ultimate users of our products, thereby making it more difficult for us to establish brand awareness, ensure proper delivery and installation of our products, service ongoing customer requirements and respond to evolving customer needs. In addition, we recognize a large portion of our revenue based on a sell-through model using information regarding the end user customers that is provided by our channel partners. If those channel partners provide us with inaccurate or untimely information, the amount or timing of our revenues could be adversely impacted. For example, we have encountered delays with certain partners where internal processing issues have prevented that partner from providing a purchase order to us in a timely manner.

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

Any introduction of, and transition to, a new product line requires us to forecast customer demand for both legacy and new product lines for a period of time, and to maintain adequate inventory levels to support the sales forecasts for both product lines. If new product line sales, or product line sales in general, exceed our sales forecast, we could possibly experience stock shortages, which would negatively affect our revenues. If legacy product line sales, or product lines sales in general, fall short of our sales forecast, we could have excess inventory, as has occurred in prior quarters. Any inventory charges would negatively impact our product gross margins.

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

Customers may also defer purchases as a result of anticipated or announced releases of new products or enhancements by our competitors or by us. For example, in the past we have experienced delays in customer purchasing cycles in response to our introduction of new products or product transitions; we expect that this trend will continue in the future. Product purchases may be, and in the recent past have been, delayed by the volatile U.S. and global economic environment, which introduced additional risk into our ability to accurately forecast sales in a particular quarter. If sales expected from a specific customer for a particular quarter are not realized in that quarter or at all, revenue will be harmed and we may miss our stated guidance for that period.

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

Our use of Riverbed-designed content in our hardware platforms has increased our susceptibility to scarcity or delivery delays for custom components within our systems. Shortages in components that we use in our products have occurred recently and may occur in the future and our suppliers’ ability to predict the availability of such components may be limited. For example, the recent flooding in Thailand has affected the availability of disk drive components and, consequently, increased our costs in procuring those components. Some components that we use are available only from limited sources of supply. In addition, the lead times associated with certain components are lengthy and preclude rapid changes in quantity requirements and delivery schedules. The unavailability of any component that is necessary to the proper functioning of our appliances would prevent us from shipping products. Any inability to ship our products in a timely manner would delay sales and adversely impact our revenue, business, operating results and financial condition.

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

Our industry is, and any industry or market that we may enter in the future may be, characterized by the existence of a large number of patents and frequent claims and related litigation regarding patent and other intellectual property rights. In the ordinary course of our business, we are involved in disputes and licensing discussions with others regarding their claimed proprietary rights and we cannot assure you that we will always successfully defend ourselves against such claims. Third parties have claimed and may in the future claim that our products or technology infringe their proprietary rights. For example, in the third quarter of 2008 we settled a patent infringement lawsuit with Quantum Corporation. In addition, in the third quarter of 2011, Silver Peak Systems alleged that we infringe certain of its patents. We expect that infringement claims may increase as the number of products and competitors in any of our markets increases and overlaps occur. In addition, as we have gained greater visibility and market exposure as a public company, we face a higher risk of being the subject of intellectual property infringement claims. Any claim of infringement by a third party, even those without merit, could cause us to incur substantial legal costs defending against the claim, and could distract our management from our business. Furthermore, we could be subject to a judgment or voluntarily enter into a settlement, either of which could require us to pay substantial damages. A judgment or settlement could also include an injunction or other court order that could prevent us from offering our products. In addition, we might elect or be required to seek a license for the use of third-party intellectual property, which may not be available on commercially reasonable terms or at all, or if available, the payments under such license may harm our operating results and financial condition. Alternatively, we may be required to develop non-infringing technology, which could require significant effort and expense and may ultimately not be successful. Any of these events could seriously harm our business, operating results and financial condition. Third parties may also assert infringement claims against our customers and channel partners. Any of these claims would require us to initiate or defend potentially protracted and costly litigation on their behalf, regardless of the merits of these claims, because we generally indemnify our customers and channel partners from claims of infringement of proprietary rights of third parties. If any of these claims succeed, or if we voluntarily enter into a settlement, we may be forced to pay damages on behalf of our customers or channel partners, which could have a material adverse effect on our business, operating results and financial condition.

Our international sales and operations subject us to additional risks that may harm our operating results.

In the year ended December 31, 2011, we derived approximately 45% of our revenue from customers outside the U.S. We have personnel in numerous countries worldwide. We expect to continue to add personnel in additional countries. Our international sales and operations makes us subject to various U.S. and international laws and regulations, including those relating to antitrust, data protection, and business dealings with both commercial and governmental officials and organizations. Our international sales and operations subject us to a variety of additional risks, including:

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

As we continue to expand our business globally, our success will depend, in large part, on our ability to anticipate and effectively manage these and other risks associated with our international sales and operations. Our failure to manage any of these risks successfully, or to comply with these laws and regulations, could harm our operations, reduce our sales and harm our business, operating results and financial condition. For example, in certain foreign countries, particularly those with developing economies, certain business practices that are prohibited by laws and regulations applicable to us, such as the Foreign Corrupt Practices Act, may be more commonplace. Although we implement policies and procedures with the intention of ensuring compliance with these laws and regulations, our employees, contractors and agents, as well as channel partners involved in our international sales, may take actions in violation of our policies. Any such violation could have an adverse effect on our business and reputation.

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

Starting in the first quarter of fiscal 2012, we entered into forward contracts designated as cash flow hedges to protect against foreign currency exchange rate risks. The effectiveness of our hedges depends on our ability to accurately forecast expenses denominated in non-US dollar currencies. As a result, we could incur significant losses from our hedging activities if our forecasts are incorrect. In addition, our hedging activities may be ineffective or may not offset any or more than a portion of the adverse financial impact resulting from currency variations. Gains or losses associated with hedging activities also may impact our profitability.

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

Developing our products is expensive, and the investment in product development may involve a long payback cycle or may not generate additional revenue at all. In fiscal 2011, our research and development expenses were $123.0 million, or approximately 17% of our total revenue. Our future plans include significant investments in research and development and related product opportunities. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. These investments may take several years to generate positive returns, if ever.

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

Our products, including software product upgrades and releases, are highly technical and complex and, when deployed, are critical to the operation of many networks. Our products have contained and may contain undetected errors, defects or security vulnerabilities. In particular, new products and product platforms may be subject to increased risk of hardware issues. Some errors in our products may be discovered only after a product has been installed and used by customers. Some of these errors may be attributable to third-party technologies incorporated into our products, which makes us dependent upon the cooperation and expertise of such third parties for the diagnosis and correction of such errors. The diagnosis and correction of third-party technology errors is particularly difficult where our product features the RSP, because it is not always immediately clear whether a particular error is attributable to a technology incorporated into our product or to the third-party RSP software deployed on our product. In addition, our RSP solutions, because they involve a third-party, are more complex, and the solutions may lead to new technical errors that may prove difficult to diagnose and support. Any delay or mistake in the initial diagnosis of an error will result in a delay in the formulation of an effective action plan to correct such error. Any errors, defects or security vulnerabilities discovered in our products after commercial release could result in loss of revenue or delay in revenue recognition, loss of customers and increased service and warranty cost, any of which could harm our reputation, business, operating results and financial condition. Any such errors, defects or security vulnerabilities could also adversely affect the market’s perception of our products and business. In addition, we could face claims for product liability, tort or breach of warranty, including claims relating to changes to our products made by our channel partners. Our contracts with customers contain provisions relating to warranty disclaimers and liability limitations, which may not be upheld. Defending a lawsuit, regardless of its merit, is costly and may divert management’s attention and harm the market’s perception of us and our products. In addition, if our business liability insurance coverage proves inadequate or future coverage is unavailable on acceptable terms or at all, our business, operating results and financial condition could be adversely impacted.

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

The Sarbanes-Oxley Act requires that we test our internal controls over financial reporting and disclosure controls and procedures. In particular, for the year ended December 31, 2011, we performed system and process evaluation and testing of our internal controls over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our compliance with Section 404 requires that we incur substantial expense and expend significant management time on compliance-related issues. Moreover, if we are not able to comply with the requirements of Section 404 in the future, or if we or our independent registered public accounting firm identify deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock may decline and we could be subject to sanctions or investigations by the Nasdaq Stock Market’s Global Select Market, the SEC or other regulatory authorities, which would require significant additional financial and management resources.

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

The trading prices of the securities of technology companies, including our own, have been highly volatile. Further, our common stock has a limited trading history. Since our initial public offering in September 2006 through December 31, 2011, our stock price, after adjusting for our 2:1 stock split in the form of a stock dividend effected in November 2010, has fluctuated from a low of $3.55 to a high of $44.70. The market price of our common stock has at times reflected a higher multiple of expected future earnings than many other companies. As a result, even small changes in investor expectations regarding our future growth and earnings, whether as a result of actual or rumored financial or operating results, changes in the mix of products and services sold, acquisitions, industry changes, or other factors, could result in, and have recently resulted in, significant fluctuations in the market price of our common stock.

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

We lease approximately 102,358 square feet of office space in San Francisco, California pursuant to a lease that expires in 2014. In February 2012, we entered into a lease for approximately 167,000 square feet of office space in San Francisco, California for our new worldwide corporate headquarters. In addition, we lease approximately 46,000 square feet and 33,000 square feet of office space in Sunnyvale, California pursuant to leases that expire in 2013 and 2021, respectively. We maintain support centers in New York, the San Francisco Bay Area, Amsterdam, London, Singapore, Sydney and Tokyo, and sales offices in multiple locations worldwide. We believe that our current facilities are suitable and adequate to meet our current needs, and we intend to add new facilities or expand existing facilities as necessary.

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

On December 21, 2011, we amended our lawsuit against Silver Peak Systems to allege infringement of an additional patent.

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

Item 4.	Mine Safety Disclosures

Not applicable.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

	Fiscal Year 2011		Fiscal Year 2010
	High	Low	High	Low
First Quarter	$44.70	$31.42	$14.78	$11.08
Second Quarter	$39.99	$30.69	$16.36	$12.56
Third Quarter	$41.83	$19.72	$23.48	$13.21
Fourth Quarter	$30.00	$18.33	$37.94	$20.67

The last reported sale price for our common stock on the Nasdaq Global Select Market was $27.57 per share on February 8, 2012.

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

Stockholders

As of January 26, 2012, there were 46 registered stockholders of record of our common stock. Because many of our shares of common stock are held by brokers or other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by the record holders.

Stock Performance Graph

The graph set forth below compares the cumulative total stockholder return on our common stock between September 21, 2006 (the date of our initial public offering) and December 31, 2011, with the cumulative total return of (i) the Nasdaq Computer Index and (ii) the Nasdaq Composite Index, over the same period. This graph assumes the investment of $100 on September 21, 2006 in our common stock, the Nasdaq Computer Index and the Nasdaq Composite Index, and assumes the reinvestment of dividends, if any. We have never paid dividends on our common stock and have no present plans to do so. The graph assumes the initial value of our common stock on September 21, 2006 was the closing sales price of $7.65 per share.

The comparisons shown in the graph below are based upon historical data and are not intended to suggest future performance. This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the Exchange Act), or incorporated by reference into any filing of ours under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

Recent Sales of Unregistered Securities

None

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes the stock repurchase activity for the three months ended December 31, 2011 and the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (2)
October 1, 2011 — October 31, 2011	—	$—	—	$129,983,000
November 1, 2011 — November 30, 2011	426,914	24.08	426,914	119,704,000
December 1, 2011 — December 31, 2011	198,696	23.87	198,696	114,960,000

Total	625,610	$24.01	625,610	$114,960,000

(1)	On August 19, 2011, our Board of Directors authorized a Share Repurchase Program, which authorizes us to repurchase up to $150.0 million of our outstanding common stock. The Share Repurchase Program will expire in August 2013.

(2)	During the fourth quarter of 2011, we repurchased 625,610 shares of common stock under this Program for an aggregate purchase price of approximately $15.0 million, or a weighted average of $24.01 per share. These shares were purchased in open market transactions. The timing and amounts of these purchases were based on market conditions and other factors including price, regulatory requirements and capital availability. The share repurchases were financed by available cash balances and cash from operations.

Item 6.	Selected Financial Data

The following selected consolidated financial data should be read in conjunction with our audited consolidated financial statements and related notes thereto and with Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are included in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended December 31, 2011, 2010 and 2009, and the selected consolidated balance sheet data as of December 31, 2011 and 2010 are derived from, and are qualified by reference to, the audited consolidated financial statements included in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended December 31, 2008 and 2007, and the consolidated balance sheet data as of December 31, 2009, 2008 and 2007 are derived from audited consolidated financial statements, which are not included in this Annual Report on Form 10-K.

(in thousands, except per share amounts)	Year ended December 31,
	2011	2010	2009	2008	2007
Consolidated Statement of Operations Data:
Revenue:
Product	$501,376	$380,277	$267,885	$252,929	$196,622
Support and services	225,100	171,612	126,261	80,420	39,784

Total revenue	726,476	551,889	394,146	333,349	236,406

Cost of revenue:
Cost of product (3)	105,150	81,998	61,052	60,439	51,068
Cost of support and services	68,925	50,750	37,916	28,175	14,856

Total cost of revenue (1) (3)	174,075	132,748	98,968	88,614	65,924

Gross profit	552,401	419,141	295,178	244,735	170,482

Operating expenses
Sales and marketing (1) (3)	272,635	225,052	177,487	140,653	95,652
Research and development (1) (3)	122,964	87,117	69,164	58,658	39,696
General and administrative (1) (3)	59,699	47,382	38,080	38,669	24,834
Other charges (2)	—	—	—	11,000	—
Acquisition-related costs (3)	5,211	3,343	104	—	—

Total operating expenses	460,509	362,894	284,835	248,980	160,182

Operating income (loss)	91,892	56,247	10,343	(4,245)	10,300

Total other income, net (3)	154	724	1,042	6,514	9,733

Income before income taxes	92,046	56,971	11,385	2,269	20,033
Provision (benefit) for income taxes	28,239	22,813	4,300	(8,332)	5,235

Net income	$63,807	$34,158	$7,085	$10,601	$14,798

Net income per share:
Basic	$0.41	$0.24	$0.05	$0.07	$0.11

Diluted	$0.38	$0.22	$0.05	$0.07	$0.10

Shares used in computing net income per common share:
Basic	154,411	145,012	138,400	141,514	136,040

Diluted	166,900	155,999	143,080	146,534	146,488

(1)	Includes stock-based compensation and related payroll tax expenses as follows:

	Year ended December 31,
(in thousands)	2011	2010	2009	2008	2007
Cost of product	$1,075	$578	$453	$182	$100
Cost of support and services	7,001	5,805	4,540	4,493	2,579
Sales and marketing	38,249	30,529	25,453	23,632	15,616
Research and development	29,599	20,616	14,389	13,080	8,814
General and administrative	21,275	16,420	11,873	9,202	5,482

Total stock-based compensation and related payroll tax expenses	$97,199	$73,948	$56,708	$50,589	$32,591

(2)	“Other charges” consists of amounts paid in settlement of litigation with Quantum Corporation during fiscal 2008.

(3)	Includes acquisition-related costs from amortization of purchased intangibles, retention bonuses for acquired employees, contingent consideration to be paid to employees recorded as compensation expense, adjustments to the fair value of contingent consideration to be paid to stockholders, foreign exchange losses on acquisition-related contingent consideration, and acquisition-related and integration costs as follows:

	Year ended December 31,
(in thousands)	2011	2010	2009	2008	2007
Cost of product	$9,916	$3,883	$2,546	$—	$—
Sales and marketing	5,229	2,481	2,535	—	—
Research and development	2,858	1,005	856	—	—
General and administrative	26	324	534	—	—
Acquisition-related costs	5,211	3,343	104	—	—
Total other income, net	1,092	—	—	—	—

Total Acquisition-related costs	$24,332	$11,036	$6,575	$—	$—

	As of December 31,
(in thousands)	2011	2010	2009	2008	2007
Consolidated Balance Sheet Data
Cash and cash equivalents	$215,476	$165,726	$67,749	$95,378	$162,979
Short and long-term investments	377,887	335,414	257,938	172,398	83,103
Working capital	350,856	374,898	281,965	254,079	243,640
Total assets	1,031,199	736,081	505,279	398,517	337,602
Common stock and additional paid-in-capital	631,921	518,052	367,236	315,882	292,200
Stockholders’ equity	711,064	537,420	352,307	293,829	259,718

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The information in this Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements, including statements under the headings “The Riverbed Strategy,” “Major Trends Affecting our Financial Results” and statements regarding our revenue, gross margin, expenses, and future liquidity requirements. For example, words such as “may,” “will,” “should,” “estimates,” “predicts,” “potential,” “continue,” “strategy,” “believes,” “anticipates,” “plans,” “expects,” “intends” and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those discussed elsewhere in this Annual Report on Form 10-K in the section titled “Risk Factors” and the risks discussed in our other SEC filings. We undertake no obligation to publicly release any revisions to or otherwise update the forward-looking statements after the date of this Annual Report on Form 10-K.

Overview

We were founded in May 2002 by experienced industry leaders with a vision to improve the performance of wide-area distributed computing. We began commercial shipments of our Steelhead products in May 2004 and have since sold our products to over 17,000 customers worldwide. We offer several product lines including Steelhead appliances directed at the WAN optimization market, Cascade products in the network performance management market, our Stingray product line which competes in the virtual application delivery controller market, and our Whitewater cloud storage gateway directed at the cloud back up and disaster recovery solution market.

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

The Riverbed Strategy

Our goal is to establish our solutions as the preeminent performance and efficiency standard for organizations relying on wide-area distributed computing. Key elements of our strategy include:

•

Build a unified performance platform — Riverbed is the performance company. Our vision is to give customers the tools to create the highest performing IT environment possible, enabling users everywhere to be more productive while giving IT teams greater control over their enterprises’ technology resources. Our vision focuses on the intersection of applications, networks, and storage, and brings customers a single, unified view of performance in their distributed environment;

•

Maintain and extend our technological advantages — We believe that we offer the broadest ability to enable rapid, reliable access to applications and data for our customers. We intend to enhance our position as a leader and innovator in the WAN optimization market. We also intend to continue to sell new capabilities, such as our new cloud solutions, into our installed base and to new customers. Continuing investments in research and development are critical to maintaining our technological advantage;

•

Enhance and extend our product lines — We plan to introduce enhancements to our product capabilities in order to address our customers’ size and application requirements. We also plan to introduce new products to extend our market and utilize our technology platform to extend our capabilities;

•

Extend our technology partner ecosystem — We plan to enhance our product capabilities via integration of partner technologies, in particular by increasing the selection of third-party applications on the Riverbed Services Platform;

•	Increase market awareness — To generate increased demand for our products, we will continue promoting our brand and the effectiveness of our comprehensive IT performance solutions;

•

Scale our distribution channels — Growth in revenue and increase in market share are key goals for us. We sell our products directly through our sales force and indirectly through channel partners. We derived 96% of our revenue through indirect channels in 2011. We intend to expand our direct sales force and leverage our indirect channels to extend our geographic reach and market penetration; and

•

Enhance and extend our support and services capabilities — On an ongoing basis, we plan to enhance and extend our support and services capabilities to continue to support our growing global customer base.

Major Trends Affecting Our Financial Results

Company outlook

We believe that our current value proposition, which enables customers to improve the performance of their applications and access to their data across WANs, while also offering the ability to simplify IT infrastructure and realize significant capital and operating cost savings, should allow us to continue to grow our business. Our product revenue growth rate will depend significantly on continued growth in the WAN optimization, network performance management, and the virtual application delivery controller markets, and our ability to continue to attract new customers in those markets and generate additional sales from existing customers. Our growth in support and services revenue is dependent upon increasing the number of products under support contracts, which is dependent on both growing our installed base of customers and renewing existing support contracts. Our future profitability and rate of growth will be directly affected by the continued acceptance of our products in the marketplace, as well as the timing and size of orders, product mix, average selling prices and costs of our products and general economic conditions. Our ability to achieve profitability in the future will also be affected by the extent to which we must incur additional expenses to expand our sales, support, marketing, development, and general and administrative capabilities to grow our business. The largest component of our expenses is personnel costs. Personnel costs consist of salaries, benefits and incentive compensation for our employees, including commissions for sales personnel and stock-based compensation.

Revenue

Our revenue has grown rapidly since we began shipping products in May 2004, increasing from $2.6 million in 2004 to $726.5 million in 2011. Revenue grew by 32% in 2011 from $551.9 million in 2010. We believe that our revenue growth in 2010 and 2011, is a positive sign that our products have a significant value proposition to our customers and that the markets that we compete in are still expanding.

Costs and Expenses

Operating expenses consist of sales and marketing, research and development, general and administrative expenses, and acquisition-related costs. Personnel-related costs, including stock-based compensation, are the most significant component of each of these expense categories. As of December 31, 2011, we had 1,610 employees, an increase of 29% from the 1,244 employees at December 31, 2010. The increase in employees is the most significant driver behind the increase in costs and operating expenses in 2011. The increase in employees was required to support our increased revenue. The timing of additional hires has and could materially affect our operating expenses, both in absolute dollars and as a percentage of revenue, in any particular period.

Stock-based Compensation Expense

Stock-based compensation expense and related payroll taxes were $97.2 million, $73.9 million, and $56.7 million in the years ended December 31, 2011, 2010, and 2009 respectively. We expect to continue to incur significant stock-based compensation expense and anticipate further growth in stock-based compensation expense as our employee base grows because we expect stock-based compensation to continue to play an important part in the overall compensation structure for our employees.

Stock-based compensation expense and related payroll tax was as follows:

	Year ended December 31,
(in thousands)	2011	2010	2009
Cost of product	$1,075	$578	$453
Cost of support and services	7,001	5,805	4,540
Sales and marketing	38,249	30,529	25,453
Research and development	29,599	20,616	14,389
General and administrative	21,275	16,420	11,873

Total stock-based compensation expense and related payroll taxes	$97,199	$73,948	$56,708

Acquisitions

In the third quarter of 2011, we acquired Zeus Technology Ltd. and Aptimize Ltd., to expand our product offerings in the virtual application delivery controller and web content optimization markets. Combined, the total acquisition date fair value of consideration transferred was approximately $136.7 million, which included initial payments of $121.5 million in cash, of which $22.8 million was placed in escrow to secure the sellers’ indemnification obligations, $0.8 million was paid upon delivery of the final Aptimize closing balance sheet, $1.4 million was paid upon the finalization of the Zeus closing balance sheet and the estimated fair value of acquisition-related contingent consideration of $14.6 million. Also included in the initial payments were $1.6 million of prepaid compensation costs. We have preliminarily recorded $95.8 million of goodwill, $52.5 million of identifiable intangible assets, including $2.6 million of in-process technology, deferred tax liabilities of $7.9 million and $3.7 million of net other tangible liabilities related to these acquisitions. The results of operations of these companies are included in our consolidated results for the period subsequent to the respective acquisition dates. In 2011, we recognized $6.8 million in revenue from the sale of these acquired companies’ products and services and we recognized $19.0 million of operating expenses, which included $4.3 million of acquisition-related intangible amortization, $1.0 million of stock-based compensation costs and $1.3 million of acquisition-related compensation costs.

During fiscal 2010, we acquired two companies to expand our product offerings. These acquisitions were not significant, individually or in the aggregate. Combined, the total purchase price for these acquisitions was approximately $26.8 million, which was paid in cash. We recorded $13.8 million of goodwill, $16.8 million of identifiable intangible assets, including $3.3 million of in-process technology intangible assets, $3.3 million of deferred tax liabilities, and $0.5 million of net tangible liabilities. The results of operations of these companies are included in our consolidated results for the period subsequent to the respective acquisition dates. In the year ended December 31, 2010, we recognized $1.1 million in revenue from the sale of these acquired companies’ products and services, and we recognized $2.9 million of operating expenses, which included $0.6 million of acquisition-related intangible amortization, $0.6 million of transaction and integration costs, $0.5 million of acquisition-related compensation costs and $0.2 million of stock based compensation costs.

During 2009, we acquired Mazu Networks, Inc. (Mazu). The results of operations of Mazu are included in our consolidated results for the period subsequent to the acquisition date. In the years ended December 31, 2010 and 2009, we recognized $27.7 million and $9.7 million in revenue, respectively, from the sale of Mazu products and services. In the years ended December 31, 2010 and 2009, we recognized $1.4 million and $2.4 million, respectively, of acquisition-related compensation costs.

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

The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following: revenue recognition, stock-based compensation, goodwill, intangible assets and impairment assessment, accounting for business combinations, accounting for income taxes and inventory valuation. Our critical accounting policies have been discussed with the Audit Committee of the Board of Directors.

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

Our product revenue also includes revenue from the sale of stand-alone software products. Stand-alone software may operate on our hardware appliance, but does not function with the hardware to deliver the product’s essential functionality. Stand-alone software products generally include a perpetual license to our software. Stand-alone software sales are subject to the industry specific software revenue recognition guidance.

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

For stand-alone software sales, we recognize revenue based on software revenue recognition guidance. Under the software revenue recognition guidance, we use the residual method to recognize revenue when an agreement includes one or more elements to be delivered at a future date and VSOE of the fair value of all undelivered elements exists. In the majority of our contracts, the only element that remains undelivered at the time of delivery of the product is support services. Under the residual method, the fair value of the undelivered stand-alone software, which is typically support services, is deferred and the remaining portion of the contract fee is recognized as product revenue. If evidence of the fair value of one or more undelivered stand-alone software elements does not exist, all revenue is generally deferred and recognized when delivery of those elements occurs or when fair value can be established. When the undelivered stand-alone software for which we do not have VSOE of fair value is support, revenue for the entire arrangement is bundled and recognized ratably over the support period.

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

The fair value of the RSUs is determined based on the stock price on the date of grant. The fair value of the RSUs is amortized on a straight-line basis over the requisite service periods of the awards, which is generally three to four years. We estimated the fair value of stock options and stock purchased under our Purchase Plan using the Black-Scholes model. This model utilizes the estimated fair value of common stock and requires that, at the date of grant, we use the expected term of the grant, the expected volatility of the price of our common stock, risk-free interest rates and expected dividend yield of our common stock. The fair value is amortized on a straight-line basis over the requisite service periods of the awards, which is generally three to four years for stock options, and six months to two years for stock purchased under our Purchase Plan.

The expected term represents the period that stock options are expected to be outstanding. During the first three quarters of 2010 and for the years ended December 31, 2009, we elected to use the simplified method of determining the expected term of stock options due to insufficient historical exercise data as a publicly traded company. For the year ended December 31, 2011 and during the fourth quarter of 2010, we determined that we had sufficient historical information to use a method based on historical exercise patterns and post vesting termination behavior, which we believe is more representative of our expected term.

During the first three quarters of 2010 and for the years ended December 31, 2009, the computation of our expected volatility for stock options was based on the historical volatility of comparable companies from a representative peer group selected based on industry, financial and market capitalization data, due to insufficient historical volatility data as a publicly traded company. For the year ended December 31, 2011 and during the fourth quarter of 2010, we determined that we had sufficient historical volatility data to use a blended historical and implied volatility. The computation of expected volatility for the Purchase Plan for the years ended December 31, 2011, 2010 and 2009 is based on our historical volatility.

Accounting for Business Combinations

In our business combinations, we are required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. This process requires management to make significant estimates and assumptions, especially at acquisition date with respect to intangible assets, estimated contingent consideration payments and pre-acquisition contingencies.

Although we believe the assumptions and estimates we have made have been reasonable and appropriate, they are based in part on historical experience and information obtained from the management of the acquired company and are inherently uncertain. Examples of critical estimates in accounting for acquisitions include but are not limited to:

•

the estimated fair value of the acquisition-related contingent consideration, which is performed using a probability-weighted discounted cash flow model based upon the forecasted achievement of post-acquisition bookings targets;

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

Goodwill, Intangible Assets and Impairment Assessments

Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. Goodwill is tested for impairment at least annually during the fourth quarter (and more frequently if certain indicators are present). In the event that we determine that the carrying value of our single reporting unit is less than the reporting unit’s fair value, we will incur an impairment charge for the amount of the difference during the quarter in which the determination is made. We performed our annual goodwill impairment test in the fourth quarter of 2011 and concluded that no impairment existed at December 31, 2011.

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

Recoverability of indefinite lived intangible assets is measured by comparison of the carrying amount of the asset to the future discounted cash flows the asset is expected to generate. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. We did not recognize any goodwill or intangible asset impairment charges in the years ended December 31, 2011, 2010 or 2009.

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

Inventory Valuation

Inventory consists of hardware and related component parts and is stated at the lower of cost (on a first-in, first-out basis) or market. A portion of our inventory relates to evaluation units located at customer locations, as some of our customers test our equipment prior to purchasing. Inventory that is obsolete or in excess of our forecasted demand is written down to its estimated realizable value based on historical usage, expected demand, and with respect to evaluation units, the historical conversion rate, the age of the units, and the estimated loss of utility. Inherent in our estimates of market value in determining inventory valuation are estimates related to economic trends, future demand for our products, the timing of new product introductions and technological obsolescence of our products. Inventory write-downs are recognized as cost of product and amounted to approximately $7.1 million, $4.8 million and $4.9 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Results of Operations

Revenue

We derive our revenue from sales of our appliances and software licenses and from support and services. Product revenue primarily consists of revenue from sales of our Steelhead, Cascade and Stingray products and is typically recognized upon delivery. Support and services revenue includes unspecified software license updates and product support. Support revenue is recognized ratably over the contractual period, which is typically one year. Service revenue includes professional services and training, which to date has not been significant, and is recognized as the services are performed.

	Year ended December 31,
(dollars in thousands)	2011	2010	2009
Total Revenue	$726,476	$551,889	$394,146
Total Revenue by Type:
Product	$501,376	$380,277	$267,885
Support and services	$225,100	$171,612	$126,261
% Revenue by Type:
Product	69%	69%	68%
Support and services	31%	31%	32%
Total Revenue by Geography:
United States	$402,157	$294,631	$221,206
Europe, Middle East and Africa	$187,425	$149,647	$104,990
Rest of the World	$136,894	$107,611	$67,950
% Revenue by Geography:
United States	55%	53%	56%
Europe, Middle East and Africa	26%	27%	27%
Rest of the World	19%	20%	17%
Total Revenue by Sales Channel:
Direct	$32,627	$31,525	$29,915
Indirect	$693,849	$520,364	$364,231
% Revenue by Sales Channel:
Direct	4%	6%	8%
Indirect	96%	94%	92%

2011 Compared to 2010:    Product revenue increased by 32% in 2011 due primarily to an increase in unit volume from increasing sales to existing customers and the addition of new customers. We believe the market for our products has grown due to increased market awareness of WAN optimization services and distributed organizations, which increases dependence on timely access to data and applications. Acquisitions in 2011 added $6.8 million in revenue, or 1%, of revenue growth over 2010. As of December 31, 2011, our products had been sold to over 17,000 customers, compared to approximately 9,200 as of December 31, 2010.

Substantially all of our customers purchase support when they purchase our products. Support and services revenue increased 31% in 2011 as compared to 2010 which is consistent with our growth in product revenue. Support and services revenue as a percentage of total revenues remained relatively consistent with the prior year as our renewal rate of support contracts by existing customers remained stable. As our customer base grows, we expect our revenue generated from support and services to increase; however, we expect the renewal rate of support contracts by existing customers to remain level.

We generated 45% of our revenue in the year ended December 31, 2011 from international locations, compared to 47% in the year ended December 31, 2010. We continue to expand into international locations and introduce our products in new markets and expect international revenue to increase in dollar amount over time.

2010 Compared to 2009:    Product revenue increased by 42% in 2010 due primarily to an increase in unit volume from increasing sales to existing customers and the addition of new customers. As of December 31, 2010, our products had been sold to over 9,200 customers, compared to approximately 7,300 as of December 31, 2009.

Support and services revenue increased 36% in 2010 as compared to 2009 which was consistent with our growth in product revenue. Support and services revenue as a percentage of total revenues remained relatively consistent with the prior year as our renewal rate of support contracts by existing customers remained stable.

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

	Year ended December 31,
(dollars in thousands)	2011	2010	2009
Revenue:
Product	$501,376	$380,277	$267,885
Support and services	225,100	171,612	126,261

Total revenue	726,476	551,889	394,146

Cost of revenue:
Cost of product	105,150	81,998	61,052
Cost of support and services	68,925	50,750	37,916

Total cost of revenue	174,075	132,748	98,968

Gross profit	$552,401	$419,141	$295,178

Gross margin for product	79%	78%	77%
Gross margin for support and services	69%	70%	70%
Total gross margin	76%	76%	75%

2011 Compared to 2010:    The total cost of product revenue increased $23.2 million, or 28%, in the year ended December 31, 2011 compared to the year ended December 31, 2010. The cost of product sold increased $12.5 million, or 23%, primarily due to an increase in unit volume associated with higher revenue. The increase in cost of product revenue was also attributable to increased amortization of acquisition-related intangible assets of $6.0 million, increased expense for inventory obsolescence of $2.2 million, primarily due to excess inventory caused by anticipated new product introductions, $2.2 million related to increased personnel costs and $0.9 million due to increased cost of hard-drives in the fourth quarter of 2011 due to supply chain disruptions from flooding in Thailand. We expect the increase in cost of hard drives to continue into the first quarter of 2012.

Cost of support and services revenue increased $18.2 million, or 36%, as we added more technical support headcount domestically and abroad to support our growing customer base. Technical support and services headcount was 199 employees as of December 31, 2011 compared to 169 employees as of December 31, 2010. In addition, cost of support and services increased $3.6 million due to higher transportation, warehousing and duties costs to support a larger customer base.

Gross margins remained at 76% in the year ended December 31, 2011 compared to the year ended December 31, 2010. Product gross margins increased to 79% in the year ended December 31, 2011 from 78% in the year ended December 31, 2010 as a result of volume leverage and favorable product mix. Gross margins for support and services decreased slightly to 69% in the year ended December 31, 2011 compared to 70% in the year ended December 31, 2010, primarily due to certain redundant transportation and warehousing costs as we converted to a new logistics provider.

2010 Compared to 2009:    The total cost of product revenue increased $20.9 million, or 34%, in the year ended December 31, 2010 compared to the year ended December 31, 2009. The cost of product sold increased $15.5 million, or 40%, primarily due to an increase in unit volume associated with higher revenue. The increase in cost of product revenue was also attributable to increased shipping costs of $1.8 million, or 50%, primarily due to an increase in unit volume, amortization of acquisition-related intangible assets of $1.0 million and $0.4 million related to the fair value adjustment of inventory sold from our recently acquired entity. Cost of support and services revenue increased $12.8 million, or 34%, as we added more technical support headcount domestically and abroad to support our growing customer base. Technical support and services headcount was 169 employees as of December 31, 2010 compared to 136 employees as of December 31, 2009.

Gross margins increased to 76% in the year ended December 31, 2010 from 75% in the year ended December 31, 2009, primarily due to higher margins on product revenue as a result of lower unit product costs as well as a favorable product mix. Product gross margins increased to 78% in the year ended December 31, 2010 from 77% in the year ended December 31, 2009 as a result of volume leverage and favorable product mix. Gross margins for support and services remained at 70%.

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

	Year ended December 31,
(dollars in thousands)	2011	2010	2009
Sales and marketing expenses	$272,635	$225,052	$177,487
Percent of total revenue	38%	41%	45%

2011 Compared to 2010:    Sales and marketing expenses increased by $47.6 million, or 21%, in the year ended December 31, 2011 compared to the year ended December 31, 2010, primarily due to increases in personnel costs of $28.4 million. The increase in personnel costs, which include salaries, commissions, bonuses and related benefits and stock-based compensation, was primarily due to sales and marketing headcount increasing to 736 employees, which includes more than 50 employees from acquired companies, as of December 31, 2011 from 556 employees as of December 31, 2010. The sales and marketing expense increase is further attributed to higher travel and entertainment costs of $4.1 million, increased marketing-related activities of $3.8 million, and increased facilities and IT related costs of $1.3 million. In addition, in the year ended December 31, 2011, amortization of acquisition-related intangibles and compensation expense of acquisition-related contingent consideration and bonuses accounted for $1.7 million and $1.1 million of the increase, respectively.

2010 Compared to 2009:    Sales and marketing expenses increased by $47.6 million, or 27%, in the year ended December 31, 2010 compared to the year ended December 31, 2009, primarily due to increases in personnel costs of $29.6 million, increased stock-based compensation and related payroll tax expense of $5.1 million, increased marketing-related activities of $4.7 million, increased facilities and IT related costs of $2.6 million, and higher travel and entertainment costs of $2.2 million. The increase in personnel costs, which include salaries, commissions, bonuses and related benefits and stock-based compensation, was primarily due to sales and marketing headcount increasing to 556 employees as of December 31, 2010 from 468 employees as of December 31, 2009 and higher commissions on increased revenue.

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

	Year ended December 31,
(dollars in thousands)	2011	2010	2009
Research and development expenses	$122,964	$87,117	$69,164
Percent of total revenue	17%	16%	18%

2011 Compared to 2010:    R&D expenses increased by $35.8 million, or 41%, in the year ended December 31, 2011 compared to the year ended December 31, 2010, primarily due to increases in personnel costs of $22.7 million, and compensation expense of acquisition-related contingent consideration and bonuses of $1.9 million. The increase in personnel costs, which include salaries, bonuses and related benefits and stock-based compensation, was primarily due to R&D headcount increasing to 466 employees, which includes more than 30 employees from acquired companies, as of December 31, 2011 from 357 employees as of December 31, 2010. Further, R&D expenses increased due to an increase in legal fees of $0.8 million in the year ended December 31, 2011 as compared to the year ended December 31, 2010, relating to the Silver Peak Systems litigation, which may become more significant in future periods. We plan to continue to invest in R&D as we develop new products and make further enhancements to existing products.

2010 Compared to 2009:    R&D expenses increased by $18.0 million, or 26%, in the year ended December 31, 2010 compared to the year ended December 31, 2009, primarily due to increases in personnel costs of $13.9 million. The increase in personnel costs, which include salaries, bonuses and related benefits and stock-based compensation, was primarily due to R&D headcount increasing to 357 employees as of December 31, 2010 from 271 employees as of December 31, 2009, which includes 28 employees from acquisitions in the fourth quarter of 2010.

General and Administrative Expenses

General and administrative (G&A) expenses consist primarily of compensation for personnel and facilities costs related to our executive, finance, human resources, information technology and legal organizations, and fees for professional services. Professional services include outside legal, audit and information technology consulting costs.

	Year ended December 31,
(dollars in thousands)	2011	2010	2009
General and administrative expenses	$59,699	$47,382	$38,080
Percent of total revenue	8%	9%	10%

2011 Compared to 2010:    G&A expenses increased by $12.3 million, or 26%, in the year ended December 31, 2011 compared to the year ended December 31, 2010, primarily due to an increase in personnel costs of $8.0 million. The increase in personnel costs, which include salaries, bonuses and related benefits and stock-based compensation, was primarily due to G&A headcount increasing to 179 employees as of December 31, 2011 from 136 employees as of December 31, 2010.

2010 Compared to 2009:    G&A expenses increased by $9.3 million, or 24%, in the year ended December 31, 2010 compared to the year ended December 31, 2009, primarily due to an increase in personnel costs of $6.9 million. The increase in personnel costs, which include salaries, bonuses and related benefits and stock-based compensation, was primarily due to G&A headcount increasing to 136 employees as of December 31, 2010 from 120 employees as of December 31, 2009.

Acquisition-Related Costs

Acquisition-related costs include changes in the fair value of acquisition-related contingent consideration, transaction costs and integration-related costs.

The following table summarizes the acquisition-related costs, including changes in the fair value of the acquisition-related contingent consideration, transaction costs and integration-related costs, recognized in the years ended December 31, 2011, 2010 and 2009:

	Year ended December 31,
(in thousands)	2011	2010	2009
Transaction costs	$2,754	$392	$595
Severance	—	—	412
Integration costs	1,980	226	364
Change in fair value of acquisition-related contingent consideration	477	2,725	(1,267)

Acquisition-related costs	$5,211	$3,343	$104

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

	Year ended December 31,
(in thousands)	2011	2010	2009
Interest income	$1,564	$1,243	$1,945
Other	(1,410)	(519)	(903)

Total other income, net	$154	$724	$1,042

2011 Compared to 2010:    Other income, net, decreased in the year ended December 31, 2011, primarily due to increased foreign exchange losses related to the revaluation of the acquisition-related transactions offset by increased interest income on higher cash and investment balanced in the year ended December 31, 2011 as compared to the year ended December 31, 2010. Weighted average interest rates applicable to our cash and investments balances remained consistent at 0.3% in the year ended December 31, 2011 compared to the year ended December 31, 2010.

2010 Compared to 2009:    Other income, net, decreased in the year ended December 31, 2010 due to average interest rates. Weighted average interest rates applicable to our cash and investments balances decreased to 0.3% in the year ended December 31, 2010 compared to 0.7% in the year ended December 31, 2009.

Provision for Income Taxes

The provision for income taxes was $28.2 million, $22.8 million, and $4.3 million for the years ended December 31, 2011, 2010, and 2009, respectively. Our income tax provision consists of federal, foreign, and state income taxes. Our effective tax rate was 31%, 40%, and 38%, for the years ended December 31, 2011, 2010, and 2009, respectively.

For the year ended December 31, 2011, our effective tax rate differs from the federal statutory rate due to state taxes and significant permanent differences. Significant permanent differences arose primarily from the reversal of a valuation allowance, stock-based compensation expense, R&D tax credits, the amortization of deferred tax charges related to our intercompany sale of intellectual property rights, the benefits from a change in tax status of our United Kingdom (UK) subsidiaries, and taxes in foreign jurisdictions with a tax rate different than the U.S federal statutory rate.

For the year ended December 31, 2010, our effective tax rate differed from the federal statutory rate due to state taxes and significant permanent differences. Significant permanent differences arose primarily from stock-based compensation expense, R&D tax credits and acquisition related expenses.

For the year ended December 31, 2009, our effective tax rate differed from the federal statutory rate due to state taxes and significant permanent differences. Significant permanent differences arose primarily from stock-based compensation expense, R&D tax credits, the reversal of a valuation allowance and the manufacturing deduction.

As part of our accounting for the acquisition of Mazu in the first quarter of 2009, we established deferred tax assets for federal net operating loss carryforwards and R&D credit carryforwards that are subject to limitation under Section 382 of the Internal Revenue Code. We recorded a valuation allowance of $8.8 million related to a portion of the federal net operating loss carryforwards and R&D credit carryforwards that were not more likely than not to be realized. As of December 31, 2011, we reevaluated the need for a valuation allowance on these deferred tax assets by considering positive and negative evidence as required by the related accounting guidance. As a result of this evaluation, we concluded that it is more likely than not that we will have sufficient future taxable income to utilize the net operating loss carryforwards and credit carryforwards. Accordingly, we reversed the valuation allowance and recorded an income tax benefit of $8.8 million in 2011.

In the year ended December 31, 2010, management concluded that a valuation allowance was needed on our California income tax credit carryforwards. Due to a change in our forecasted income allocated to California for tax years after 2010, it is more likely than not the California income tax credits carryforwards will not be utilized in the foreseeable future. Accordingly, we have established a 100% valuation allowance against the tax credits. The amount of the valuation allowance against the California credits was $6.1 million and $3.1 million, net of federal benefits, for the years ended December 31, 2011 and 2010, respectively.

During the year ended December 31, 2011, we made an election to change the tax status of our UK subsidiaries to entities that are disregarded for federal and state income tax purposes. As a result of the change in tax status, we recorded a tax benefit of $2.9 million to record certain deferred tax assets resulting from the change.

We recorded deferred charges during the year ended December 31, 2011 related to the deferral of income tax expense on intercompany profits that resulted from the sale of our intellectual property rights (including intellectual property acquired during the current year) outside of North and South America to our Singapore subsidiary. The deferred charges are included in the Prepaid expenses and other current assets and the Other assets lines of the consolidated balance sheets in the amounts of $5.0 million and $15.6 million, respectively. The deferred charges are amortized as a component of income tax expense over the five year economic life of the intellectual property.

Beginning in the year ended December 31, 2011, we are subject to a reduced income tax rate in Singapore as a result of certain employment and spending commitments. The reduced tax rate is effective through 2020. We realized no tax savings in 2011 because of net local tax losses.

During 2011, we reduced our current federal, foreign and state taxes payable by $51.0 million for the excess tax benefits from stock option exercises and other employee stock programs, offsetting additional paid-in capital. In addition, we have unrecorded excess tax benefits from stock option exercises and other employee stock programs of approximately $15.2 million as of December 31, 2011. These amounts will be credited to additional paid-in-capital when such amounts reduce cash taxes payable.

We are subject to income tax in the U.S. as well as numerous state and foreign jurisdictions. With the exception of several states, we are no longer subject to federal, state and local income tax examinations for years before 2008, although carryforward attributes that were generated prior to 2008 may still be adjusted upon examination by the Internal Revenue Service and the California Franchise Tax Board if the attributes either have been or will be used in a future period. In addition, we file tax returns in multiple foreign taxing jurisdictions. In our most significant foreign jurisdiction, the UK and Singapore, the open tax years range from 2007 to 2010.

Quarterly Results of Operations

The following table sets forth our unaudited quarterly consolidated statement of operations data for each of the eight quarters ended December 31, 2011. In management’s opinion, the data has been prepared on the same basis as the audited consolidated financial statements included in this Annual Report on Form 10-K, and reflects all necessary adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of this data. The results of historical periods are not necessarily indicative of the results of operations for a full year or any future period.

	For the three months ended
(in thousands, except per share data)	2011				2010
	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31
Revenue:
Product	$140,303	$132,061	$116,860	$112,152	$118,194	$102,841	$84,505	$74,737
Support and services	62,532	57,722	53,435	51,411	47,239	44,965	41,722	37,686

Total revenue	202,835	189,783	170,295	163,563	165,433	147,806	126,227	112,423

Cost of revenue:
Cost of product	30,764	26,968	23,683	23,735	24,865	21,889	18,612	16,632
Cost of support and services	19,292	17,998	16,415	15,220	14,274	12,878	12,364	11,234

Total cost of revenue	50,056	44,966	40,098	38,955	39,139	34,767	30,976	27,866

Gross profit	152,779	144,817	130,197	124,608	126,294	113,039	95,251	84,557
Operating expenses	128,157	119,292	109,984	103,076	105,701	90,546	84,223	82,424

Operating income	24,622	25,525	20,213	21,532	20,593	22,493	11,028	2,133
Other income (expense), net	(534)	(151)	341	498	41	384	184	115

Income before income taxes	24,088	25,374	20,554	22,030	20,634	22,877	11,212	2,248

Provision for income taxes	3,934	6,049	9,271	8,985	8,023	8,967	4,658	1,165

Net income	$20,154	$19,325	$11,283	$13,045	$12,611	$13,910	$6,554	$1,083

Net income per share-basic	$0.13	$0.12	$0.07	$0.09	$0.08	$0.10	$0.05	$0.01

Net income per share-diluted	$0.12	$0.12	$0.07	$0.08	$0.08	$0.09	$0.04	$0.01

Stock-based compensation expense and related payroll taxes included in above	$25,299	$22,738	$25,062	$24,100	$21,939	$17,847	$18,288	$15,874

Acquisition-related costs included in above	$8,258	$8,769	$5,068	$2,237	$3,295	$1,195	$1,195	$5,351

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

Commencing with the first shipment of our products in the second quarter of 2004, revenue has increased each quarter over the prior year quarter, due to increases in the number of products and support and services sold to new and existing customers and international expansion. Cost of revenue has increased each quarter over the prior year quarter in absolute dollars, but has decreased over time as a percentage of revenue. The increase in gross margins is primarily due to higher margins on product revenue as a result of lower unit product costs. Operating expenses have increased over time, as we continued to add headcount and related costs to accommodate our growing business.

Liquidity and Capital Resources

(in thousands)	As of December 31,
	2011	2010	2009
Working capital	$350,856	$374,898	$281,965
Cash and cash equivalents	215,476	165,726	67,749
Short and long-term investments	377,887	335,414	257,938

	Year ended December 31,
(in thousands)	2011	2010	2009
Cash provided by operating activities	$208,908	$145,515	$96,487
Cash used in investing activities	(184,270)	(114,997)	(115,435)
Cash provided by (used in) financing activities	23,815	67,349	(8,984)

Cash and Cash Equivalents

Cash and cash equivalents consist of money market mutual funds, government-sponsored enterprise obligations, treasury bills, commercial paper and other money market securities with remaining maturities at date of purchase of 90 days or less.

Short and long-term investments consist of government-sponsored enterprise obligations, treasury bills and corporate bonds and notes. The fair value of investments is determined as the exit price in the principal market in which we would transact. The fair value of our investments has not materially fluctuated from historical cost. The accumulated unrealized gains (losses), net of tax, on investments recognized in accumulated other comprehensive income (loss) in our stockholders’ equity as of December 31, 2011 is a loss of $0.2 million.

Cash and cash equivalents, short-term investments and long-term investments increased by $92.2 million to $593.4 million in the year ended December 31, 2011.

Restricted cash primarily represents collateralized letters of credit established in connection with lease agreements for our facilities. Current restricted cash, which is included in the Prepaid expenses and other current assets in the consolidated balance sheets, totaled $1.1 million at December 31, 2011 and zero at December 31, 2010. Long-term restricted cash totaled $6.0 million at December 31, 2011 and $2.6 million at December 31, 2010. Long-term restricted cash is included in Other assets in the consolidated balance sheets and consists primarily of funds held as collateral for letters of credit for the security deposit on the leases of our corporate headquarters.

Since the fourth quarter of 2004, we have expanded our operations internationally. Our sales contracts are principally denominated in U.S. dollars and therefore changes in foreign exchange rates have not materially affected our cash flows from operations. As we fund our international operations, our cash and cash equivalents are affected by changes in exchange rates. In 2011, we concluded acquisitions in international locations that increased our exposure to fluctuations in foreign currency exchange rates on certain foreign currency denominated assets and liabilities. To date, the foreign currency effect on our cash and cash equivalents has not been material.

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

Cash provided by operating activities increased by $63.4 million to $208.9 million in the year ended December 31, 2011 compared to $145.5 million in the year ended December 31, 2010. The increase in cash provided by operating activities was primarily due to an increase in cash flow of $21.2 million from operations after adjusting for non-cash items, including depreciation and amortization, and stock-based compensation, offset by cash used for excess tax benefits from employee stock plans and deferred taxes, and $42.2 million from the change in operating assets and liabilities.

Cash provided by operating activities was $145.5 million in the year ended December 31, 2010 compared to $96.5 million in the year ended December 31, 2009. The increase in cash flow from operating activities was due to an increase in cash flow of $20.1 million from operations after adjusting for non-cash items, including depreciation and amortization, and stock-based compensation, and $28.9 million from the change in operating assets and liabilities.

Cash Used in Investing Activities

Cash used in investing activities primarily relate to purchases of investments, net of sales and maturities, capital expenditures and cash used in acquisitions. Cash used in investing activities was $184.3 million in the year ended December 31, 2011 compared to $115.0 million in the year ended December 31, 2010. Cash used in investing activities in 2011 includes $120.5 million used for acquisitions, $18.1 million used for purchases of capital equipment, and $45.7 million used to purchase short-term and long-term investments. Cash used in investing activities in 2010 includes $26.9 million used for acquisitions, $10.7 million used for capital expenditures, and $77.4 million used to purchase short-term investments.

Cash used in investing activities decreased slightly to $115.0 million in the year ended December 31, 2010 compared to $115.4 million in the year ended December 31, 2009, primarily due to a $6.9 million decrease in cash used from lower capital expenditures and purchases of investments offset by a $6.4 million increase in cash used for acquisitions.

Cash provided by (used in) Financing Activities

Cash provided by financing activities was $23.8 million in the year ended December 31, 2011. Cash provided from the exercise of stock options was $55.8 million in the year ended December 31, 2011 compared to $64.3 million in the year ended December 31, 2010, and cash provided from the excess tax benefit relating to employee stock plans was $50.7 million in the year ended 2011 compared to $27.5 million in the year ended 2010. Cash used for repurchases of common stock was $35.0 million in the year ended December 31, 2011, whereas no repurchases of common stock occurred in the year ended December 31, 2010. Cash used to net share settle equity awards was $47.6 million in 2011 compared to $12.3 million in 2010. Of the $15.2 million used for the Mazu acquisition-related contingent consideration in the year ended December 31, 2010, $9.9 million was estimated as of the acquisition date, and therefore recorded as a financing cash outflow. There were no acquisition-related contingent consideration payments in the year ended December 31, 2011. No debt was paid related to the 2011 acquisitions compared to $2.2 million of cash used in 2010 to pay down debt assumed in the Global Protocols LLC (GP) acquisition.

Cash provided by financing activities was $67.3 million in the year ended December 31, 2010 compared to $9.0 million of cash used by financing activities in the year ended December 31, 2009. No cash was used for repurchases of common stock in the year ended December 31, 2010 compared to $29.0 million of cash used to repurchase common stock in the year ended December 31, 2009. Cash provided from the exercise of stock options was $64.3 million in the year ended December 31, 2010 compared to $25.3 million in the year ended December 31, 2009. Cash used to pay down the debt acquired in the acquisition of GP was $2.2 million in the year ended December 31, 2010 compared to cash used to pay down the debt acquired in the acquisition of Mazu was $5.0 million in the year ended December 31, 2009.

We believe that our net proceeds from operations, together with our cash and investments balance at December 31, 2011, will be sufficient to fund our projected operating requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of expansion into new territories, the timing of introductions of new products and enhancements to existing products, and the continuing market acceptance of our products. In the third quarter of 2011, we acquired Zeus and Aptimize for approximately $120 million of cash. In the fourth quarter of 2010, we acquired CACE Technologies, Inc. and GP for approximately $27 million of cash. In the future, we may enter into other arrangements for potential investments in, or acquisitions of, complementary businesses, services or technologies, which could require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Contractual Obligations

The following is a summary of our contractual obligations as of December 31, 2011:

	Year ending December 31,
	Total	2012	2013	2014	2015	2016	Thereafter
	(in thousands)
Contractual Obligations
Operating leases	$58,086	$9,915	$10,546	$9,250	$5,639	$4,943	$17,793
Purchase obligations (1)	14,817	14,359	458	—	—	—	—
Acquisition-related contingent consideration	15,898	15,898	—	—	—	—	—

Total contractual obligations	$88,801	$40,172	$11,004	$9,250	$5,639	$4,943	$17,793

(1)	Represents amounts associated with agreements that are enforceable, legally binding and specify terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of payment. Obligations under contracts that we can cancel without a significant penalty are not included in the table above.

Off-Balance Sheet Arrangements

At December 31, 2011 and 2010, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes, nor did we have any undisclosed material transactions or commitments involving related persons or entities.

Other

At December 31, 2011 and 2010, we did not have commercial commitments under lines of credit, standby repurchase obligations or other such debt arrangements.

Recent Accounting Pronouncements

See Note 1 of “Notes to Consolidated Financial Statements” for recent accounting pronouncements that could have an effect on us.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Risk

Our sales contracts are principally denominated in U.S. dollars and therefore our revenue and receivables are not subject to significant foreign currency risk. We do incur certain operating expenses in currencies other than the U.S. dollar and therefore are subject to volatility in cash flows due to fluctuations in foreign currency exchange rates, particularly changes in the British pound, Euro, Australian dollar and Singapore dollar. During the years ended December 31, 2011, 2010 and 2009, we did not enter into any hedging contracts since exchange rate fluctuations have had minimal impact on our operating results and cash flows. Starting in the first quarter of 2012, we entered into forward contracts to manage our exposure to foreign currency volatility that exists as part of our ongoing business operations. We utilize cash flow hedges to reduce the exchange rate impact on a portion of our operating expenses. Contracts are denominated primarily in British pounds, Euros and Singapore dollars. We do not enter into any foreign exchange derivative instruments for trading or speculative purposes.

Pursuant to the acquisition of Zeus, we recorded a U.S dollar-denominated liability of $14.8 million for the acquisition-related contingent consideration on our UK subsidiary, which has a British pound functional currency. This liability is subject to fluctuations in foreign currency exchange rates, which could have a negative impact on our statement of operations.

Interest Rate Sensitivity

We had unrestricted cash and cash equivalents, and investments totaling $593.4 million and $501.1 million at December 31, 2011 and 2010, respectively. Cash and cash equivalents of $215.5 million and $165.7 million at December 31, 2011 and December 31, 2010, respectively, are held for working capital purposes and include highly liquid investments with a maturity of ninety days or less at the time of purchase. Cash equivalents consist primarily of money market mutual funds, government-sponsored enterprise obligations, treasury bills, and other money market securities. Investments of $377.9 million and $335.4 million at December 31, 2011 and December 31, 2010, respectively, consist of government-sponsored enterprise obligations, treasury bills, FDIC-backed certificates of deposit and corporate bonds and notes.

We do not enter into investments for trading or speculative purposes. Due to the high investment quality and relatively short duration of these investments, we do not believe that we have any material exposure to changes in the fair market value as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income. Interest rates on highly liquid short-term investments such as U.S. Treasury bills declined from 2009 to 2010 and remained low in 2011. This has caused a significant reduction in our investment income. In addition, the volatility in the credit markets increases the risk of write-downs of investments to fair market value.

Item 8.	Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The following financial statements are filed as part of this Annual Report on Form 10-K

REPORT OF ERNST & YOUNG LLP,

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Riverbed Technology, Inc.

We have audited the accompanying consolidated balance sheets of Riverbed Technology, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the index at Item 15(b). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Riverbed Technology, Inc. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

The Company changed its method of accounting for revenue recognition as a result of the adoption of amendments to the FASB Accounting Standards Codification resulting from Accounting Standards Update No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements, and Accounting Standards Update No. 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements, both effective January 1, 2010.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Riverbed Technology, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 10, 2012 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

San Francisco, California

February 10, 2012

REPORT OF ERNST & YOUNG LLP,

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Riverbed Technology, Inc.

We have audited Riverbed Technology, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Riverbed Technology, Inc’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in Part 1, Item 9a of this Annual Report on Form 10-K under the heading “Management’s Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Riverbed Technology, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Riverbed Technology, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011 of Riverbed Technology, Inc. and our report dated February 10, 2012 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

San Francisco, California

February 10, 2012

RIVERBED TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	As of December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$215,476	$165,726
Short-term investments	254,753	259,245
Trade receivables, net of allowances of $1,586 and $1,402 as of December 31, 2011 and 2010, respectively	78,016	50,726
Inventory	11,437	15,180
Deferred tax assets	16,783	20,832
Prepaid expenses and other current assets	35,078	30,958

Total current assets	611,543	542,667

Long-term investments	123,134	76,169
Fixed assets, net	29,277	21,522
Goodwill	117,474	25,653
Intangibles, net	68,274	30,789
Deferred tax assets, non-current	56,708	35,775
Other assets	24,789	3,506

Total assets	$1,031,199	$736,081

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$35,341	$27,015
Accrued compensation and benefits	61,256	32,915
Other accrued liabilities	42,959	18,813
Deferred revenue	121,131	89,026

Total current liabilities	260,687	167,769

Deferred revenue, non-current	36,248	26,511
Other long-term liabilities	23,200	4,381

Total long-term liabilities	59,448	30,892

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value — 30,000 shares authorized, no shares outstanding	—	—
Common stock and additional paid-in-capital; $0.0001 par value — 600,000 shares authorized; 157,454 and 150,868 shares issued and outstanding as of December 31, 2011 and 2010, respectively	631,921	518,052
Retained earnings	83,116	19,309
Accumulated other comprehensive income (loss)	(3,973)	59

Total stockholders’ equity	711,064	537,420

Total liabilities and stockholders’ equity	$1,031,199	$736,081

See Notes to Consolidated Financial Statements.

RIVERBED TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year ended December 31,
	2011	2010	2009
Revenue:
Product	$501,376	$380,277	$267,885
Support and services	225,100	171,612	126,261

Total revenue	726,476	551,889	394,146

Cost of revenue:
Cost of product	105,150	81,998	61,052
Cost of support and services	68,925	50,750	37,916

Total cost of revenue	174,075	132,748	98,968

Gross profit	552,401	419,141	295,178

Operating expenses:
Sales and marketing	272,635	225,052	177,487
Research and development	122,964	87,117	69,164
General and administrative	59,699	47,382	38,080
Acquisition-related costs	5,211	3,343	104

Total operating expenses	460,509	362,894	284,835

Operating income	91,892	56,247	10,343

Other income
Interest income	1,564	1,243	1,945
Other expense, net	(1,410)	(519)	(903)

Total other income	154	724	1,042

Income before provision for income taxes	92,046	56,971	11,385
Provision for income taxes	28,239	22,813	4,300

Net income	$63,807	$34,158	$7,085

Net income per common share:
Basic	$0.41	$0.24	$0.05

Diluted	$0.38	$0.22	$0.05

Shares used in computing net income per common share:
Basic	154,411	145,012	138,400

Diluted	166,900	155,999	143,080

See Notes to Consolidated Financial Statements

RIVERBED TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years ended December 31, 2011, 2010 and 2009

(in thousands)

	Common stock and additional paid-in-capital		Retained Earnings (Accumulated deficit)	Accumulated other comprehensive income (loss)	Total
	Shares	Amount
Balance at December 31, 2008	138,290	$315,882	$(21,934)	$(119)	293,829
Repurchase of common stock	(3,910)	(29,016)	—	—	(29,016)
Common stock issued under stock plans, net of shares withheld for employee taxes	5,878	23,207	—	—	23,207
Reclassification of options exercised but not vested	—	92	—	—	92
Tax benefit from employee stock plans	—	1,816	—	—	1,816
Stock-based compensation	—	55,255	—	—	55,255
Comprehensive income:
Currency translation adjustments	—	—	—	497	497
Unrealized loss on marketable securities, net of tax	—	—	—	(458)	(458)
Net income	—	—	7,085	—	7,085

Comprehensive income					7,124

Balance at December 31, 2009	140,258	367,236	(14,849)	(80)	352,307
Common stock issued under stock plans, net of shares withheld for employee taxes	10,610	51,964	—	—	51,964
Tax benefit from employee stock plans	—	28,051	—	—	28,051
Stock-based compensation	—	70,801	—	—	70,801
Comprehensive income:
Currency translation adjustments	—	—	—	111	111
Unrealized gain on marketable securities, net of tax	—	—	—	28	28
Net income	—	—	34,158	—	34,158

Comprehensive income					34,297

Balance at December 31, 2010	150,868	518,052	19,309	59	537,420
Repurchase of common stock	(1,500)	(35,040)	—	—	(35,040)
Common stock issued under stock plans, net of shares withheld for employee taxes	8,086	8,182	—	—	8,182
Tax benefit from employee stock plans	—	50,993	—	—	50,993
Stock-based compensation	—	89,734	—	—	89,734
Comprehensive income:
Currency translation adjustments	—	—	—	(3,990)	(3,990)
Unrealized loss on marketable securities, net of tax	—	—	—	(42)	(42)
Net income	—	—	63,807	—	63,807

Comprehensive income					59,775

Balance at December 31, 2011	157,454	$631,921	$83,116	$(3,973)	$711,064

See Notes to Consolidated Financial Statements

RIVERBED TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2011	2010	2009
Operating Activities:
Net income	$63,807	$34,158	$7,085
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,474	15,855	14,340
Stock-based compensation	89,734	70,801	56,218
Deferred taxes	(24,693)	(11,851)	(13,517)
Excess tax benefit from employee stock plans	(50,673)	(27,538)	(2,792)
Changes in operating assets and liabilities:
Trade receivables	(23,294)	(1,026)	940
Inventory	3,743	(4,414)	1,341
Prepaid expenses and other assets	(21,900)	(13,515)	(2,756)
Accounts payable	7,259	8,392	(665)
Accrued and other liabilities	46,293	23,379	6,640
Acquisition-related contingent consideration	1,323	(5,249)	1,093
Income taxes payable	50,993	27,436	1,772
Deferred revenues	41,842	29,087	26,788

Net cash provided by operating activities	208,908	145,515	96,487

Investing Activities:
Capital expenditures	(18,059)	(10,690)	(8,978)
Purchase of available for sale securities	(616,592)	(526,051)	(375,056)
Proceeds from maturities of available for sale securities	401,795	404,767	272,818
Proceeds from sales of available for sale securities	169,123	43,862	16,250
Acquisitions, net of cash and cash equivalents acquired	(120,537)	(26,885)	(20,469)

Net cash used in investing activities	(184,270)	(114,997)	(115,435)

Financing Activities:
Acquisition-related contingent consideration	—	(9,909)	—
Proceeds from issuance of common stock under employee stock plans, net of repurchases	55,830	64,295	25,288
Taxes paid related to net shares settlement of equity awards	(47,648)	(12,331)	(3,044)
Payments for repurchases of common stock	(35,040)	—	(29,016)
Payments of debt	—	(2,244)	(5,004)
Excess tax benefit from employee stock plans	50,673	27,538	2,792

Net cash provided by (used in) financing activities	23,815	67,349	(8,984)

Effect of exchange rate changes on cash and cash equivalents	1,297	110	303

Net increase (decrease) in cash and cash equivalents	49,750	97,977	(27,629)
Cash and cash equivalents at beginning of period	165,726	67,749	95,378

Cash and cash equivalents at end of period	$215,476	$165,726	$67,749

Supplemental schedule of cash flow data:
Cash paid (refunded) for income taxes	$(8,331)	$18,158	$14,935

See Notes to Consolidated Financial Statements

RIVERBED TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization

Riverbed Technology, Inc. was founded on May 23, 2002 and has developed innovative and comprehensive solutions to the fundamental problems associated with IT performance across wide area networks (WANs). Our portfolio of IT performance products enable our customers to simply and efficiently improve the performance of their applications and access to their data over WANs, and provide global application performance, reporting and analytics, application delivery control, and cloud storage.

Significant Accounting Policies

Basis of Financial Statements

The consolidated financial statements include our accounts and the accounts of our wholly owned subsidiaries. Intercompany transactions and balances have been eliminated.

Use of Estimates

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (GAAP). These accounting principles require us to make certain estimates and judgments that can affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the periods presented. Significant estimates and assumptions made by management include the determination of the fair value of stock awards issued, inventory valuation, the accounting for income taxes, including the determination of the timing of the establishment or release of our valuation allowance related to our deferred tax asset balances and reserves for uncertain tax positions, the accounting for business combinations and the accounting for acquisition-related contingent consideration. We believe that the estimates and judgments upon which we rely are reasonable based upon information available to us at the time that these estimates and judgments are made. To the extent there are material differences between these estimates and actual results, our consolidated financial statements will be affected.

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

Investments

We determine the appropriate classification of short and long-term investments at the time of purchase and reevaluate such determination at each balance sheet date. The fair value of our

RIVERBED TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

investments is determined as the exit price in the principal market in which we would transact. Securities, which are classified as available for sale at December 31, 2011, 2010 and 2009, are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. Unrealized gains and losses to date have not been material. Realized gains and losses and declines in value judged by us to be other-than-temporary on securities available for sale are included as a component of interest income (expense). The cost of securities sold is based on the specific-identification method. Interest on securities classified as available for sale is included as a component of interest income.

Inventory Valuation

Inventory consists of hardware and related component parts and is stated at the lower of cost (on a first-in, first-out basis) or market. A portion of our inventory relates to evaluation units located at customer locations, as some of our customers test our equipment prior to purchasing. Inventory that is obsolete or in excess of our forecasted demand is written down to its estimated realizable value based on historical usage, expected demand, and with respect to evaluation units, the historical conversion rate, the age of the units, and the estimated loss of utility. Inherent in our estimates of market value in determining inventory valuation are estimates related to economic trends, future demand for our products, the timing of new product introductions and technological obsolescence of our products. Inventory write-downs are recognized as cost of product and amounted to approximately $7.1 million, $4.8 million and $4.9 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Service Inventory

We hold service inventory that is used to repair or replace defective hardware reported by our customers who purchase support services. We classify service inventory as Prepaid expenses and other current assets. At December 31, 2011 and 2010 our service inventory balance was $9.3 million and $7.0 million, respectively.

Internal-Use Software Development Costs

We capitalize qualifying costs for computer software developed for or obtained for internal-use, which are incurred during the application development stage, and amortize them over the software’s estimated useful life, which is generally two to five years.

We capitalized $6.5 million, $4.7 million and $5.3 million in internal use software during the years ended December 31, 2011, 2010 and 2009, respectively. Amortization expense related to these assets totaled $3.9 million, $3.1 million and $2.3 million during the years ended December 31, 2011, 2010 and 2009, respectively. Software development costs required to be capitalized for software sold, leased, or otherwise marketed have not been material to date.

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

RIVERBED TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill, Intangible Assets and Impairment Assessments

Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. Goodwill is tested for impairment at least annually during the fourth quarter (and more frequently if certain indicators are present). In the event that we determine that the carrying value of our single reporting unit is less than the reporting unit’s fair value, we will incur an impairment charge for the amount of the difference during the quarter in which the determination is made. We performed our annual goodwill impairment test in the fourth quarter of 2011 and concluded that no impairment existed at December 31, 2011.

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

Recoverability of indefinite lived intangible assets is measured by comparison of the carrying amount of the asset to the future discounted cash flows the asset is expected to generate. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. We did not recognize any goodwill or intangible asset impairment charges in the years ended December 31, 2011, 2010 or 2009.

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

Our product revenue also includes revenue from the sale of stand-alone software products. Stand-alone software may operate on our hardware appliance, but does not function with the hardware to deliver the product’s essential functionality. Stand-alone software products generally include a perpetual license to our software. Stand-alone software sales are subject to the industry specific software revenue recognition guidance.

Certain arrangements with multiple deliverables may have stand-alone software deliverables that are subject to the software revenue recognition guidance along with non-software deliverables. The

RIVERBED TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

For stand-alone software sales, we recognize revenue based on software revenue recognition guidance. Under the software revenue recognition guidance, we use the residual method to recognize revenue when an agreement includes one or more elements to be delivered at a future date and VSOE of the fair value of all undelivered elements exists. In the majority of our contracts, the only element that remains undelivered at the time of delivery of the product is support services. Under the residual method, the fair value of the undelivered stand-alone software, which is typically support services, is deferred and the remaining portion of the contract fee is recognized as product revenue. If evidence of the fair value of one or more undelivered stand-alone software elements does not exist, all revenue is generally deferred and recognized when delivery of those elements occurs or when fair value can be established. When the undelivered stand- alone software for which we do not have VSOE of fair value is support, revenue for the entire arrangement is bundled and recognized ratably over the support period.

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

RIVERBED TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The fair value of the RSUs is determined based on the stock price on the date of grant. The fair value of the RSUs is amortized on a straight-line basis over the requisite service periods of the awards, which is generally three to four years. We estimated the fair value of stock options and stock purchased under our Purchase Plan using the Black-Scholes model. This model utilizes the estimated fair value of common stock and requires that, at the date of grant, we use the expected term of the grant, the expected volatility of the price of our common stock, risk-free interest rates and expected dividend yield of our common stock. The fair value is amortized on a straight-line basis over the requisite service periods of the awards, which is generally three to four years for stock options, and six months to two years for stock purchased under our Purchase Plan.

RIVERBED TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The expected term represents the period that stock options are expected to be outstanding. During the first three quarters of 2010 and for the years ended December 31, 2009, we elected to use the simplified method of determining the expected term of stock options due to insufficient historical exercise data as a publicly traded company. For the year ended December 31, 2011 and during the fourth quarter of 2010, we determined that we had sufficient historical information to use a method based on historical exercise patterns and post vesting termination behavior, which we believe is more representative of our expected term.

During the first three quarters of 2010 and for the years ended December 31, 2009, the computation of our expected volatility for stock options was based on the historical volatility of comparable companies from a representative peer group selected based on industry, financial and market capitalization data, due to insufficient historical volatility data as a publicly traded company. For the year ended December 31, 2011 and during the fourth quarter of 2010, we determined that we had sufficient historical volatility data to use a blended historical and implied volatility. The computation of expected volatility for the Purchase Plan for the years ended December 31, 2011, 2010 and 2009 is based on our historical volatility.

Business Combinations

In our business combinations, we are required to recognize all the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred; that restructuring costs generally be expensed in periods subsequent to the acquisition date; that changes in the estimated fair value of contingent consideration after the initial measurement on the acquisition date be recognized in earnings in the period of the change in estimate; and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of provision for taxes. In addition, the fair value of in-process research and development is recorded as an indefinite-lived intangible asset until the underlying project is completed, at which time the intangible asset is amortized over its estimated useful life, or abandoned, at which time the intangible asset is expensed.

Accounting for business combinations requires management to make significant estimates and assumptions, especially at acquisition date with respect to intangible assets, estimated contingent consideration payments and pre-acquisition contingencies.

Although we believe the assumptions and estimates we have made have been reasonable and appropriate, they are based in part on historical experience and information obtained from management of the acquired company and are inherently uncertain. Examples of critical estimates in accounting for acquisitions include but are not limited to:

•

the estimated fair value of the acquisition-related contingent consideration, which is performed using a probability-weighted discounted cash flow model based upon the forecasted achievement of post-acquisition bookings targets;

•	the future expected cost to develop the in-process research and development into commercially viable products and the estimated cash flows from the products when completed;

•	the future expected cash flows from product sales, support agreements, consulting contracts, other customer contracts and acquired developed technologies and patents; and

•	the discount rates.

RIVERBED TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Concentrations of Risk

Financial instruments that are potentially subject to concentrations of credit risk consist primarily of cash, cash equivalents, marketable securities, and trade receivables. Investment policies have been implemented that limit investments to investment grade securities and the average portfolio maturity is less than a year. The risk with respect to trade receivables is mitigated by credit evaluations we perform on our customers and by the diversification of our customer base. One value-added distributor, Arrow Enterprise Computing Solutions, Inc. (Arrow), accounted for 14% of our trade receivable balance as of December 31, 2011. No single customer represented more than 10% of our trade receivable balance at December 31, 2010. One value-added distributor, Arrow, represented 15% and 10%, respectively, of our revenue for the years ended December 31, 2011 and 2010. No customer represented more than 10% of our revenue for the years ended December 31, 2009.

RIVERBED TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We outsource the production of our inventory to third-party manufacturers. We rely on purchase orders or long-term contracts with our contract manufacturers. At December 31, 2011, we had no long-term contractual commitment with any manufacturer; however, we did have 90 day commitments totaling $13.8 million.

Comprehensive Income (loss)

Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. We include the components of comprehensive income (loss) as part of our consolidated statement of changes in equity. Accumulated other comprehensive income (loss) includes net unrealized gains (losses) on available-for-sale securities and net foreign currency translation gains (losses).

Foreign Currency Translation

While the majority of our revenue contracts are denominated in U.S. dollars, we incur certain operating expenses in various foreign currencies. The functional currency of our foreign operations is the local country’s currency. Consequently, expenses of operations outside the U.S. are translated into U.S. dollars using average exchange rates for the period reported while assets and liabilities of operations outside the U.S. are translated into U.S. dollars using end of period exchange rates. Foreign currency translation adjustments not affecting net income are included in stockholders’ equity as a component of accumulated other comprehensive income (loss) in the accompanying consolidated balance sheets. The revaluation effect of foreign currency fluctuations on intercompany balances is recorded to foreign currency gain (loss) and included in Other income in the accompanying consolidated statements of operations. Foreign currency losses included in Other income for the years ended December 31, 2011, 2010 and 2009, were $1.4 million, $0.5 million and $0.7 million, respectively.

Advertising

Advertising costs are expensed as incurred. Adverting expenses recorded as marketing expenses were $2.5 million, $1.7 million and $1.1 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Cooperative advertising obligations with customers are accrued and the costs expensed at the time the related revenue is recognized. Cooperative advertising expenses are recorded as marketing expenses to the extent that an advertising benefit separate from the revenue transaction can be identified and the cash paid does not exceed the fair value of that advertising benefit received. Otherwise, such cooperative advertising obligations with customers are recorded as a reduction of revenue. Cooperative advertising expenses recorded as a reduction of revenue were $5.5 million, $6.3 million and $3.1 million in the years ended December 31, 2011, 2010 and 2009, respectively.

Research and Development

All costs to develop our products are expensed as incurred.

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-08, Intangibles — Goodwill and Other (Topic 350) — Testing Goodwill for Impairment (ASU 2011-08), to simplify how entities, both public and nonpublic, test

RIVERBED TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

goodwill for impairment. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. We early adopted ASU 2011-08 during the fourth quarter or the year ended December 31, 2011. Adoption of this standard impacted how we assessed goodwill for impairment but did not have significant impact on our consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220) — Presentation of Comprehensive Income (ASU 2011-05), to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. ASU 2011-05 is effective for fiscal years and interim periods beginning after December 15, 2011 and should be applied retrospectively. We will adopt ASU 2011-05 in the first quarter or fiscal 2012 and do not expect this standard to have an impact on our consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (Topic 820) — Fair Value Measurement (ASU 2011-04), to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements (as defined in Note 4 below). ASU 2011-04 is effective for us in fiscal 2012 and should be applied prospectively. We are currently evaluating the impact of our pending adoption of ASU 2011-04 on our consolidated financial statements.

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

Pursuant to the share purchase agreement with Zeus we made payments totaling $105.6 million in cash for all of the outstanding securities of Zeus on July 19, 2011. In addition, we will potentially make additional payments (acquisition-related contingent consideration) totaling up to $27.0 million in cash, based on achievement of certain bookings targets related to Zeus products for the period from July 20, 2011 through July 31, 2012 (the Zeus earn-out period). In addition, we may pay up to $3.0 million as an incentive bonus to former employees of Zeus, based on achievement of certain bookings targets related to Zeus products for the Zeus earn-out period.

RIVERBED TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Preliminary Fair Value of Consideration Transferred

The total acquisition date fair value of the consideration transferred was estimated at $119.1 million, which included the initial payments totaling $104.2 million in cash, of which $20.1 million was paid to escrow to secure the seller’s indemnification obligations, $1.4 million paid upon finalization of the closing balance sheet and net working capital statement, and the estimated fair value of acquisition-related contingent consideration to be paid to Zeus shareholders totaling $13.5 million. The total acquisition date fair value of consideration transferred is estimated as follows:

(in thousands)
Payment to Zeus shareholders	$105,601
Acquisition-related contingent consideration	13,543

Total acquisition-date fair value	$119,144

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

We estimated the fair value of the acquisition-related contingent consideration using a probability-weighted discounted cash flow model. This fair value measurement is based on significant inputs not observed in the market and thus represents a Level 3 measurement. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect our own assumptions in measuring fair value. The estimated fair value of acquisition-related contingent consideration of $13.5 million included amounts to be distributed directly to shareholders, discounted at 17.5%, but excluded a fair value estimate of $1.7 million to be paid to former employees of Zeus. During the year ended December 31, 2011, we recorded an expense of $0.5 million, in Acquisition-related costs, due to a change in the fair value of acquisition-related contingent consideration to be distributed directly to shareholders.

At the acquisition date, we estimated the fair value of an incentive bonus to be paid to the former employees of Zeus (Zeus incentive bonus) to be $1.7 million. This fair value was also estimated using a probability-weighted discounted cash flow model on the achievement of the bookings target. No liability for the Zeus incentive bonus was recorded as of the acquisition date, as this component is considered compensatory and is being recognized as compensation cost in operating expense ratably over the service period from July 20, 2011 to July 31, 2012. During the year ended December 31, 2011, we revised the estimated the fair value of an incentive bonus to be paid to the former employees of Zeus to $1.6 million and recorded related compensation cost for the year ended December 31, 2011 of $0.7 million.

In addition, we signed retention agreements for certain key employees of Zeus totaling $1.2 million, which will be recognized as compensation expense ratably over the two year period following the acquisition date.

RIVERBED TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Based on their estimated fair values, we have preliminarily recorded $82.8 million of goodwill, $47.8 million of identifiable intangible assets, including $2.6 million of in-process technology, $7.7 million of deferred tax liabilities and $3.7 million of net other tangible liabilities. These estimated fair values were based upon a preliminary valuation and our estimates and assumptions are subject to change as we obtain additional information for our estimates during the measurement period, which is up to one year from the acquisition date. The primary areas of the estimated fair values that are not yet finalized relate to income taxes and residual goodwill.

The following table summarizes the estimated fair values of the assets and liabilities assumed at the acquisition date. Estimates of both current and non-current deferred tax assets are subject to change, pending the finalization of certain tax returns.

(in thousands)
Cash and cash equivalents	$1,450
Accounts receivable	3,784
Other tangible assets	371
Intangible assets	47,800

Total identifiable assets acquired	53,405

Accounts payable and other liabilities	9,351
Long-term deferred tax liabilities	7,709

Total liabilities assumed	17,060

Net identifiable assets acquired	36,345
Goodwill	82,799

Net assets acquired	$119,144

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

RIVERBED TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible assets acquired resulting from the Zeus acquisition as of December 31, 2011 are as follows:

(in thousands)	Useful life	Acquisition date Fair Value	Accumulated Amortization	Net Book Value
Existing technology	5 years	$27,200	$(2,092)	$25,108
Patents	5 years	5,500	(440)	5,060
Maintenance agreements	5 years	13,300	(1,064)	12,236
Customer relationships	3 years	1,500	(200)	1,300
Trademarks	3 years	300	(40)	260
Currency translation adjustment	N/A	—	—	(1,912)

Net Zeus intangible assets		$47,800	$(3,836)	$42,052

The above table includes $2.6 million that was recorded as In-process technology at the acquisition date and was reclassified from In-process technology to Existing technology upon reaching technical feasibility and being placed in service during 2011.

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

The expected future amortization expense related to the above intangible assets is as follows:

Fiscal Year	In thousands
2012	$9,408
2013	9,408
2014	9,168
2015	8,832
2016	5,236

Total remaining amortization expense resulting from Zeus acquisition	$42,052

Actual amortization expense may differ from the amounts above due to, among other things, impairments, accelerated amortization and fluctuations in foreign currency exchange rates.

Goodwill

Of the total estimated purchase price, $82.8 million was allocated to goodwill, which represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets. The goodwill balance is primarily attributed to assembled workforce,

RIVERBED TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expected synergies and expanded network opportunities when integrating Zeus’s technology with our current product offerings. A portion of the goodwill is expected to be deductible for federal and state income tax purposes. As of December 31, 2011, we recorded an adjustment of $0.4 million upon finalization of the closing balance sheet and net working capital statement. There was no other change in the recognized amounts of goodwill resulting from the acquisition of Zeus.

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

Results of Operations

The revenue and operating loss of Zeus, which was included in our consolidated statement of operations from the acquisition date to the year ending December 31, 2011, was $6.7 million and $9.7 million, respectively. The results of operations of Zeus pre-acquisition were not significant, and therefore no pro forma results of operations were presented separately.

Aptimize Ltd.

In July 2011, we acquired the outstanding securities of Aptimize Ltd. (Aptimize) to expand our product offerings. We have included the financial results of Aptimize in our consolidated results from the acquisition date. This acquisition was not significant, and therefore the pro forma results of operations have not been presented.

Pursuant to the share purchase agreement with Aptimize we made payments totaling $17.3 million in cash for all of the outstanding securities of Aptimize. In addition, we will potentially make additional payments (Aptimize acquisition-related contingent consideration) totaling up to $17.0 million in cash to be paid to Aptimize shareholders, based on achievement of certain bookings targets related to Aptimize products for the period from September 1, 2011 through September 30, 2012 (the Aptimize earn-out period). As of December 31, 2011, the estimated fair value of the acquisition-related contingent consideration to be distributed directly to the Aptimize shareholders is $1.1 million.

Based on their estimated fair values, we have preliminarily recorded $13.0 million of goodwill, $4.7 million of identifiable intangible assets, $0.2 million of deferred tax liabilities and $0.1 million of net tangible assets.

RIVERBED TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Fiscal 2009 Acquisitions

We acquired Mazu Networks, Inc. (Mazu) on February 19, 2009 (the Mazu acquisition date) to, among other reasons, meet enterprise and service provider customer demands by extending our suite of WAN optimization products to include global application performance, reporting and analytics. The results of Mazu’s operations have been included in the consolidated financial statements since the acquisition date.

Mazu acquisition date estimated fair value

Upon closing, we made payments totaling $23.1 million in cash for all of the outstanding securities of Mazu. Pursuant to the merger agreement, additional cash payments were due to Mazu shareholders upon the achievement of certain bookings targets through March 31, 2010. At the Mazu acquisition date, we recorded a liability for the estimated fair value of the acquisition-related contingent consideration to be paid to Mazu shareholders (Mazu acquisition-related contingent consideration) of $9.9 million. This liability was estimated using a probability-weighted discounted cash flow model on the achievement of the bookings target. At the Mazu acquisition date, we estimated the fair value of the Mazu acquisition-related contingent consideration to be paid to the former employees of Mazu ( Mazu acquisition-related compensation costs) to be $3.8 million. This fair value was also estimated using a probability-weighted discounted cash flow model on the achievement of the bookings target. No liability for the Mazu acquisition-related compensation cost was recorded as of the Mazu acquisition date, as this component was considered compensatory and was recognized as compensation cost in operating expense ratably over the period from the Mazu acquisition date to March 31, 2010.

RIVERBED TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of the Mazu acquisition date, the fair value of consideration transferred and contingent consideration was estimated as follows:

(in thousands)
Payment to Mazu shareholders	$23,051
Mazu acquisition-related contingent consideration	9,909

Total acquisition-date fair value	$32,960

Mazu acquisition-related contingent consideration

The final liability for the Mazu acquisition-related contingent consideration, which included the Mazu acquisition-related contingent consideration paid to Mazu shareholders and the Mazu acquisition-related compensation costs, was $15.2 million. This liability was paid during the third quarter of 2010.

The Mazu acquisition-related contingent consideration paid to Mazu shareholders was $11.4 million, based on the achievement of certain bookings targets through March 31, 2010. During the fiscal year ended 2010, we recognized $2.7 million of acquisition-related costs due to the change in fair value of the Mazu acquisition-related contingent consideration distributed directly to the Mazu shareholders. During the fiscal year 2009, we recorded a net charge of $0.1 million, which included the transaction costs such as legal, accounting, valuation and other professional services of $0.6 million and integration costs of $0.8 million, offset by the cumulative changes in fair value of the Mazu acquisition-related contingent consideration to be paid directly to the Mazu shareholders of $1.3 million.

The Mazu acquisition-related compensation costs component of the Mazu acquisition-related contingent consideration was $3.8 million, based on the achievement of certain bookings targets through March 31, 2010. During the fiscal years 2010 and 2009, we recognized $1.4 million and $2.4 million, respectively, of Mazu acquisition-related compensation costs.

Acquisition-related Costs

Acquisition-related costs include transaction costs, integration-related costs and changes in the fair value of the acquisition-related contingent consideration.

The following table summarizes the acquisition-related costs recognized:

	Year ended December 31,
(in thousands)	2011	2010	2009
Transaction costs	$2,754	$392	$595
Severance	—	—	412
Integration costs	1,980	226	364
Change in fair value of acquisition-related contingent consideration	477	2,725	(1,267)

Acquisition-related costs	$5,211	$3,343	$104

RIVERBED TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows the acquisition-related costs pursuant to the 2011, 2010 and 2009 acquisitions and the acquisition-related compensation costs that were recognized in operating expenses:

(in thousands)	Year ended December 31,
	2011	2010	2009
Sales and marketing	$1,666	$588	$970
Research and development	2,858	1,005	856
General and administrative	26	324	534

Total other acquisition-related compensation costs	4,550	1,917	2,360

Acquisition-related costs	5,211	3,343	104

Total	$9,761	$5,260	$2,464

3.    NET INCOME PER COMMON SHARE

Basic net income per common share is computed by dividing net income by the weighted average number of vested common shares outstanding during the period. Diluted net income per common share is computed by giving effect to all potential dilutive common shares, including stock awards and common stock subject to repurchase.

The following table sets forth the computation of net income per share:

(in thousands, except per share data)	Year ended December 31,
	2011	2010	2009
Net income	$63,807	$34,158	$7,085

Weighted average common shares outstanding — basic	154,411	145,012	138,400
Dilutive effect of employee stock plans	12,489	10,987	4,680

Weighted average common shares outstanding — diluted	166,900	155,999	143,080

Basic net income per share	$0.41	$0.24	$0.05

Diluted net income per share	$0.38	$0.22	$0.05

The following weighted average outstanding options and RSUs were excluded from the computation of diluted net income per common share for the periods presented because including them would have had an anti-dilutive effect:

(in thousands)	Year ended December 31,
	2011	2010	2009
Total potential shares of common stock excluded from the computation of earning per share (1)	2,670	1,875	18,336

(1)	Stock options outstanding with an exercise price higher than our average stock price for the periods presented, represent out-of-the-money awards and are excluded from the calculations of the diluted net income per share since the effect of including them would have been anti-dilutive under the treasury stock method.

RIVERBED TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.    FAIR VALUE OF ASSETS AND LIABILITIES

As of December 31, 2011, the fair value measurements of our cash, cash equivalents, investments and acquisition-related contingent consideration consisted of the following:

(in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Corporate bonds and notes	$18,000	$—	$18,000	$—
U.S. government-sponsored enterprise obligations	12,649	—	12,649	—
Money market funds	57,702	57,702	—	—
FDIC-backed certificates of deposit	481	—	481	—
Cash	126,644	—	—	—

Total cash and cash equivalents	$215,476	$57,702	$31,130	$—

Corporate bonds and notes	$95,104	$—	$95,104	$—
U.S. government backed securities	16,106	16,106	—	—
U.S. government-sponsored enterprise obligations	255,180	—	255,180	—
FDIC-backed certificates of deposit	11,497	—	11,497	—

Total investments	$377,887	$16,106	$361,781	$—

Liabilities:

Acquisition-related contingent consideration	$15,898	$—	$—	$15,898

As of December 31, 2010, the fair value measurements of our cash and cash equivalents, investments, and acquisition-related contingent consideration consisted of the following:

(in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Corporate bonds and notes	$7,746	$—	$7,746	$—
U.S. government backed securities	4,999	4,999	—	—
U.S. government-sponsored enterprise obligations	78,186	—	78,186	—
Money market funds	52,438	52,438	—	—
Cash	22,357	—	—	—

Total cash and cash equivalents	$165,726	$57,437	$85,932	$—

Corporate bonds and notes	$113,179	$—	$113,179	$—
U.S. government backed securities	27,620	27,620	—	—
U.S. government-sponsored enterprise obligations	189,100	—	189,100	—
FDIC-backed certificates of deposit	5,515	—	5,515	—

Total investments	$335,414	$27,620	$307,794	$—

RIVERBED TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables present the gross unrealized gains and gross unrealized losses as of December 31, 2011 and 2010:

(in thousands)	Fair Value	Unrealized Gains	Unrealized Losses
Corporate bonds and notes	$60,553	$36	$—
Corporate bonds and notes	34,551	—	(30)
U.S. government backed securities	15,083	21	—
U.S. government backed securities	1,023	—	(1)
U.S. government-sponsored enterprise obligations	138,816	79	—
U.S. government-sponsored enterprise obligations	116,364	—	(49)
FDIC-backed certificates of deposit	9,816	1	—
FDIC-backed certificates of deposit	1,681	—	(1)

Total investments at December 31, 2011	$377,887	$137	$(81)

Corporate bonds and notes	$70,082	$81	$—
Corporate bonds and notes	43,097	—	(31)
U.S. government backed securities	27,620	67	—
U.S. government-sponsored enterprise obligations	83,978	56	—
U.S. government-sponsored enterprise obligations	105,122	—	(96)
FDIC-backed certificates of deposit	1,925	5	—
FDIC-backed certificates of deposit	3,590	—	(9)

Total investments at December 31, 2010	$335,414	$209	$(136)

We have evaluated our investments as of December 31, 2011 and have determined that no investments with unrealized losses are other-than-temporarily impaired. No investments have been in a continuous loss position greater than one year.

Cash, Cash Equivalents and Investments

Cash and cash equivalents consist primarily of highly liquid investments in money market mutual funds, government-sponsored enterprise obligations, treasury bills, commercial paper and other money market securities with remaining maturities at date of purchase of 90 days or less. The carrying value of cash and cash equivalents at December 31, 2011 and 2010 was $215.5 million and $165.7 million, respectively, and the weighted average interest rates were 0.2%. The carrying value approximates fair value at December 31, 2011 and 2010.

Investments, which are classified as available for sale at December 31, 2011, are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. Investments consist of government-sponsored enterprise obligations, treasury bills, FDIC-backed certificates of deposit and corporate bonds and notes. The fair value of our investments is determined as the exit price in the principal market in which we would transact. Level 1 instruments are valued based on quoted market prices in active markets and include treasury bills, money market funds. Level 2 instruments are valued based on quoted prices in markets that are not active, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency and include corporate bonds and notes and government-sponsored enterprise obligations and FDIC-backed certificates of deposit. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect our own assumptions

RIVERBED TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in measuring fair value. As of December 31, 2011 and 2010, we had no investments valued as Level 3 instruments. As of December 31, 2011 and 2010, the investments are recorded at amortized cost, which approximates fair market value. Generally our investments have maturity dates up to two years from our date of purchase and active markets for these investments exist.

Restricted Cash

Restricted cash primarily represents collateralized letters of credit established in connection with lease agreements for our facilities. Current restricted cash totaled $1.1 million as of December 31, 2011 and zero at December 31, 2010. Current restricted cash is included in Prepaid expenses and other current assets in the consolidated balance sheet. Long-term restricted cash totaled $6.0 million and $2.6 million at December 31, 2011 and 2010, respectively. Long-term restricted cash is included in Other assets in the consolidated balance sheets and consists primarily of funds held as collateral for letters of credit for the security deposit on the leases of our corporate headquarters.

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

The change in the acquisition-related contingent consideration liability consisted of the following:

	Year ended December 31,
(in thousands)	2011	2010
Beginning balance	$—	$11,002
Acquisition date fair value measurement	14,573	—
Acquisition-related compensation costs	816	1,431
Adjustments to fair value measurement	509	2,725
Payment of acquisition-related contingent consideration liability	—	(15,158)

Ending balance	$15,898	$—

The Mazu acquisition-related contingent consideration was paid during the third quarter of 2010.

5.    INVENTORY

Inventories consist primarily of hardware and related component parts and evaluation units located at customer locations, and are stated at the lower of cost (on a first-in, first-out basis) or market. Inventory is comprised of the following:

(in thousands)	As of December 31,
	2011	2010
Raw materials	$1,405	$1,751
Finished goods	7,241	10,645
Evaluation units	2,791	2,784

Total	$11,437	$15,180

RIVERBED TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.    GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets. We consider the acquired businesses as additions to our product portfolio and not additional reporting units or operating segments. We record goodwill adjustments pursuant to changes to net assets acquired during the measurement period, which is generally up to one year from the date of acquisition. Goodwill was $117.5 million and $25.7 million at December 31, 2011 and 2010, respectively. A portion of the goodwill associated with the acquisition of Global Protocols, Zeus and Aptimize, will be deductible for income tax purposes.

Goodwill consisted of the following:

(in thousands)
Balance at December 31, 2009	$11,312
Additions resulting from acquisitions	14,341

Balance at December 31, 2010	25,653
Additions resulting from acquisitions	95,771
Other adjustments	(575)
Currency translation adjustment	(3,375)

Balance at December 31, 2011	$117,474

RIVERBED TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible Assets

Intangible assets are recorded at their estimated fair value as of the acquisition date of the related acquired business. Intangible assets that have a finite life are amortized over their useful lives.

Intangible assets consisted of the following:

(in thousands)	Useful life	As of December 31, 2011
		Gross	Accumulated Amortization	Net

Existing technology	3-5 years	$57,700	$(13,614)	$44,086
Patents	5 years	8,200	(1,984)	6,216
Maintenance agreements	5 years	19,400	(4,553)	14,847
Customer contracts	3-5 years	4,100	(1,500)	2,600
Trademarks	3 years	1,700	(923)	777
Non-compete agreements	3 years	100	(40)	60
Currency translation adjustment	N/A	—	—	(1,912)

Total intangible assets subject to amortization		$91,200	$(22,614)	$66,674

In-process technology	N/A	1,600	—	1,600

Total intangible assets		$92,800	$(22,614)	$68,274

(in thousands)	Useful life	As of December 31, 2010
		Gross	Accumulated Amortization	Net

Existing technology	3-5 years	$24,100	$(5,048)	$19,052
Patents	5 years	2,700	(1,004)	1,696
Maintenance agreements	5 years	6,100	(2,269)	3,831
Customer contracts	3-5 years	2,600	(767)	1,833
Trademarks	3 years	1,400	(417)	983
Non-compete agreements	3 years	100	(6)	94

Total intangible assets subject to amortization		$37,000	$(9,511)	$27,489

In-process technology	N/A	3,300	—	3,300

Total intangible assets		$40,300	$(9,511)	$30,789

Amortization expense was $13.1 million, $5.4 million and $4.1 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Estimated future amortization expense related to the above intangible assets at December 31, 2011 is as follows:

Fiscal Year	In thousands
2012	$19,236
2013	19,021
2014	11,928
2015	10,755
2016	5,734

Total remaining amortization of intangibles	$66,674

RIVERBED TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Fixed assets consisted of the following:

(in thousands)	Estimated Useful Lives	As of December 31,
		2011	2010
Computer hardware and equipment	3 years	$30,025	$23,218
Leasehold improvements	2-5 years	16,349	11,000
Furniture and fixtures	3 years	5,070	4,737
Software	2-5 years	23,523	17,009

Total fixed assets		74,967	55,964
Accumulated depreciation and amortization		(45,690)	(34,442)

Fixed assets, net		$29,277	$21,522

Depreciation and amortization expense of fixed assets was $11.2 million, $10.4 million and $10.1 million for the years ended December 31, 2011, 2010 and 2009, respectively.

8.    CURRENT LIABILITIES

Accrued compensation and benefits consisted of the following:

(in thousands)	As of December 31,
	2011	2010
Accrued commissions	$10,654	$11,184
Payroll withholding taxes	30,578	5,294
Other accrued compensation and benefits	20,024	16,437

Total accrued compensation and benefits	$61,256	$32,915

Other accrued liabilities consisted of the following:

(in thousands)	As of December 31,
	2011	2010
Other accrued liabilities	$27,061	$18,813
Acquisition-related contingent consideration	15,898	—

Total other accrued liabilities	$42,959	$18,813

RIVERBED TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.    DEFERRED REVENUE

Deferred revenue consisted of the following:

(in thousands)	As of December 31,
	2011	2010
Product	$6,888	$6,766
Support and services	150,491	108,771

Total deferred revenue	$157,379	$115,537

Reported as:
Deferred revenue, current	$121,131	$89,026
Deferred revenue, non-current	36,248	26,511

Total deferred revenue	$157,379	$115,537

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

RIVERBED TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.    LEASE COMMITMENTS

We lease our facilities under non-cancelable operating lease agreements. Future minimum commitments for these operating leases in place as of December 31, 2011 with a remaining non-cancelable lease term in excess of one year are as follows:

(in thousands)	December 31,
2011
2012	$9,915
2013	10,546
2014	9,250
2015	5,639
2016	4,943
Thereafter	17,793

Total	$58,086

The terms of certain lease agreements provide for rental payments on a graduated basis. We recognize rent expense on the straight-line basis over the lease period and have accrued for rent expense incurred but not paid. Rent expense under operating leases was $11.1 million, $8.5 million and $8.2 million for the years ended December 31, 2011, 2010 and 2009, respectively.

12.    COMMON STOCK

Stock Plans

In July 2002, our Board of Directors adopted the 2002 Stock Plan (the 2002 Plan). In April and May 2006, our Board of Directors approved the 2006 Equity Incentive Plan (the 2006 Plan), the Purchase Plan and the 2006 Director Option Plan, which became effective upon our Initial Public Offering. In September 2006, all shares of common stock available for grant under the 2002 Plan transferred to the 2006 Plan.

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

•	2006 Director Option Plan — increased on January 1 of each year for the term of the 2006 Director Option Plan by 500,000 shares.

In February 2009, our Board of Directors adopted the 2009 Inducement Equity Inventive Plan (the 2009 Plan). The objective of the 2009 Plan is to provide incentives to attract, retain, and motivate eligible persons whose potential contributions are important to promote our long-term success and the creation of stockholder value. The 2009 Plan is intended to comply with NASDAQ Rule 4350(i)(1)(A)(iv), which governs granting certain awards as a material inducement to an individual entering into employment with us. The 2009 Plan may be used for new hire equity grants should the Board of Directors determine to do so in the future.

RIVERBED TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2011, 9,859,000 shares were available for grant under the 2006 Plan. As of December 31, 2011, 2,152,000 shares were available for grant under the 2006 Director Option Plan. As of December 31, 2011, 1,258,000 shares were available for grant under the 2009 Plan.

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense for stock options, RSUs and the Purchase Plan recorded in our statement of operations:

(in thousands)	Year ended December 31,
	2011	2010	2009
Cost of product	$976	$537	$449
Cost of support and services	6,486	5,556	4,518
Sales and marketing	35,451	29,131	25,225
Research and development	26,946	19,713	14,253
General and administrative	19,875	15,864	11,773

Total stock-based compensation expense	$89,734	$70,801	$56,218

Share-Based Payments Valuation Assumptions

The fair value of options granted and Purchase Plan shares granted was estimated at the date of grant using the following assumptions:

	Year ended December 31,
	2011	2010	2009
Employee Stock Options
Expected life in years	4.2	4.2 - 4.5	4.5
Risk-free interest rate	0.8% - 1.7%	1.1% - 2.2%	1.5% - 2.1%
Volatility	62% - 67%	52% - 62%	50% - 52%

Year ended December 31,
	2011	2010	2009
Purchase Plan
Expected life in years	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Risk-free interest rate	0.05% - 0.56%	0.18% - 0.83%	0.15% - 0.93%
Volatility	49% - 77%	44% - 67%	48% - 83%

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

The expected term represents the period that stock options are expected to be outstanding. During the first three quarters of 2010 and for the years ended December 31, 2009, we elected to use the simplified method of determining the expected term of stock options due to insufficient historical exercise data as a publicly traded company. For the year ended December 31, 2011 and during the

RIVERBED TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fourth quarter of 2010, we determined that we had sufficient historical information to use a method based on historical exercise patterns and post vesting termination behavior, which we believe is more representative of our expected term. During the first three quarters of 2010 and for the years ended December 31, 2009, the computation of our expected volatility for stock options was based on the historical volatility of comparable companies from a representative peer group selected based on industry, financial and market capitalization data, due to our insufficient historical volatility data as a publicly traded company. For the year ended December 31, 2011 and during the fourth quarter of 2010, we determined that we had sufficient historical volatility data to use a blended historical and implied volatility.

The computation of expected volatility for the Purchase Plan for the years ended December 31, 2011, 2010 and 2009 is based on our historical volatility.

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

Options granted under the 2002 Plan to the employees in the U.S. prior to March 28, 2006 were immediately exercisable. For options granted beginning March 28, 2006, optionees may only exercise vested shares. Any unvested stock issued upon early exercise under the 2002 Plan were subject to repurchase by us. Grants made pursuant to the 2006 Plan do not provide for the early exercise of options. At December 31, 2011, no shares were subject to repurchase under the 2002 Plan.

As of December 31, 2011, total compensation cost related to stock options granted to employees and directors but not yet recognized was $49.6 million, net of estimated forfeitures. This cost will be recognized on a straight-line basis over the remaining weighted-average service period of 2.47 years. Amortization in the years ended December 31, 2011, 2010 and 2009 was $31.3 million, $37.4 million and $39.0 million, respectively.

RIVERBED TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about stock options activity under all stock option plans:

(in thousands, except per share amounts)	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance, December 31, 2010	20,651	$10.11	4.46	$517,540
Granted	2,441	$30.94
Exercised	(4,652)	$7.99
Forfeited or expired	(620)	$18.51

Balance, December 31, 2011	17,820	$13.23	3.93	$204,632

Exercisable	11,717	$9.47	3.15	$165,830

Vested and expected to vest	17,236	$12.85	3.84	$202,619

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the closing price of our common stock at December 31, 2011. During the years ended December 31, 2011, 2010 and 2009, the aggregate intrinsic value of stock option awards exercised was $129.7 million, $102.0 million, and $15.9 million, respectively, determined at the date of option exercise.

The weighted average grant-date fair value of options granted for the years ended December 31, 2011, 2010 and 2009, was $15.66, $8.55, and $3.57 per share, respectively.

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

In the year ended December 31, 2011, there was $20.1 million of total compensation cost, net of estimated forfeitures, left to be amortized under our Purchase Plan, which will be amortized over the remaining Purchase Plan offering period, which is up to 19 months. Amortization in the years ended December 31, 2011, 2010 and 2009 was $8.7 million, $6.8 million and $7.1 million, respectively.

The weighted average fair value of grants for the years ended December 31, 2011, 2010 and 2009, was $11.34, $9.69, and $4.36 per share, respectively.

As of December 31, 2011, 1,086,000 shares were available under the Purchase Plan.

Restricted Stock Units

RSUs, which may include performance-based RSUs, are granted to our employees and eligible executives, under the 2006 Plan. We expense the cost of nonvested RSUs, which is determined to be the fair market value of the shares of our common stock at the date of grant, ratably over the service period.

RIVERBED TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Performance-based RSUs that vest are generally variable based upon meeting certain annual performance targets, and require the eligible executives to be employed by us for up to three years from the date of grant. Annual performance targets for awards granted in the years ended December 31, 2011 and 2010 were earned and determined at December 31, 2011 and 2010, respectively.

RSUs generally vest over a period of three to four years from the date of grant. Until vested, RSUs do not have the voting rights of common stock and the shares underlying the awards are not considered issued and outstanding.

As of December 31, 2011, total unrecognized compensation cost related to nonvested RSUs to employees and directors but not yet recognized was $91.9 million, net of estimated forfeitures. This cost will be recognized over the remaining weighted-average service period of 2.20 years. Amortization in the years ended December 31, 2011, 2010 and 2009 was $49.7 million, $26.6 million, and $9.1 million, respectively.

The following table summarizes information about nonvested RSUs as of December 31, 2011:

(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value
Balance, December 31, 2010	9,409	$13.39
Granted	1,632	$33.17
Vested	(4,208)	$8.78
Forfeited	(280)	$16.95

Balance, December 31, 2011	6,553	$21.13

The weighted average grant-date fair value of RSUs granted in the years ended December 31, 2011, 2010 and 2009 were $33.17, $19.12, and $7.61, respectively.

Share Repurchase Program

On August 19, 2011, our Board of Directors authorized a Share Repurchase Program (the Program), which authorized us to repurchase up to $150.0 million of our outstanding common stock. The Program does not require us to purchase a minimum number of shares, and may be suspended, modified or discounted at any time without prior notice. The Program will expire in August 2013.

For the year ended December 31, 2011, we repurchased 1,500,000 shares of common stock under the Program on the open market for an aggregate purchase price of $35.0 million, or a weighted average of $23.36 per share.

We did not repurchase any shares of common stock during the year ended December 31, 2010.

For the year ended December 31, 2009, we repurchased 1,955,000 shares of common stock under a stock repurchase program approved by the Board in April 2008, on the open market for an aggregate purchase price of $29.0 million, or a weighted average of $14.84 per share.

The timing and amounts of these purchases were based on market conditions and other factors including price, regulatory requirements and capital availability. The share repurchases were financed by available cash balances and cash from operations.

RIVERBED TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.    INCOME TAXES

A geographical breakdown of income before provision for income taxes is shown in the following table:

	Year ended December 31,
(in thousands)	2011	2010	2009
Domestic	$119,258	$57,899	$19,842
Foreign	(27,212)	(928)	(8,457)

Total	$92,046	$56,971	$11,385

The provision for income tax expense consists of the following:

	Year ended December 31,
(in thousands)	2011	2010	2009
Current:
Federal	$33,361	$28,247	$15,149
State	3,967	2,492	2,122
Foreign	9,138	3,925	1,336

Total Current	$46,466	$34,664	$18,607

Deferred:
Federal	$(11,552)	$(14,844)	$(11,075)
State	(1,734)	2,982	(2,090)
Foreign	(4,941)	11	(1,142)

Total Deferred	$(18,227)	$(11,851)	$(14,307)

Total Provision	$28,239	$22,813	$4,300

Our effective tax rate was 31%, 40%, and 38%, for the years ended December 31, 2011, 2010, and 2009, respectively. We have not provided U.S. taxes for our foreign earnings because such earnings are intended to be indefinitely reinvested outside the U.S. Any U.S taxes not provided for would be immaterial.

The difference between the provision for income taxes and the amount computed by applying the federal statutory income tax rate to income before taxes is as follows:

	Year ended December 31,
(in thousands)	2011	2010	2009
Expected provision at federal statutory rate	$32,216	$19,940	$3,985
State taxes, net of federal benefit	1,342	3,562	12
Stock-based compensation expense	5,459	1,681	3,125
Amortization of taxes on intercompany sales	5,125	—	—
Non-deductible expenses	1,552	221	278
Acquisition related expenses	84	964	(235)
Change in valuation allowance	(8,837)	—	(746)
Research and development tax credits	(5,238)	(3,225)	(1,658)
Election to treat foreign subsidiary as US branch	(2,908)	—	—
Foreign rate differential	(1,888)	(17)	14
Manufacturing deduction	(226)	(381)	(730)
Other (net)	1,558	68	255

Total	$28,239	$22,813	$4,300

RIVERBED TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of the current and non-current deferred tax assets and liabilities consist of the following:

	As of December 31,
(in thousands)	2011	2010
Current deferred tax assets:
Other accrued liabilities and reserves	$7,048	$8,143
Deferred compensation	11,069	8,392
Depreciation and amortization	1,380	1,587
Net operating losses	1,499	1,499
Deferred revenue	(3,907)	4,157
Valuation allowance	(306)	(2,946)

Total current deferred tax assets, net	$16,783	$20,832

Non-current deferred tax assets:
Deferred compensation	$30,772	$25,995
Credit carryforwards	9,632	5,064
Deferred revenue	11,050	9,073
Net operating losses	10,810	12,007
Intangible assets	4,944	(3,494)
Other accrued liabilities and reserves	6,633	2,024
Valuation allowance	(9,184)	(10,736)
Depreciation and amortization	(5,537)	(2,053)
State taxes	(2,516)	(2,105)

Total non-current deferred tax assets, net	$56,604	$35,775

As of December 31, 2011, we had net operating loss carryforwards for federal, state and foreign income tax purposes of $31.2 million, $25.0 million and $0.9 million, respectively. The utilization of the federal loss carryforwards are subject to limitation under Section 382 of the Internal Revenue Code. We also had federal and state research and development tax credit carryforwards of approximately $10.4 million and $16.7 million, respectively. If not utilized, the federal net operating loss carryforwards will expire between 2022 and 2029, while the state net operating loss carryforwards will expire between 2017 and 2031. The majority of our federal tax credit carryforwards will begin to expire in 2030. The state tax credit carryforwards and foreign net operating loss carryforwards do not expire.

As part of our accounting for the acquisition of Mazu in the first quarter of 2009, we established deferred tax assets for federal net operating loss carryforwards and research and development credit carryforwards that are subject to limitation under Section 382 of the Internal Revenue Code. We recorded a valuation allowance of $8.8 million related to a portion of the federal net operating loss carryforwards and research and development credit carryforwards that were not more likely than not to be realized. As of December 31, 2011, we reevaluated the need for a valuation allowance on these deferred tax assets by considering positive and negative evidence as required by the related accounting guidance. As a result of this evaluation, we concluded that it is more likely than not that we will have sufficient future taxable income to utilize the net operating loss carryforwards and credit carryforwards. Accordingly, we reversed the valuation allowance and recorded an income tax benefit of $8.8 million in 2011.

In the year ended December 31, 2010, management concluded that a valuation allowance was needed on our California income tax credit carryforwards. Due to a change in the our forecasted

RIVERBED TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

income allocated to California for tax years after 2010, it is more likely than not the California income tax credits carryforwards will not be utilized in the foreseeable future. Accordingly, we have established a 100% valuation allowance against the tax credits. The amount of the valuation allowance against the California credits were $6.1 million and $3.1 million, net of federal benefit, for the years ended December 31, 2011 and 2010, respectively.

During the year ended December 31, 2011, we made an election to change the tax status of our United Kingdom (UK) subsidiaries to entities that are disregarded for federal and state income tax purposes. As a result of the change in tax status, we recorded a tax benefit of $2.9 million to record certain deferred tax assets resulting from the change.

We recorded deferred charges during the year ended December 31, 2011 related to the deferral of income tax expense on intercompany profits that resulted from the sale of our intellectual property rights (including intellectual property acquired during the current year) outside of North and South America to our Singapore subsidiary. The deferred charges are included in the Prepaid expenses and other current assets and the Other assets lines of the consolidated balance sheets in the amounts of $5.0 million and $15.6 million, respectively. The deferred charges are amortized as a component of income tax expense over the five year economic life of the intellectual property.

Beginning in the year ended December 31, 2011, we are subject to a reduced income tax rate in Singapore as a result of certain employment and spending commitments. The reduced tax rate is effective through 2020. We realized no tax savings in 2011 because of net local tax losses.

During 2011, we reduced our current federal, foreign and state taxes payable by $51.0 million for the excess tax benefits from stock option exercises and other employee stock programs, offsetting additional paid-in capital. In addition, we have unrecorded excess tax benefits from stock option exercises and other employee stock programs of approximately $15.2 million as of December 31, 2011. These amounts will be credited to additional paid-in-capital when such amounts reduce cash taxes payable.

Uncertain Income Tax Positions

A reconciliation of the beginning and ending amount of the consolidated liability for unrecognized income tax benefits during the year is as follows:

	Year ended December 31,
(in thousands)	2011	2010	2009
Beginning Balance	$6,918	$4,941	$2,580
Additions for tax positions of prior years	2,354	116	422
Additions for tax positions related to current year	18,167	2,514	2,759
Reductions for tax positions of prior year	(444)	(653)	(820)
Settlements	—	—	—

Ending Balance	$26,995	$6,918	$4,941

As of December 31, 2011, 2010 and 2009, the unrecognized tax benefits of $27.0 million, $6.9 million and $4.9 million, respectively, included tax benefits that, if recognized, would reduce our effective tax rate by $22.2 million, $6.1 million and $4.2 million, respectively. We accrued $0.1 million of interest and penalties associated with uncertain tax positions for each of the years ended December 31, 2011, 2010 and 2009. Over the next 12 months, we could potentially reverse up to $1.0 million of our unrecognized tax benefits due to the statute of limitations expiring in certain jurisdictions.

RIVERBED TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We are subject to income tax in the U.S. as well as numerous state and foreign jurisdictions. With the exception of several states, we are no longer subject to federal, state and local income tax examinations for years before 2008, although carryforward attributes that were generated prior to 2008 may still be adjusted upon examination by the Internal Revenue Service and the California Franchise Tax Board if the attributes either have been or will be used in a future period. In addition, we file tax returns in multiple foreign taxing jurisdictions. In our most significant foreign jurisdictions, the UK and Singapore, the open tax years range from 2007 to 2010.

14.    SEGMENT INFORMATION

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our Chief Executive Officer. While our Chief Executive Officer evaluates the financial information for certain of our product lines, the information for all of our product lines is aggregated for analysis on a consolidated level as the primary basis for the allocation of resources and assessment of financial results. Accordingly, the consolidated business is considered to be one operating segment.

Revenue by geography is based on the billing address of the customer. The following table sets forth revenue by geographic area.

Revenue

	Year ended December 31,
(in thousands)	2011	2010	2009
United States	$402,157	$294,631	$221,206
Europe, Middle East and Africa	187,425	149,647	104,990
Rest of the World	136,894	107,611	67,950

Total revenue	$726,476	$551,889	$394,146

15.    EMPLOYEE BENEFIT PLAN

We have a 401(k) plan covering all eligible employees. At our discretion, we may match a portion of the employees’ eligible contributions. Contributions to the plan during the years ended December 31, 2011, 2010 and 2009, were $2.0 million, $0.4 million and zero, respectively.

16.    LEGAL MATTERS

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

RIVERBED TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On December 21, 2011, we amended our lawsuit against Silver Peak Systems to allege infringement of an additional patent.

At this time we are unable to estimate any range of reasonably possible loss relating to these actions. Discovery is ongoing, and trial is currently scheduled to begin on July 29, 2013. We believe that we have meritorious defenses to the counterclaims against us, and we intend to vigorously contest these counterclaims.

From time to time, we are involved in various legal proceedings, claims and litigation arising in the ordinary course of business. There are no currently pending legal proceedings at December 31, 2011 that, in the opinion of management, might have a material adverse effect on our financial position, results of operations or cash flows.

17.    RELATED PARTIES

No significant related party transactions occurred in the years ended December 31, 2011, 2010 and 2009.

18.    SUBSEQUENT EVENTS

Acquisition of assets of Expand Networks

On January 11, 2012, we entered into an agreement to purchase certain assets of Expand Networks, including its intellectual property, out of liquidation in Israel for $6.0 million. We did not purchase the corporate entity of Expand Networks and have not assumed any of Expand Networks’ liabilities, obligations or contracts.

New Corporate Headquarters

On February 2, 2012, we entered into a lease agreement, pursuant to which we will lease office space for an initial term of ten years, located at 680 Folsom Street, San Francisco, California. Following the completion of certain construction, which we anticipate to be completed by August 2014, we intend to use the leased space as our new worldwide corporate headquarters. The base annual rent for the leased space will range from approximately $8.4 million to $9.0 million, none of which is expected to be due until construction has been completed and we have occupied the leased space. In addition to the base rent, we will be responsible for payment of certain operating expenses, including utilities and real estate taxes.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no disagreements with accountants on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures required to be reported under this item.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2011, the end of the period covered by this Annual Report on Form 10-K. This controls evaluation was done under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

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

Based upon the controls evaluation, our CEO and CFO have concluded that as of December 31, 2011, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission and to ensure that material information relating to us and our consolidated subsidiaries is made known to management, including the CEO and CFO.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, management used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, using those criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2011. The attestation report concerning the effectiveness of our internal control over financial reporting as of December 31, 2011, issued by Ernst & Young, LLP, Independent Registered Public Accounting Firm, appears in Part II, Item 8 of the Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting means a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

The information regarding our directors required by this item is included under the caption “Election of Directors” in Riverbed’s Proxy Statement for its 2012 Annual Meeting of Stockholders to be filed within 120 days after the end of the fiscal year ended December 31, 2011 (the “2012 Proxy Statement”) and is incorporated herein by reference. The information regarding our executive officers required by this item is included under the caption “Executive Officers” in the 2012 Proxy Statement and is incorporated herein by reference. The information regarding compliance with Section 16(a) of the Exchange Act required by this item is included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2012 Proxy Statement and is incorporated herein by reference. The information regarding our code of ethics, nominating committee and audit committee required by this item is included under the caption “Corporate Governance” in the 2012 Proxy Statement and is incorporated herein by reference.

Item 11.	Executive Compensation

The information regarding executive compensation required by this item is included under the caption “Compensation of Executive Officers” in the 2012 Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information regarding securities authorized for issuance under equity compensation plans required by this item is included under the caption “Equity Compensation Plan Information” in the 2012 Proxy Statement and is incorporated herein by reference. The information regarding security ownership of certain beneficial owners and management required by this item is included under the caption “Security Ownership of Certain Beneficial Owners and Management” in the 2012 Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information regarding transactions with related persons required by this item is included under the caption “Review, Approval or Ratification of Transactions with Related Persons” in the 2012 Proxy Statement and is incorporated herein by reference. The information regarding director independence required by this item is included under the caption “Corporate Governance” in the 2012 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated under the captions “Independent Registered Public Accounting Firm’s Fees” and “Pre-Approval Policies and Procedures” in the 2012 Proxy Statement and is incorporated herein by reference.

Part IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Financial Statements

The financial statements filed as part of this report are listed on the index to financial statements on page 62.

(b) Financial Statement Schedules

The following financial statement schedule is filed as a part of this Annual Report on Form 10-K

Schedule II — Valuation and Qualifying Accounts

SCHEDULE II

Valuation and Qualifying Accounts

	Year ended December 31,
(in thousands)	2011	2010	2009
Trade Receivable Allowance
Beginning balance	$1,402	$1,693	$770
Additions charged to operations	516	343	1,303
Write-offs	(332)	(634)	(380)

Ending balance	$1,586	$1,402	$1,693

All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

(c) Exhibits

The following exhibits are incorporated by reference or filed herewith.

Exhibit No.	Description

2.1

Share Purchase Agreement dated as of July 19, 2011, by and among Riverbed Technology Limited, a private limited company formed under the laws of England, Riverbed Technology, Inc., a Delaware corporation, the Sellers listed therein, the Cash Cancel Sellers listed therein, and Scottish Equity Partners LLP, a limited liability partnership formed under the laws of Scotland (as the Sellers’ Agent) (incorporated by reference to Exhibit 2.1 of Registrant’s Current Report on Form 8-K (No. 001-33023), filed with the SEC on July 25, 2011.

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 of Registrant’s Form S-1 Registration No. 333-133437).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 of Registrant’s Current Report on Form 8-K (No. 001-33023), filed with the SEC on February 22, 2011).

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Form of Common Stock certificate (incorporated by reference to Exhibit 4.2 of Registrant’s Form S-1 Registration No. 333-133437).

Exhibit No.	Description

4.3

Amended and Restated Investors’ Rights Agreement, dated February 10, 2006, by and among the Registrant and the investors listed on the signature pages thereto (incorporated by reference to Exhibit 4.3 of Registrant’s Form S-1 Registration No. 333-133437).

10.1

Form of Indemnification Agreement between the Registrant and each of its directors, executive officers and certain key employees (incorporated by reference to Exhibit 10.1 of Registrant’s Form S-1 Registration No. 333-133437). *

10.2	Riverbed Technology, Inc. 2002 Stock Plan (incorporated by reference to Exhibit 10.2 of Registrant’s Annual Report on Form 10-K (No. 001-33023), filed with the SEC on February 8, 2011).*

10.3	Form of 2002 Stock Plan Stock Option Agreement (incorporated by reference to Exhibit 10.3 of Registrant’s Form S-1 Registration No. 333-133437). *

10.4	Form of 2002 Stock Plan Stock Option Agreement (Officers and Key Employees) (incorporated by reference to Exhibit 10.4 of Registrant’s Form S-1 Registration No. 333-133437). *

10.5	Form of 2002 Stock Plan Stock Option Agreement (Installment Vesting) (incorporated by reference to Exhibit 10.34 of Registrant’s Form S-1 Registration No. 333-133437). *

10.6	Form of 2002 Stock Plan Stock Option Agreement (Officers and Key Employees) (Installment Vesting) (incorporated by reference to Exhibit 10.35 of Registrant’s Form S-1 Registration No. 333-133437). *

10.7	2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 of Registrant’s Annual Report on Form 10-K (No. 001-33023), filed with the SEC on February 8, 2011).*

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

10.10	2006 Director Option Plan (incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q (No. 001-33023), filed with the SEC on July 29, 2011).*

10.11	Forms of agreements under the 2006 Director Option Plan (incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q (No. 001-33023), filed with the SEC on July 29, 2011).*

10.12

Form of 2006 Director Option Plan Notice of Stock Option Grant (incorporated by reference to Exhibit 10.45 of Registrant’s Quarterly Report on Form 10-Q (No. 001-33023), filed with the SEC on October 25, 2007).*

10.13

2006 Employee Stock Purchase Plan, as amended and restated on April 28,2009 (incorporated by reference to Exhibit 10.13 of Registrant’s Annual Report on Form 10-K (No. 001-33023), filed with the SEC on February 8, 2011).*

10.14	Riverbed Technology, Inc. Management Bonus Plan (incorporated by reference to Exhibit 10.43 of Registrant’s Quarterly Report on Form 10-Q (No. 001-33023), filed with the SEC on July 30, 2007).*

Exhibit No.	Description

10.15

Amendment to Riverbed Technology, Inc. Management Bonus Plan (incorporated by reference to Exhibit 10.15 of Registrant’s Annual Report on Form 10-K (No. 001-33023), filed with the SEC on February 23, 2009). *

10.16

Riverbed Technology, Inc. 2009 Inducement Equity Incentive Plan (incorporated by reference to Exhibit 10.16 of Registrant’s Annual Report on Form 10-K (No. 001-33023), filed with the SEC on February 8, 2011). *

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

10.24

Forms of agreement under the Riverbed Technology, Inc. 2009 Inducement Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K (No. 001-33023), filed with the SEC on February 20, 2009). *

10.25

Form of 2006 Equity Incentive Plan RSU Agreement (Non-Employee Directors) (incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q (No. 001-33023), filed with the SEC on July 29, 2011). *

21.1	List of subsidiaries.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

Exhibit No.	Description

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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

*	Management contract or compensatory plan or arrangement.
**	Furnished and not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Riverbed Technology, Inc. under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIVERBED TECHNOLOGY, INC.

By:	/S/ JERRY M. KENNELLY
Jerry M. Kennelly, President and Chief Executive Officer
Date: February 10, 2012

RIVERBED TECHNOLOGY, INC.

By:	/S/ RANDY S. GOTTFRIED
Randy S. Gottfried, Chief Financial Officer
Date: February 10, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JERRY M. KENNELLY Jerry M. Kennelly	President, Chief Executive Officer and Chairman (Principal Executive Officer)	February 10, 2012

/S/ RANDY S. GOTTFRIED Randy S. Gottfried	Chief Financial Officer (Principal Financial and Accounting Officer)	February 10, 2012

/S/ MICHAEL BOUSTRIDGE Michael Boustridge	Director	February 10, 2012

/S/ STEVEN MCCANNE Steven McCanne	Director	February 10, 2012

/S/ MARK A. FLOYD Mark A. Floyd	Director	February 10, 2012

/S/ MICHAEL R. KOUREY Michael R. Kourey	Director	February 10, 2012

/S/ MARK LEWIS Mark Lewis	Director	February 10, 2012

/S/ STANLEY J. MERESMAN Stanley J. Meresman	Director	February 10, 2012

Signature	Title	Date

/S/ CHRISTOPHER J. SCHAEPE Christopher J. Schaepe	Director	February 10, 2012

/S/ JAMES R. SWARTZ James R. Swartz	Director	February 10, 2012