Form 10-Q
period 2012-03-31
Riverbed Technology, Inc.
filed 2012-04-30
CIK 1357326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-Q
_____________________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
OR
 ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number: 001-33023
_____________________________________________
Riverbed Technology, Inc.
(Exact name of registrant as specified in its charter)
_____________________________________________

Delaware	03-0448754
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)
199 Fremont Street
San Francisco, California 94105
(Address of Principal Executive Offices including Zip Code)
(415) 247-8800
(Registrant’s Telephone Number, Including Area Code)
_____________________________________________
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
The number of shares of the registrant’s common stock, par value $0.0001, outstanding as of April 19, 2012 was: 158,526,920.

RIVERBED TECHNOLOGY, INC.

Item 1.	Financial Statements

RIVERBED TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of March 31, 2012 and December 31, 2011
(in thousands, except par value)

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$254,296	$215,476
Short-term investments	230,028	254,753
Trade receivables, net of allowances of $1,152 and $1,586 as of March 31, 2012 and December 31, 2011, respectively	71,328	78,016
Inventory	18,877	11,437
Deferred tax assets	19,003	16,783
Prepaid expenses and other current assets	39,579	35,078
Total current assets	633,111	611,543
Long-term investments	130,447	123,134
Fixed assets, net	32,129	29,277
Goodwill	117,626	117,474
Intangibles, net	69,026	68,274
Deferred tax assets, non-current	57,934	56,708
Other assets	24,790	24,789
Total assets	$1,065,063	$1,031,199
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$36,341	$35,341
Accrued compensation and benefits	33,659	61,256
Other accrued liabilities	39,784	42,959
Deferred revenue	130,197	121,131
Total current liabilities	239,981	260,687
Deferred revenue, non-current	39,452	36,248
Other long-term liabilities	24,188	23,200
Total long-term liabilities	63,640	59,448
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value – 30,000 shares authorized, no shares outstanding	—	—
Common stock and additional paid-in capital; $0.0001 par value – 600,000 shares authorized; 158,517 and 157,454 shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	673,139	631,921
Retained earnings	90,065	83,116
Accumulated other comprehensive loss	(1,762)	(3,973)
Total stockholders’ equity	761,442	711,064
Total liabilities and stockholders’ equity	$1,065,063	$1,031,199
See Notes to Condensed Consolidated Financial Statements.

RIVERBED TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three months ended March 31,
	2012	2011
Revenue:
Product	$117,034	$112,152
Support and services	65,379	51,411
Total revenue	182,413	163,563
Cost of revenue:
Cost of product	27,889	23,735
Cost of support and services	18,782	15,220
Total cost of revenue	46,671	38,955
Gross profit	135,742	124,608
Operating expenses:
Sales and marketing	73,815	61,084
Research and development	34,111	28,309
General and administrative	14,634	13,683
Acquisition-related costs	556	—
Total operating expenses	123,116	103,076
Operating income	12,626	21,532
Other income (expense), net	(1,505)	498
Income before provision for income taxes	11,121	22,030
Provision for income taxes	4,172	8,985
Net income	$6,949	$13,045
Net income per common share:
Basic	$0.04	$0.09
Diluted	$0.04	$0.08
Shares used in computing net income per common share:
Basic	157,856	152,034
Diluted	167,510	166,460
See Notes to Condensed Consolidated Financial Statements.

RIVERBED TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three months ended March 31,
	2012	2011
Comprehensive income	$9,159	$13,321
See Notes to Condensed Consolidated Financial Statements.

RIVERBED TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three months ended March 31,
	2012	2011
Operating Activities:
Net income	$6,949	$13,045
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,678	4,760
Stock-based compensation	22,975	21,941
Deferred taxes	(3,243)	(5,017)
Excess tax benefit from employee stock plans	(10,701)	(21,220)
Changes in operating assets and liabilities:
Trade receivables	6,688	(10,501)
Inventory	(7,330)	(347)
Prepaid expenses and other assets	(3,488)	(18,490)
Accounts payable	1,563	(296)
Accrued and other liabilities	(30,219)	2,637
Acquisition-related contingent consideration	235	—
Income taxes payable	10,742	21,679
Deferred revenue	12,270	16,599
Net cash provided by operating activities	15,119	24,790
Investing Activities:
Capital expenditures	(6,649)	(3,338)
Purchase of available for sale securities	(171,496)	(168,242)
Proceeds from maturities of available for sale securities	143,037	112,956
Proceeds from sales of available for sale securities	44,846	23,205
Acquisitions, net of cash and cash equivalents acquired	(6,458)	—
Net cash provided by (used in) investing activities	3,280	(35,419)
Financing Activities:
Proceeds from issuance of common stock under employee stock plans, net of repurchases	8,910	20,338
Payments for repurchases of common stock	(1,408)	—
Excess tax benefit from employee stock plans	10,701	21,220
Net cash provided by financing activities	18,203	41,558
Effect of exchange rate changes on cash and cash equivalents	2,218	293
Net increase in cash and cash equivalents	38,820	31,222
Cash and cash equivalents at beginning of period	215,476	165,726
Cash and cash equivalents at end of period	$254,296	$196,948
See Notes to Condensed Consolidated Financial Statements.

RIVERBED TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
Organization
Riverbed Technology, Inc. was founded on May 23, 2002 and has developed innovative and comprehensive solutions to the fundamental problems associated with IT performance across wide area networks (WANs). Our portfolio of IT performance products enable our customers to simply and efficiently improve the performance of their applications and access to their data over WANs, and provide global application performance, reporting and analytics, application delivery control and cloud storage.
Significant Accounting Policies
Basis of Presentation
The condensed consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated. The accompanying condensed consolidated balance sheet as of March 31, 2012, the condensed consolidated statements of operations for the three months ended March 31, 2012 and 2011, the condensed consolidated statements of comprehensive income for the three months ended March 31, 2012 and 2011, and the condensed consolidated statements of cash flows for the three months ended March 31, 2012 and 2011 are unaudited. The accompanying statements should be read in conjunction with the audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2011.
The accompanying condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (GAAP) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). They do not include all of the financial information and footnotes required by GAAP for complete financial statements. We believe the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments necessary for the fair presentation of our balance sheet as of March 31, 2012, and our results of operations, comprehensive income and cash flows for the three months ended March 31, 2012 and 2011. All adjustments are of a normal recurring nature. The results for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for any subsequent quarter or for the year ending December 31, 2012.
There have been no significant changes in our accounting policies during the three months ended March 31, 2012, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2011.
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
Inventory Valuation
Inventory consists of hardware and related component parts and is stated at the lower of cost (on a first-in, first-out basis) or market. A portion of our inventory relates to evaluation units located at customer locations, as some of our customers test our equipment prior to purchasing. Inventory that is obsolete or in excess of our forecasted demand is written down to its estimated realizable value based on historical usage, expected demand, and with respect to evaluation units, the historical conversion rate, the age of the units, and the estimated loss of utility. Inherent in our estimates of market value in determining inventory valuation are estimates related to economic trends, future demand for our products, the timing of new product introductions and technological obsolescence of our products. Inventory write-downs are recognized as cost of product and amounted to $1.8 million and $1.5 million in the three months ended March 31, 2012 and 2011, respectively.
Service Inventory
We hold service inventory that is used to repair or replace defective hardware reported by our customers who purchase support services. We classify service inventory as Prepaid expenses and other current assets. At March 31, 2012 and December 31, 2011, our service inventory balance was $10.8 million and $9.3 million, respectively.

Stock-Based Compensation
Stock-based awards granted include stock options, restricted stock units (RSUs), and stock purchased under our Employee Stock Purchase Plan (the Purchase Plan). Stock-based compensation cost is measured at the grant date, based on the fair value of the awards, and is recognized as expense over the requisite service period only for those equity awards expected to vest.
The fair value of the RSUs is determined based on the stock price on the date of grant. The fair value of the RSUs is amortized on a straight-line basis over the requisite service period of the awards, which is generally three to four years. We estimated the fair value of stock options and stock purchased under our Purchase Plan, using the Black-Scholes model. This model utilizes the estimated fair value of common stock and requires that, at the date of grant, we use the expected term of the grant, the expected volatility of the price of our common stock, risk-free interest rates and expected dividend yield of our common stock. The fair value is amortized on a straight-line basis over the requisite service periods of the awards, which is generally three to four years for stock options, and six months to two years for options to purchase stock under our Purchase Plan.
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
We consider many factors when assessing the likelihood of future realization of our deferred tax assets, including our recent earning experience by jurisdiction, expectations of future taxable income, and the carryforward periods available to us for tax reporting purposes, as well as other relevant factors. We may establish a valuation allowance to reduce deferred tax assets to the amount we believe is more likely than not to be realized. Due to inherent complexities arising from the nature of our businesses, future changes in income tax law, or variances between our actual and anticipated operating results, we make certain judgments and estimates. Therefore, actual income taxes could materially vary from these estimates.
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
Recoverability of indefinite lived intangible assets is measured by comparison of the carrying amount of the asset to the future discounted cash flow the asset is expected to generate. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired assets. We did not recognize any goodwill or intangible asset impaired charges in the first quarter of 2012.
Business Combinations
In our business combinations, we are required to recognize all the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. Further, acquisition-related costs are recognized separately from the acquisition and expensed as incurred; restructuring costs are generally expensed in periods subsequent to the acquisition date; changes in the estimated fair value of contingent consideration after the initial measurement on the acquisition date are recognized in earnings in the period of the change in estimate; and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period are recognized as a component of provision for taxes. In addition, the fair value of in-process research and development is recorded as an indefinite-lived intangible asset until the underlying project is completed, at which time the intangible asset is amortized over its estimated useful life, or abandoned, at which time the intangible asset is expensed.
Accounting for business combinations requires management to make significant estimates and assumptions, especially at the acquisition date with respect to intangible assets, estimated contingent consideration payments and pre-acquisition contingencies.
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
Derivative Financial Instruments
We use derivative instruments to manage our short-term exposures to fluctuations in foreign currency exchange rates, which exist as part of ongoing business operations. Our general practice is to hedge a majority of transaction exposures denominated in British pounds, euros, and Singapore dollars. These instruments have maturities between one to three months in the future. We do not enter into any derivative instruments for trading or speculative purposes.
We account for our derivative instruments as either assets or liabilities on the balance sheet and carry them at fair value. Gains and losses resulting from changes in fair value are accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting. Derivatives that qualify for hedge accounting are initially included in Accumulated other comprehensive income (loss) and subsequently reclassified into earnings upon the occurrence of the forecasted transactions to which they hedge. Derivatives that do not qualify for hedge accounting are adjusted to fair value each period through earnings.
Concentrations of Risk
Financial instruments that are potentially subject to concentrations of credit risk consist primarily of cash, cash equivalents, marketable securities, and trade receivables. Investment policies have been implemented that limit investments to investment grade securities. The average portfolio maturity is currently less than a year. The risk with respect to trade receivables is mitigated by credit evaluations we perform on our customers and by the diversification of our customer base. One value-added distributor, Arrow Enterprise Computing Solutions, Inc. (Arrow), accounted for 12% and 14% of our trade receivable balance as of March 31, 2012 and December 31, 2011, respectively. Two value-added distributors, Arrow and Avnet, Inc., represented 17% and 10%, respectively, of our revenue for the three months ended March 31, 2012. One value-added distributor, Arrow, represented 14% of our revenue for the three months ended March 31, 2011.
We outsource the production of our inventory to third-party manufacturers. We rely on purchase orders or long-term contracts with our contract manufacturers. At March 31, 2012, we had no long-term contractual commitment with any manufacturer; however, we did have a 90 day commitment totaling $15.4 million.
Recent Accounting Pronouncements
In December 2011, the Financial Accounting Standards Board issued Accounting Standard Update (ASU) No. 2011-11, Balance Sheet (Topic 210) - Disclosures about Offsetting Assets and Liabilities (ASU 2011-11), that requires an entity to disclose additional information about offsetting and related arrangements to enable users of the financial statements to understand the effect of those arrangements on the financial position. ASU 2011-11 will be effective for us in fiscal 2013 and any related disclosures required will be applied retrospectively. We believe that the adoption of ASU 2011-11 may impact future disclosures but will not impact our consolidated financial statements.

2.	ACQUISITIONS
Fiscal 2012 Acquisitions
On January 11, 2012, we entered into an agreement to purchase certain assets of Expand Networks Ltd. (Expand), including its intellectual property, for $6.5 million. We did not purchase the corporate entity of Expand and have not assumed any of Expand's liabilities or obligations. We did not consider this acquisition significant.

Fiscal 2011 Acquisitions
Zeus Technology, Ltd.
In July 2011, we acquired the outstanding securities of Zeus Technology Ltd. (Zeus). The acquisition expanded our products and technology to compete in the virtual application delivery controller (ADC) market. Zeus pioneered the development of software-based highly scalable ADCs that deliver high-performance software-based load balancing and traffic management solutions for virtual and cloud environments. We have included the financial results of Zeus in our consolidated financial statements from the acquisition date.

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
Fair Value of Consideration Transferred
The total acquisition date fair value of the consideration transferred was estimated at $119.1 million, which included the initial payments totaling $105.6 million in cash and a liability of $13.5 million for the acquisition date fair value of the acquisition-related contingent consideration. Any change in the fair value of the acquisition-related contingent consideration subsequent to the acquisition date, including changes from events after the acquisition date, such as changes in our estimate of the bookings targets, will be recognized in earnings in the period the estimated fair value changes. The fair value estimate is based on the probability weighted bookings to be achieved over the Zeus Earn-Out period. Actual achievement of bookings below $25.0 million would reduce the liability to zero and achievement of bookings of $40.0 million or more would increase the liability to $27.0 million. A change in fair value of the acquisition-related contingent consideration could have a material effect on the statement of operations and financial position in the period of the change in estimate.
We estimated the fair value of the acquisition-related contingent consideration using a probability-weighted discounted cash flow model. This fair value measurement is based on significant inputs not observed in the market and thus represents a Level 3 measurement. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect our own assumptions in measuring fair value. The estimated fair value of acquisition-related contingent consideration of $13.5 million included amounts to be distributed directly to shareholders, discounted at 17.5%, but excluded a fair value estimate of $1.7 million to be paid to former employees of Zeus. During the three months ended March 31, 2012, we recorded an expense of $1.1 million in Acquisition-related costs, due to a change in the fair value of acquisition-related contingent consideration to be distributed directly to former Zeus shareholders.
At the acquisition date, we estimated the fair value of an incentive bonus to be paid to the former employees of Zeus (Zeus incentive bonus) to be $1.7 million. This fair value was also estimated using a probability-weighted discounted cash flow model on the achievement of the bookings target. No liability for the Zeus incentive bonus was recorded as of the acquisition date, as this component is considered compensatory and is being recognized as compensation cost in operating expense ratably over the service period from July 20, 2011 to July 31, 2012. As of March 31, 2012, we estimated the fair value of the incentive bonus to be paid to the former employees of Zeus to be $0.9 million. During the three months ended March 31, 2012, we recorded related compensation cost for the incentive bonus to be paid to the former employees of Zeus of $0.2 million.
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
Pursuant to the share purchase agreement with Aptimize we made payments totaling $17.3 million in cash for all of the outstanding securities of Aptimize. In addition, we will potentially make additional payments (acquisition-related contingent consideration) totaling up to $17.0 million in cash to be paid to Aptimize shareholders, based on achievement of certain bookings targets related to Aptimize products for the period from September 1, 2011 through September 30, 2012. During the three months ended March 31, 2012, we recorded a credit of $1.1 million in Acquisition-related costs, due to a change in the fair value of acquisition-related contingent consideration to be distributed directly to former Aptimize shareholders.

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
Acquisition-related Costs
Acquisition-related costs include transaction costs, integration-related costs and changes in the fair value of the acquisition-related contingent consideration. During the three months ended March 31, 2012, we recorded transaction costs and integration-related costs of $0.5 million, related to the acquisition of Expand, and an expense of $1.1 million related to change in fair value of the acquisition-related contingent consideration to be paid directly to the Zeus shareholders, which was offset by a credit of $1.1 million related to change in fair value of the acquisition-related contingent consideration to be paid directly to the Aptimize shareholders.

3.	NET INCOME PER COMMON SHARE
Basic net income per common share is computed by dividing net income by the weighted average number of vested common shares outstanding during the period. Diluted net income per common share is computed by giving effect to all potential dilutive common shares, including stock awards. The following table sets forth the computation of net income per share:

	Three months ended March 31,
(in thousands, except per share data)	2012	2011
Net income	$6,949	$13,045
Weighted average common shares outstanding - basic	157,856	152,034
Dilutive effect of employee stock plans	9,654	14,426
Weighted average common shares outstanding - diluted	167,510	166,460
Basic net income per share	$0.04	$0.09
Diluted net income per share	$0.04	$0.08
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
The following weighted average outstanding options were excluded from the computation of diluted net income per common share for the periods presented because including them would have had an anti-dilutive effect:

	Three months ended March 31,
(in thousands)	2012	2011
Total potential anti-dilutive shares of common stock	4,216	1,114

4.	FAIR VALUE OF ASSETS
As of March 31, 2012, the fair value measurements of our cash, cash equivalents and investments and acquisition-related contingent consideration consisted of the following:

(in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Corporate bonds and notes	$70,789	$—	$70,789	$—
U.S. government-sponsored enterprise obligations	87,656	—	87,656	—
Money market funds	24,664	24,664	—	—
FDIC-backed certificates of deposit	480	—	480	—
Cash	70,707	—	—	—
Total cash and cash equivalents	$254,296	$24,664	$158,925	$—
Corporate bonds and notes	$65,358	$—	$65,358	$—
U.S. government backed securities	19,038	19,038	—	—
U.S. government-sponsored enterprise obligations	266,505	—	266,505	—
FDIC-backed certificates of deposit	9,574	—	9,574	—
Total investments	$360,475	$19,038	$341,437	$—
Derivative asset	$179	$—	$179	$—
Liabilities:
Acquisition-related contingent consideration	$16,117	$—	$—	$16,117
As of December 31, 2011, the fair value measurements of our cash, cash equivalents and investments consisted of the following:

(in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Corporate bonds and notes	$18,000	$—	$18,000	$—
U.S. government-sponsored enterprise obligations	12,649	—	12,649	—
Money market funds	57,702	57,702	—	—
FDIC-backed certificates of deposit	481	—	481	—
Cash	126,644	—	—	—
Total cash and cash equivalents	$215,476	$57,702	$31,130	$—
Corporate bonds and notes	$95,104	$—	$95,104	$—
U.S. government backed securities	16,106	16,106	—	—
U.S. government-sponsored enterprise obligations	255,180	—	255,180	—
FDIC-backed certificates of deposit	11,497	—	11,497	—
Total investments	$377,887	$16,106	$361,781	$—
Liabilities:
Acquisition-related contingent consideration	$15,898	$—	$—	$15,898

The following tables present the gross unrealized gains and gross unrealized losses as of March 31, 2012 and December 31, 2011:

(in thousands)	Fair Value	Unrealized Gains	Unrealized Losses
Corporate bonds and notes	$43,913	$71
Corporate bonds and notes	21,445		(18)
U.S. government backed securities	7,043	8
U.S. government backed securities	11,995		(3)
U.S. government-sponsored enterprise obligations	129,045	77
U.S. government-sponsored enterprise obligations	137,460		(81)
FDIC-backed certificates of deposit	8,133	1
FDIC-backed certificates of deposit	1,441		(1)
Total investments at March 31, 2012	$360,475	$157	$(103)
Corporate bonds and notes	$60,553	$36
Corporate bonds and notes	34,551		(30)
U.S. government backed securities	15,083	21
U.S. government backed securities	1,023		(1)
U.S. government-sponsored enterprise obligations	138,816	79
U.S. government-sponsored enterprise obligations	116,364		(49)
FDIC-backed certificates of deposit	9,816	1
FDIC-backed certificates of deposit	1,681		(1)
Total investments at December 31, 2011	$377,887	$137	$(81)
We have evaluated our investments as of March 31, 2012 and have determined that no investments with unrealized losses are other-than-temporarily impaired. No investments have been in a continuous loss position greater than one year.
Cash, Cash Equivalents and Investments
Cash and cash equivalents consist primarily of highly liquid investments in money market mutual funds, government-sponsored enterprise obligations, treasury bills, commercial paper and other money market securities with remaining maturities at date of purchase of 90 days or less. The carrying value of cash and cash equivalents at March 31, 2012 and December 31, 2011 was $254.3 million and $215.5 million, respectively. The carrying value approximates fair value at March 31, 2012 and December 31, 2011.
Investments, which are classified as available for sale at March 31, 2012, are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. Investments consist of government-sponsored enterprise obligations, treasury bills, FDIC-backed certificates of deposit and corporate bonds and notes. The fair value of our investments is determined as the exit price in the principal market in which we would transact. Level 1 instruments are valued based on quoted market prices in active markets and include treasury bills and money market funds. Level 2 instruments are valued based on quoted prices in markets that are not active, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency and include corporate bonds and notes, municipal bonds, government-sponsored enterprise obligations and FDIC-backed certificates of deposit. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect our own assumptions in measuring fair value. As of March 31, 2012 and December 31, 2011 we had no investments valued as Level 3 instruments. As of March 31, 2012 and December 31, 2011, the investments are recorded at amortized cost, which approximates fair market value. Generally, our investments have maturity dates up to two years from our date of purchase and active markets for these investments exist.
Restricted Cash
Restricted cash primarily represents collateralized letters of credit established in connection with lease agreements for our facilities. Current restricted cash totaled $1.1 million as of March 31, 2012 and December 31, 2011. Current restricted cash is included in Prepaid expenses and other current assets in the consolidated balance sheet. Long-term restricted cash totaled $6.8 million and $6.0 million at March 31, 2012 and December 31, 2011, respectively. Long-term restricted cash is included in Other assets in the consolidated balance sheets and consists primarily of funds held as collateral for letters of credit for the security deposit on the leases of our corporate headquarters.

Fair Value of Derivative Instruments
We use derivative instruments to partially offset our market exposures to fluctuations in certain foreign currency exchange rates, which exist as part of ongoing business operations. These derivatives are considered level 3 instruments. Derivative assets are included in Prepaid expenses and other current assets in the consolidated balance sheet. Refer to Note 10 for additional derivative financial instrument disclosure.
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
The change in the acquisition-related contingent consideration liability consisted of the following:

(in thousands)	March 31, 2012	December 31, 2011
Beginning balance	$15,898	$—
Acquisition date fair value measurement	—	14,573
Acquisition-related compensation costs	191	816
Adjustments to fair value measurement	28	509
Ending balance	$16,117	$15,898

5.	INVENTORY
Inventories consist primarily of hardware and related component parts and evaluation units located at customer locations, and are stated at the lower of cost (on a first-in, first-out basis) or market. Inventory is comprised of the following:

(in thousands)	March 31, 2012	December 31, 2011
Raw materials	1,939	1,405
Finished goods	14,122	7,241
Evaluation units	2,816	2,791
Total inventory	$18,877	$11,437

6.	GOODWILL
Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets. We consider the acquired businesses additions to our product portfolio and not additional reporting units or operating segments. We record goodwill adjustments pursuant to changes to net assets acquired during the measurement period, which is generally up to one year from the date of acquisition. A portion of the goodwill associated with the acquisitions of Global Protocols, LLC, Zeus and Aptimize, will be deductible for income tax purposes.
The change in goodwill consisted of the following:

(in thousands)
Balance as of December 31, 2011	$117,474
Additions resulting from acquisitions	152
Balance as of March 31, 2012	$117,626

7.	DEFERRED REVENUE
Deferred revenue consisted of the following:

(in thousands)	March 31, 2012	December 31, 2011
Product	$3,704	$6,888
Support and services	165,945	150,491
Total deferred revenue	$169,649	$157,379
Reported as:
Deferred revenue, current	$130,197	$121,131
Deferred revenue, non-current	39,452	36,248
Total deferred revenue	$169,649	$157,379
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
We lease our facilities under non-cancelable operating lease agreements. Future minimum commitments for these operating leases in place as of March 31, 2012 with a remaining non-cancelable lease term in excess of one year are as follows:

(in thousands)
2012 (the nine months ending December 31)	$7,600
2013	10,697
2014	13,092
2015	14,314
2016	14,004
2017 and thereafter	84,653
Total	$144,360
The terms of certain lease agreements provide for rental payments on a graduated basis. We recognize rent expense on a straight-line basis over the lease period and have accrued for rent expense incurred but not paid. Rent expense under operating leases was $3.1 million and $2.3 million for the three months ended March 31, 2012 and 2011, respectively.
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

10.	DERIVATIVE FINANCIAL INSTRUMENTS

We use derivative instruments to partially offset our market exposures to fluctuations in certain foreign currency exchange rates, which exist as part of ongoing business operations. Our general practice is to hedge a majority of transaction exposures denominated in euros, British pounds, and Singapore dollars. These instruments have maturities between one to three months in the future. We do not enter into derivative instrument transactions for trading or speculative purposes.
Foreign currency contracts designated as cash flow hedges
We utilize foreign currency forward contracts to hedge certain forecasted foreign currency transactions relating to cost of service and operating expense. These contracts are designated and documented as cash flow hedges at their inception. All changes in time value are excluded from the cash flow hedge and recorded to Other income (expense) in the period incurred. The effective portion of derivative's gains or losses on these hedges is initially included in Accumulated other comprehensive income (loss) and is subsequently reclassified into the cost of service or operating expense, to which the hedged transaction relates, upon the occurrence of the forecasted transaction. We record any ineffectiveness of the hedging instruments in Other income (expense), net in our condensed consolidated financial statements in the period incurred. No ineffectiveness was recorded during the three months ended March 31, 2012.
The notional amount of these contracts was $16.3 million at March 31, 2012 and zero at December 31, 2011. Outstanding contracts are recognized as either assets or liabilities on the balance sheet at fair value. The amount remaining in Accumulated other comprehensive income (loss) as of March 31, 2012 was not significant and is expected to be recognized into earnings within the next three months.
Derivatives not designated as hedging instruments
We use foreign currency forward contracts to reduce the variability in gains and losses generated from the re-measurement of certain monetary assets and liabilities denominated in foreign currencies. These hedges do not qualify for hedge accounting treatment. These derivatives are carried at fair value with gains and losses recognized as Other income (expense), net. Changes in the fair value of the derivatives are largely offset within the consolidated statement of operations by re-measurement of the underlying assets and liabilities. We had $3.7 million in derivative instruments that were non-designated hedges at March 31, 2012 and zero at December 31, 2011.

Fair Value of Derivative Instruments

The fair value of derivative instruments in our condensed consolidated balance sheet was as follows as of March 31, 2012:

(in thousands)	March 31, 2012
Derivative assets:
Foreign currency contracts designated as cash flow hedges	$22
Derivatives not designated as hedging instruments	157
Total Derivative assets	$179
The effects of derivatives designated as hedging instruments on our condensed consolidated statements of operations were as follows for the three months ended March 31, 2012:

Three months ended March 31,
(in thousands)	2012
Amount of Gain (Loss) Recognized in Accumulated OCI on Derivatives (Effective Portion)	$399
Amount and Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Cost of support and services	(44)
Sales and Marketing	(264)
Research and Development	(16)
General and Administrative	(52)
Total	$(376)
Amount and Location of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Other income (expense), net	$2

The effects of derivatives not designated as hedging instruments on our condensed consolidated statements of operations were as follows for the three months ended March 31, 2012:

Three months ended March 31,
(in thousands)	2012
Amount and Location of Gain (Loss) Recognized in Income on Derivative
Other income (expense), net	$144

11.	COMMON STOCK
Stock-Based Compensation Expense
The following table summarizes stock-based compensation expense for stock options, RSUs and the Purchase Plan recorded in our condensed consolidated statement of operations for the three months ended March 31, 2012 and 2011:

	Three months ended March 31,
(in thousands)	2012	2011
Cost of product	$215	$220
Cost of support and services	1,583	1,521
Sales and marketing	9,251	8,573
Research and development	7,178	6,575
General and administrative	4,748	5,052
Total	$22,975	$21,941
Share-Based Payments Valuation Assumptions
The fair value of options granted was estimated at the date of grant using the following assumptions:

	Three months ended March 31,
	2012	2011
Employee Stock Options
Expected life in years	4.2	4.2
Risk-free interest rate	0.7%	1.8%
Volatility	66%	62%
Weighted average fair value of grants	$14.04	$19.23

Stock Options
As of March 31, 2012, total compensation cost related to stock options granted to employees and directors but not yet recognized was $49.5 million, net of estimated forfeitures. This cost will be recognized on a straight-line basis over the remaining weighted-average service period. Amortization in the three months ended March 31, 2012 and 2011 was $6.3 million and $9.2 million, respectively.
As of March 31, 2012, 8,224,000 shares were available for grant under the 2006 Equity Incentive Plan. As of March 31, 2012, 2,652,000 shares were available for grant under the 2006 Director Option Plan. As of March 31, 2012, 984,000 shares were available for grant under the 2009 Inducement Equity Incentive Plan.
Stock Purchase Plan
As of March 31, 2012, there was $17.2 million of total compensation cost, net of estimated forfeitures, left to be amortized under our Purchase Plan, which will be amortized over the remaining Purchase Plan offering period. Amortization in the three months ended March 31, 2012 and 2011 was $2.9 million and $1.9 million, respectively.
As of March 31, 2012, 2,586,000 shares were available under the Purchase Plan.
Restricted Stock Units
As of March 31, 2012, total unrecognized compensation cost related to non-vested RSUs to employees and directors was $101.4 million, net of estimated forfeitures. This cost will be recognized over the remaining weighted-average service period. Amortization in the three months ended March 31, 2012 and 2011 was $13.8 million and $10.8 million, respectively.
Share Repurchase Program
On August 19, 2011, our Board of Directors authorized a Share Repurchase Program (the Program), which authorizes us to repurchase up to $150.0 million of our outstanding common stock. The Program does not require us to purchase a minimum number of shares, and may be suspended, modified or discontinued at any time without prior notice. For the three months ended March 31, 2012, we repurchased 57,336 shares of common stock under this Program on the open market for an aggregate purchase price of $1.4 million, or a weighted average of $24.54 per share. The timing and amounts of these purchases were based on market conditions and other factors, including price, regulatory requirements and capital availability. The share repurchases were financed by available cash balances and cash from operations. The maximum dollar value of shares of common stock that remain available for purchase under the Program is $113.6 million.
For the three months ended March 31, 2011, no shares of common stock were repurchased under a Share Repurchase Program.

12.	INCOME TAXES
Our effective tax rate was 37.5% and 40.8% for the three months ended March 31, 2012 and 2011, respectively. Our income tax provision consists of federal, foreign, and state income taxes. The provision for income taxes for the three months ended March 31, 2012 and 2011 was $4.2 million, and $9.0 million, respectively.
Our effective tax rate differs from the federal statutory rate due to state taxes and significant permanent differences. Significant permanent differences arise primarily from taxes in foreign jurisdictions with a tax rate different than the U.S. federal statutory rate, stock-based compensation expense, and the amortization of deferred tax charges related to our intercompany sale of intellectual property rights.

13.	SEGMENT INFORMATION
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our Chief Executive Officer. While our Chief Executive Officer evaluates the financial information for certain of our product lines, the information for all product lines is aggregated for analysis on a consolidated level as the primary basis for the allocation of resources and assessment of financial results. Accordingly, the consolidated business is considered to be one operating segment.

Revenue by geography is based on the billing address of the customer. The following table sets forth revenue by geographic area.
Revenue

	Three months ended March 31,
(in thousands)	2012	2011
United States	$96,177	$90,339
Europe, Middle East and Africa	50,538	39,049
Rest of the World	35,698	34,175
Total revenue	$182,413	$163,563

14.	LEGAL MATTERS
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
From time to time, we are involved in various legal proceedings, claims and litigation arising in the ordinary course of business. There are no currently pending legal proceedings at March 31, 2012 that, in the opinion of management, would have a material adverse effect on our financial position, results of operations or cash flows.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q. The information in this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Such forward-looking statements include statements related to: our business and strategy, trends affecting our business and financial results, international expansion plans, direct and indirect sales plans and strategies, growth of our revenue, costs and expenses (including sales and marketing expenses), gross margins, our share repurchase program, our acquisitions, and the effect of fluctuations in exchange rates and our hedging activities on our financial results. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. For example, words such as “may,” “will,” “could,” “should,” “estimates,” “predicts,” “potential,” “continue,” “strategy,” “believes,” “anticipates,” “plans,” “expects,” “intends” and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those discussed elsewhere in this Form 10-Q in the section titled “Risk Factors” and the risks discussed in our other SEC filings. We disclaim any obligation to publicly release any revisions or updates to the forward-looking statements after the date of this Form 10-Q.

Overview
We were founded in May 2002 by experienced industry leaders with a vision to improve the performance of wide-area distributed computing. Having significant experience in caching technology, our executive management team understood that existing approaches failed to address adequately all of the root causes of this poor performance. We determined that these performance problems could be best solved by simultaneously addressing inefficiencies in software applications and wide-area networks (WANs) as well as insufficient or unavailable bandwidth. This innovative approach served as the foundation of the development of our products. We began commercial shipments of our products in May 2004 and have since sold our products to over 18,000 customers worldwide. We currently offer several product lines including Steelhead appliances directed at the WAN optimization market, Cascade products in the network performance management (NPM) market, our Stingray product line, which competes in the virtual application delivery controller (ADC) market, and our Whitewater cloud storage gateway directed at the cloud back-up and disaster recovery solution market.

We are headquartered in San Francisco, California. Our personnel are located throughout the U.S. and in more than thirty countries worldwide. We expect to continue to add personnel in the U.S. and internationally to provide additional geographic sales, research and development, general and administrative and technical support coverage.

The Riverbed Strategy
Our goal is to establish our solutions as the preeminent performance and efficiency standard for organizations relying on wide-area distributed computing. Key elements of our strategy include:
Build a unified performance platform - Riverbed is the performance company. Our vision is to give customers the tools to create the highest performing IT environment possible, enabling users everywhere to be more productive while giving IT teams greater control over their enterprises' technology resources. Our vision focuses on the intersection of applications, networks, and storage, and brings customers a single, unified view of performance in their distributed environment.
Maintain and extend our technological advantages - We believe that we offer the broadest ability to enable rapid, reliable access to applications and data for our customers. We intend to enhance our position as a leader and innovator in the WAN optimization market. We also intend to continue to sell new capabilities, such as our new cloud solutions, into our installed base. Continuing investments in research and development are critical to maintaining our technological advantage.
Enhance and extend our product lines - We plan to introduce enhancements to our product capabilities in order to address our customers’ size and application requirements. We also plan to introduce new products to extend our market and utilize our technology platform to extend our capabilities.
Extend our technology partner ecosystem - We plan to enhance our product capabilities via integration of partner technologies, in particular by increasing the selection of third-party applications on the Riverbed Services Platform and Virtual Services Platform.
Increase market awareness - To generate increased demand for our products, we will continue promoting our brand and the effectiveness of our comprehensive IT performance solutions.
Scale our sales force and distribution channels - Growth in revenue and increase in market share are key goals for us. We intend to expand our direct sales force and leverage our indirect channels to extend our geographic reach and market penetration. We sell our products directly through our sales force and indirectly through channel partners. We derived 94% of our revenue through indirect channels in the first three months of 2012. We intend to expand our direct sales force and leverage our indirect channels to extend our geographic reach and market penetration.

Enhance and extend our support and services capabilities - On an ongoing basis, we plan to enhance and extend our support and services capabilities to continue to support our growing global customer base.

Major Trends Affecting Our Financial Results
Company outlook
We believe that our current value proposition, which enables customers to improve the performance of their applications and access to their data across WANs, while also offering the ability to simplify IT infrastructure and realize significant capital and operating cost savings, should allow us to continue to grow our business. Our product revenue growth rate will depend significantly on continued growth in the WAN optimization, NPM and the virtual ADC markets, and our ability to continue to attract new customers in those markets and generate additional sales from existing customers. Our growth in support and services revenue is dependent upon increasing the number of products under support contracts, which is dependent on both growing our installed base of customers and renewing existing support contracts. Our future profitability and rate of growth will be directly affected by the continued acceptance of our products in the marketplace, as well as the timing and size of orders, product mix, average selling prices and costs of our products and general economic conditions. Our ability to achieve profitability in the future will also be affected by the extent to which we must incur additional expenses to expand our sales, support, marketing, development, and general and administrative capabilities to grow our business. The largest component of our expenses is personnel costs. Personnel costs consist of salaries, benefits and incentive compensation for our employees, including commissions for sales personnel and stock-based compensation.
Revenue
Our revenue has grown rapidly since we began shipping products in May 2004, increasing from $2.6 million in 2004 to $726.5 million in 2011. Revenue grew by 12% in the three months ended March 31, 2012 to $182.4 million from $163.6 million in the three months ended March 31, 2011. We believe that our revenue growth in 2010 and 2011, is a positive sign that our products have a significant value proposition to our customers and that the markets that we compete in are still expanding.
Costs and Expenses
Operating expenses consist of sales and marketing, research and development, general and administrative expenses, and acquisition-related costs. Personnel-related costs, including stock-based compensation, are the most significant component of each of these expense categories. As of March 31, 2012, we had 1,674 employees, an increase of 25% from 1,336 employees at March 31, 2011. The increase in employees is the most significant driver behind the increase in costs and operating expenses from the three months ended March 31, 2011 to the three months ended March 31, 2012. The increase in employees was required to support our increased revenue and is due, in part, by our acquisitions during the period. The timing and number of additional hires has and could materially affect our operating expenses, both in absolute dollars and as a percentage of revenue, in any particular period.
Stock-based Compensation Expense
Stock-based compensation expense and related payroll taxes were $23.7 million and $24.1 million in the three months ended March 31, 2012 and 2011, respectively. We expect to continue to incur significant stock-based compensation expense and anticipate further growth in stock-based compensation expense as our employee base grows because we expect stock-based compensation to continue to play an important part in the overall compensation structure for our employees.

Stock-based compensation expense and related payroll tax was as follows:

(in thousands)	Three months ended March 31,
	2012	2011
Cost of product	$254	$268
Cost of support and services	1,643	1,712
Sales and marketing	9,503	9,560
Research and development	7,364	7,306
General and administrative	4,898	5,254
Total stock-based compensation expense and related payroll taxes	$23,662	$24,100
Acquisitions

During the three months ended March 31, 2012, we entered into an agreement to purchase certain assets of Expand Networks Ltd. (Expand), including its intellectual property for $6.5 million.
During fiscal 2011, we acquired two companies to expand our product offerings. The results of operations of these companies are included in our condensed consolidated results for the period subsequent to the acquisition date. In the three months ended March 31, 2012, we recognized $6.6 million in revenue, from the sale of these acquired companies’ products and services and we recognized $11.6 million of operating expenses, which included $2.7 million of acquisition-related intangible amortization, $0.8 million of stock-based compensation costs and $0.8 million of acquisition-related costs, including retention bonuses.

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
The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following: revenue recognition, accounting for business combinations, stock-based compensation, accounting for income taxes, inventory valuation and allowances for doubtful accounts. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our year ended December 31, 2011 for a more complete discussion of our critical accounting policies and estimates including revenue recognition, accounting for business combinations, goodwill, intangible assets and impairment assessments, stock-based compensation, accounting for income taxes, inventory valuation and allowances for doubtful accounts. Our critical accounting policies have been discussed with the Audit Committee of the Board of Directors. We believe there have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2012, compared to those discussed in our Form 10-K for the year ended December 31, 2011.

Results of Operations
Revenue
We derive our revenue from sales of our appliances and software licenses and from support and services. Product revenue primarily consists of revenue from sales of our Steelhead, Cascade, Stingray and Whitewater products and is typically recognized upon delivery. Support and services revenue includes unspecified software license updates and product support. Support revenue is recognized ratably over the contractual period, which is typically one year. Service revenue includes professional services and training, which to date has not been significant, and is recognized as the services are performed.

	Three months ended March 31,
(in thousands)	2012	2011
Total Revenue	$182,413	$163,563
Total Revenue by Type:
Product	$117,034	$112,152
Support and services	$65,379	$51,411
% Revenue by Type:
Product	64%	69%
Support and services	36%	31%
Total Revenue by Geography:
United States	$96,177	$90,339
Europe, Middle East and Africa	$50,538	$39,049
Rest of the World	$35,698	$34,175
% Revenue by Geography:
United States	53%	55%
Europe, Middle East and Africa	28%	24%
Rest of the World	19%	21%
Total Revenue by Sales Channel:
Direct	$10,815	$8,798
Indirect	$171,598	$154,765
% Revenue by Sales Channel:
Direct	6%	5%
Indirect	94%	95%
Quarter Ended March 31, 2012 Compared to the Quarter Ended March 31, 2011: Product revenue increased by 4.4% in the three months ended March 31, 2012 as compared to the three months ended March 31, 2011, due to an increase in unit volume from increasing sales to existing customers and the addition of new customers through acquisitions. We believe the market for our products has grown due to increased market awareness of WAN optimization, NPM and ADC and an increase in distributed organizations, which increases dependence on timely access to data and applications. As of March 31, 2012, our products have been sold to over 18,000 customers, compared to 13,000 customers as of March 31, 2011.
Substantially all of our customers purchase support when they purchase our products. Support and services revenue increased 27.2% in the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. As our customer base grows, we expect our revenue generated from support and services to increase.
In the three months ended March 31, 2012, we derived 94% of our revenue from indirect channels compared to 95% for the three months ended March 31, 2011. We expect indirect channel revenue to continue to be a substantial majority of our revenue.
We generated 47% of our revenue in the three months ended March 31, 2012 from international locations, compared to 45% in the three months ended March 31, 2011. We continue to expand into international locations and introduce our products in new markets and expect international revenue to increase in dollar amount over time.

Cost of Revenue and Gross Margin
Cost of product revenue consists of the costs of the appliance hardware, manufacturing, shipping and logistics costs, expenses for inventory obsolescence, warranty obligations, transportation costs and amortization of acquisition-related intangibles. We utilize third parties to assist in the design of and to manufacture our appliance hardware, embed our proprietary software and perform shipping logistics. Cost of support and service revenue consists of personnel costs of technical support and professional services personnel, spare parts and logistics services. As we expand internationally and into other sectors, we may incur additional costs to conform our products to comply with local laws or local product specifications. In addition, as we expand internationally, we will continue to hire additional technical support personnel to support our growing international customer base.
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

	Three months ended March 31,
(in thousands)	2012	2011
Revenue:
Product	$117,034	$112,152
Support and services	65,379	51,411
Total revenue	182,413	163,563
Cost of revenue:
Cost of product	27,889	23,735
Cost of support and services	18,782	15,220
Total cost of revenue	46,671	38,955
Gross profit:	$135,742	$124,608
Gross margin for product	76%	79%
Gross margin for support and services	71%	70%
Total gross margin	74%	76%
Quarter Ended March 31, 2012 Compared to the Quarter Ended March 31, 2011: The total cost of product revenue increased $4.2 million, or 17.5%, in the three months ended March 31, 2012 compared to the three months ended March 31, 2011. The cost of product sold decreased $1.0 million, or 5.9%, offset by an increase in amortization of acquisition-related intangible assets of $2.1 million, increased expense from shipping costs of $1.2 million, primarily due to expedited shipments to stock new products at our logistics centers, and $0.6 million due to increased cost of hard drives due to supply chain disruptions from flooding in Thailand during the latter half of 2011. We expect the increase in cost of hard drives to be lower in the second half of 2012 but still higher than the prices that existed before the flooding in Thailand. We opened a new logistics center in the Asia Pacific region in the three months ended March 31, 2012, which accounted for $0.2 million of the increase in cost of revenue. We expect similar costs going forward as a result of opening this logistics center.
Cost of support and services revenue increased $3.6 million, or 23.4%, as we added more technical support headcount domestically and abroad to support our growing customer base. Technical support and services headcount was 209 employees, as of March 31, 2012 compared to 176 employees as of March 31, 2011.
Gross margins decreased slightly to 74% in the three months ended March 31, 2012 as compared to 76% in the three months ended March 31, 2011. Product gross margins decreased to 76% in the three months ended March 31, 2012 from 79% in the three months ended March 31, 2011 as a result of an increase in amortization of acquisition-related intangible assets and increased shipping costs related to new product introductions during the quarter. Gross margins for support and services increased slightly to 71% due to the elimination of certain redundant transportation and warehousing costs as we converted to a new logistics provider.
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

	Three months ended March 31,
($ in thousands)	2012	2011
Sales and marketing expenses	$73,815	$61,084
Percent of total revenue	40%	37%
Quarter Ended March 31, 2012 Compared to the Quarter Ended March 31, 2011: Sales and marketing expenses increased by $12.7 million, or 20.8%, in the three months ended March 31, 2012 compared to the three months ended March 31, 2011, primarily due to increases in personnel costs of $6.2 million. The increase in personnel costs, which include salaries, commissions, bonuses and related benefits and stock-based compensation, was primarily due to headcount increasing to 778 employees, as of March 31, 2012 from 601 employees as of March 31, 2011. The sales and marketing expense is further attributed to increased marketing-related activities of $2.0 million. Intangibles amortization and acquisition-related bonuses contributed $1.3 million and $0.7 million, respectively, to the increase in sales and marketing expense.
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

	Three months ended March 31,
($ in thousands)	2012	2011
Research and development expenses	$34,111	$28,309
Percent of total revenue	19%	17%
Quarter Ended March 31, 2012 Compared to the Quarter Ended March 31, 2011: R&D expenses increased by $5.8 million, or 20.5%, in the three months ended March 31, 2012 compared to the three months ended March 31, 2011, primarily due to increases in personnel costs of $3.5 million, acquisition-related bonus of $0.7 million, and facilities and information technology costs of $0.5 million. The increase in personnel costs, which include salaries, bonuses and related benefits and stock-based compensation, was primarily due to headcount increasing to 471 employees, as of March 31, 2012 from 377 employees as of March 31, 2011. In addition, during the three months ended March 31, 2012, we continued to record legal fees pursuant to the Silver Peak Systems litigation to R&D expenses, which may become more significant in future periods.

General and Administrative Expenses
General and administrative (G&A) expenses consist primarily of compensation for personnel and facilities costs related to our executive, finance, human resources, information technology and legal organizations, and fees for professional services. Professional services include legal, audit and information technology consulting costs.

	Three months ended March 31,
($ in thousands)	2012	2011
General and administrative expenses	$14,634	$13,683
Percent of total revenue	8%	8%
Quarter Ended March 31, 2012 Compared to the Quarter Ended March 31, 2011: G&A expenses increased by $1.0 million, or 7.0%, in the three months ended March 31, 2012 compared to the three months ended March 31, 2011, primarily due to a $0.2 million increase in both personnel costs and information technology costs. The increase in personnel costs, which include salaries, bonuses and related benefits and stock-based compensation, was primarily due to headcount increasing to 187 employees, as of March 31, 2012 from 153 employees as of March 31, 2011.
Acquisition-Related Costs
Acquisition-related costs include changes in the fair value of the acquisition-related contingent consideration, transaction costs and integration-related costs. The acquisition-related costs recorded in the three months ended March 31, 2012 included an increase of $1.1 million in the fair value of the acquisition-related contingent consideration for Zeus and a decrease of $1.1 million in the fair value of the acquisition-related contingent consideration for Aptimize. In addition, we recorded $0.5 million of transaction and integration costs related to the acquisition of the Expand assets in the first quarter of 2012.
There were no acquisition-related costs recorded in the three months ended March 31, 2011.

Other Income (Expense), Net
Other income (expense), net consists primarily of interest income on our cash and investments, interest expense, and foreign currency exchange gains and losses. Cash has historically been invested in highly liquid investments such as time deposits held at major banks, commercial paper, U.S. government agency discount notes, money market mutual funds and other money market securities with average portfolio maturities at the date of purchase less than two years.

	Three months ended March 31,
(in thousands)	2012	2011
Interest income	$389	$442
Other	(1,894)	56
Total other income (expense), net	$(1,505)	$498
Quarter Ended March 31, 2012 Compared to the Quarter Ended March 31, 2011: Other income (expense), net decreased $2.0 million in the three months ended March 31, 2012 compared to the three months ended March 31, 2011, primarily due to increased foreign exchange losses related to the revaluation of certain acquisition-related assets and liabilities. Weighted average interest rates applicable to our cash and investment balances decreased to 0.3% in the three months ended March 31, 2012 compared to 0.4% in the three months ended March 31, 2011.
Provision for Income Taxes
The provision for income taxes for the three months ended March 31, 2012 and 2011 was $4.2 million and $9.0 million, respectively. Our income tax provision consists of federal, foreign, and state income taxes. Our effective tax rate was 37.5% and 40.8% for the three months ended March 31, 2012 and 2011, respectively.
Our effective tax rate differs from the federal statutory rate due to state taxes and significant permanent differences. Significant permanent differences arise primarily from taxes in foreign jurisdictions with a tax rate different than the U.S. federal statutory rate, stock-based compensation expense, and the amortization of deferred tax charges related to our intercompany sale of intellectual property rights.
Our effective tax rate for the three months ended March 31, 2012 is lower when compared to the same period in the prior year primarily due to more of our net income in 2012 being earned in jurisdictions with lower tax rates, offset by lower R&D tax credit benefits due to the expiration of the federal R&D tax credit as of December 31, 2011, which had not been renewed as of March 31, 2012.
Our effective tax rate in 2012 and in future periods may fluctuate on a quarterly basis. The effective tax rate could be affected by the geographic distribution of our worldwide earnings or losses, our stock-based compensation expense, changes in the valuation of our deferred tax assets, changes in actual results versus our estimates, or changes in tax laws, regulations, accounting principles, or interpretations thereof.
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

We are subject to income tax in the U.S. as well as numerous state and foreign jurisdictions. Generally, our U.S. and state income tax returns for all tax years since inception remain open to examination. In addition, we file tax returns in multiple foreign taxing jurisdictions. In our most significant foreign jurisdictions, the United Kingdom and Singapore, the open tax years range from 2007 to 2011.

Liquidity and Capital Resources

(in thousands)	March 31, 2012	December 31, 2011
Working capital	$393,130	$350,856
Cash and cash equivalents	$254,296	$215,476
Short and long-term investments	$360,475	$377,887

	Three months ended March 31,
(in thousands)	2012	2011
Cash provided by operating activities	$15,119	$24,790
Cash provided by (used in) investing activities	$3,280	$(35,419)
Cash provided by financing activities	$18,203	$41,558
Cash and Cash Equivalents
Cash and cash equivalents consist of money market mutual funds, government-sponsored enterprise obligations, treasury bills, commercial paper and other money market securities with remaining maturities at date of purchase of 90 days or less.
Short and long-term investments consist of government-sponsored enterprise obligations, municipal bonds, treasury bills and corporate bonds and notes. The fair value of investments is determined as the exit price in the principal market in which we would transact. The fair value of our investments has not materially fluctuated from historical cost. The accumulated unrealized losses, net of tax, on investments recognized in accumulated other comprehensive loss in our stockholders’ equity as of March 31, 2012 is $0.2 million.
Cash and cash equivalents, short-term investments and long-term investments increased by $21.4 million in the three months ended March 31, 2012 to $614.8 million.
Restricted cash primarily represents collateralized letters of credit established in connection with lease agreements for our facilities. Current restricted cash, which is included in the Prepaid expenses and other current assets in the condensed consolidated balance sheets, totaled $1.1 million at March 31, 2012 and December 31, 2011. Long-term restricted cash totaled $6.8 million at March 31, 2012 and $6.0 million at December 31, 2011. Long-term restricted cash is included in Other assets in the condensed consolidated balance sheets and consists primarily of funds held as collateral for letters of credit for the security deposit on the leases of our corporate headquarters.
Since the fourth quarter of 2004, we have expanded our operations internationally. Our sales contracts are principally denominated in U.S. dollars and therefore changes in foreign exchange rates have not materially affected our cash flows from operations. As we fund our international operations, our cash and cash equivalents are affected by changes in exchange rates. In 2011, we concluded acquisitions in international locations that increased our exposure to fluctuations in foreign currency exchange rates on certain foreign currency denominated assets and liabilities. During the three months ended March 31, 2012, we settled some of these foreign currency denominated assets and liabilities. To date, the foreign currency effect on our cash and cash equivalents has not been material.

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
Cash provided by operating activities was $15.1 million in the three months ended March 31, 2012, a decrease of $9.7 million compared to $24.8 million in the three months ended March 31, 2011. The decrease in cash flow from operating activities was primarily due to an increase in cash used of $20.8 million from the change in operating assets and liabilities, offset by cash flow of $11.1 million from operations after adjusting for non-cash items, including depreciation and amortization, and stock-based compensation, excess tax benefits from employee stock plans and deferred taxes.
Cash Flows provided by (used in) Investing Activities
Cash flows provided by (used in) investing activities primarily relate to purchases of investments, net of sales and maturities, capital expenditures, and acquisitions. Cash provided by investing activities increased by $38.7 million to $3.3 million in the three months ended March 31, 2012 compared to cash used of $35.4 million in the three months ended March 31, 2011. The increase in cash provided is attributed to greater proceeds from the sales and maturities of investments as compared to purchases, which was partially offset by increased capital purchases of $3.3 million and acquisitions of $6.5 million.
Cash provided by Financing Activities
Cash provided by financing activities in the three months ended March 31, 2012 totaled $18.2 million and consisted of proceeds from the issuance of common stock of $8.9 million and excess tax benefit from employee stock plans of $10.7 million offset by cash used to repurchase shares of $1.4 million.
We believe that our net proceeds from operations, together with our cash balance at March 31, 2012, will be sufficient to fund our projected operating requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of expansion into new territories, the timing of introductions of new products and enhancements to existing products, and the continuing market acceptance of our products. In the future, we may enter into other arrangements for potential investments in, or acquisitions of, complementary businesses, services or technologies, which could require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Contractual Obligations
The following is a summary of our contractual obligations as of March 31, 2012:

	Total	Remaining nine months of 2012	2013	2014	2015	2016	Thereafter
	(in thousands)
Contractual Obligations
Operating leases	$144,360	$7,600	$10,697	$13,092	$14,314	$14,004	$84,653
Purchase obligations (1)	$16,457	16,146	311	—	—	—	—
Acquisition-related contingent consideration	$16,117	16,117	—	—	—	—	—
Total contractual obligations	$176,934	$39,863	$11,008	$13,092	$14,314	$14,004	$84,653

(1)
Represents amounts associated with agreements that are enforceable, legally binding and specify terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of payment. Obligations under contracts that we can cancel without a significant penalty are not included in the table above.

Off-Balance Sheet Arrangements
At March 31, 2012 and December 31, 2011, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes, nor did we have any undisclosed material transactions or commitments involving related persons or entities.

Other
At March 31, 2012 and December 31, 2011, we did not have commercial commitments under lines of credit, standby repurchase obligations or other such debt arrangements.

Recent Accounting Pronouncements
See Note 1 of “Notes to Condensed Consolidated Financial Statements” for recent accounting pronouncements that could have an effect on us.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency Risk
Our sales contracts are principally denominated in U.S. dollars and therefore our revenue and receivables are not subject to significant foreign currency risk. We do incur certain operating expenses in currencies other than the U.S. dollar and therefore are subject to volatility in cash flows due to fluctuations in foreign currency exchange rates, particularly changes in the British pound, Euro and Singapore dollar. We estimate a 5% devaluation of the U.S. dollar against these currencies would increase our operating expenses by approximately $1 million. In the first quarter of 2012, we began to utilize foreign currency forward contracts to hedge certain forecasted foreign currency transactions relating to cost of service and operating expenses. In the three months ended March 31, 2012, we recognized a charge of $0.4 million in cost of support and operating expense. We do not enter into any foreign exchange derivative instruments for trading or speculative purposes.
Pursuant to the acquisition of Zeus, we recorded a U.S. dollar-denominated liability for the acquisition-related contingent consideration on our UK subsidiary. This liability currently totals $16.1 million and is subject to fluctuations in foreign currency exchange rates, which could have a negative impact on our statement of operations.
Interest Rate Sensitivity
We had unrestricted cash and cash equivalents, and investments totaling $614.8 million and $593.4 million at March 31, 2012 and December 31, 2011, respectively. Cash and cash equivalents of $254.3 million and $215.5 million at March 31, 2012 and December 31, 2011, respectively, are held for working capital purposes and include highly liquid investments with a maturity of ninety days or less at the time of purchase. Cash equivalents consist primarily of money market mutual funds, government-sponsored enterprise obligations, treasury bills, and other money market securities. Investments of $360.5 million and $377.9 million at March 31, 2012 and December 31, 2011, respectively, consist of government-sponsored enterprise obligations, treasury bills, FDIC-backed certificates of deposit, municipal bonds and corporate bonds and notes.
We do not enter into investments for trading or speculative purposes. Due to the high investment quality and relative short duration of these investments, we do not believe that we have any material exposure to changes in the fair market value as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income. Interest on highly liquid short-term investments such as U.S. Treasury bills declined from 2009 to 2010 and remain low. This has caused a significant reduction in our investment income. In addition, the volatility in the credit markets increases the risk of write-downs of investments to fair market value.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures
We evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2012, the end of the period covered by this quarterly report on Form 10-Q. This controls evaluation was done under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO).
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
Based upon the controls evaluation, our CEO and CFO have concluded that as of March 31, 2012, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission and to ensure that material information relating to us and our consolidated subsidiaries is made known to management, including the CEO and CFO.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the first quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting means a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
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
Our quarterly and annual operating results have varied significantly in the past and could vary significantly in the future, which makes it difficult for us to predict our future operating results. Our operating results may fluctuate due to a variety of factors, many of which are outside of our control, including the changing and volatile U.S., European and global economic environment, and any of which may cause our stock price to fluctuate. As a result, comparing our operating results on a period-to-period basis may not be meaningful. You should not rely on our past results as an indication of our future performance. In addition, revenues in any quarter are largely dependent on customer contracts entered into during that quarter. Moreover, a significant portion of our quarterly sales typically occurs during the last month of the quarter, and sometimes within the last few weeks or days of the quarter. As a result, our quarterly operating results are difficult to predict even in the near term and a delay in an anticipated sale past the end of a particular quarter may negatively impact our results of operations for that quarter, or in some cases, that year. A delay in the recognition of revenue, even from just one account, may have a significant negative impact on our results of operations for a given period. If our revenue or operating results fall below the expectations of investors or securities analysts or below any guidance we may provide to the market, as has occurred recently and at other times in the past, or if the guidance we provide to the market falls below the expectations of investors or securities analysts, as has occurred recently and at other times in the past, the price of our common stock could decline substantially. Such a stock price decline could occur, and has occurred recently and at other times in the past, even when we have met our publicly stated revenue and/or earnings guidance.
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

•	fluctuations in sales cycles and prices for our products and services;

•	reductions in customers’ budgets for information technology purchases and delays in their purchasing cycles;

•	general economic or political conditions in our domestic and international markets, including the recent deficit spending and government debt issues surrounding the U.S. and Eurozone economies;

•
unpredictability in the development of core, new or adjacent markets, or a slowdown or reversal of growth in these markets, including the WAN optimization and public cloud computing markets and including any markets that we enter as a result of acquisitions;

•	limited visibility into customer spending plans;

•	changing market conditions, including current and potential customer consolidation;

•	customer or partner concentration. For example, two value-added distributors represented more than 10% of our revenue for the three months ended March 31, 2012;

•	variation in sales channels, product costs or mix of products sold;

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

•
delays in customer purchasing cycles in response to our introduction of new products or product transitions. For example, our recent product transition caused some of our customers to lengthen their purchasing decision in the first quarter of 2012 as they spent time evaluating new models. In addition, we experienced extended sales cycles in the first quarter of 2012 as some of our customers evaluated our new Granite product;

•
customer acceptance of new product introductions. For example, we recently introduced solutions for the public cloud, including a cloud-intelligent WAN optimization solution and a cloud storage accelerator targeting back-up and select archive workloads. We also recently introduced our Granite product, which delivers edge virtual server infrastructure. These new products may not achieve any significant degree of market acceptance or be accepted into our sales channel by our channel partners. Furthermore, many of our target customers have not purchased products similar to these and might not have a specific budget for the purchase of these products;

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

•
any component shortages or price fluctuations in our supply chain. For example, we have been impacted by the limited availability and resulting price increases of disk drive components following the floods in Thailand;

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

•
our ability to successfully work with partners on combined solutions. For example, where our product features the Riverbed Services Platform (RSP) or Virtual Services Platform (VSP), we are required to work closely with our partners in product validation, marketing, selling and support;

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
Adverse economic conditions make it difficult to predict revenues for a particular period and may lead to reduced information technology spending, which would harm our business and operating results. In addition, turmoil in credit markets during economic downturns increases our exposure to our customers' and partners' credit risk, which could result in reduced revenue or increased write-offs of accounts receivable.
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
Many of our customers and channel partners use third parties to finance their purchases of our products. Any freeze, or reduced liquidity, in the credit markets may result in customers or channel partners either delaying or entirely foregoing planned purchases of our products if they are unable to obtain the required financing. This would result in reduced revenues, and our business, operating results and financial condition would be harmed. In addition, these customers' and partners' ability to pay for products already purchased may be adversely affected by any credit market turmoil or an associated downturn in their own business, which in turn could harm our business, operating results and financial condition.
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

Continued industry consolidation may adversely impact customers' perceptions of the viability of smaller and even medium-sized technology companies and consequently customers' willingness to purchase from such companies. These pressures could materially adversely affect our business, operating results and financial condition.
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
Our future success is highly dependent upon establishing and maintaining successful relationships with a variety of channel partners, including value-added resellers, value-added distributors, service providers, and systems integrators. A substantial majority of our revenue (94% in the three months ended March 31, 2012) is derived from indirect channel sales and we expect indirect channel sales to continue to account for a substantial majority of our total revenue. We employ a two-tier distribution strategy, as part of a larger effort to scale our reach and better serve the needs of our channel. Our revenue depends in large part on the effective performance of these channel partners, and changes to our distribution model, the loss of a channel partner or the reduction in sales to our channel partners could materially reduce our revenues and gross margins. By relying on indirect channels, we may have little or no contact with the ultimate users of our products, thereby making it more difficult for us to establish brand awareness, ensure proper delivery and installation of our products, service ongoing customer requirements and respond to evolving customer needs. In addition, we recognize a large portion of our revenue based on a sell-through model using information regarding the end user customers that is provided by our channel partners. If those channel partners provide us with inaccurate or untimely information, the amount or timing of our revenues could be adversely impacted. For example, we have encountered delays with certain partners where internal processing issues have prevented that partner from providing a purchase order to us in a timely manner.
Recruiting and retaining qualified channel partners and training them in our technology and product offerings requires significant time and resources. These recruitment, retention and training efforts have assumed even greater importance as we have evolved to become a multi-product company. In order to develop and expand our distribution channel, we must continue to scale and improve our processes and procedures that support our distribution channel, including investment in systems and training, and those processes and procedures may become increasingly complex and difficult to manage. In particular, training and educating our channel partners has become more complex as we have introduced products that extend beyond core WAN optimization. We have no minimum purchase commitments with any of our value-added resellers or other indirect distributors, and our contracts with these channel partners do not prohibit them from offering products or services that compete with ours. Our competitors may be effective in providing incentives to existing and potential channel partners to favor their products, to choose not to partner with us, or to prevent or reduce sales of our products. Our channel partners may choose not to offer our products exclusively or at all. If we fail to maintain successful relationships with our channel partners, fail to develop new relationships with channel partners in new markets or expand the number of channel partners in existing markets, fail to manage, train or motivate existing channel partners effectively or if these channel partners are not successful in their sales efforts, sales of our products would decrease and our business, operating results and financial condition would be materially adversely affected.
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
The timing of our revenue is difficult to predict. Our sales efforts involve educating our customers about the use and benefit of our products, including their technical capabilities and potential cost savings to an organization. Customers typically undertake a significant evaluation process that has in the past resulted in a lengthy sales cycle, in some cases over twelve months. Also, as our channel model distribution strategy evolves, utilizing value-added resellers, value-added distributors, systems integrators and service providers, and as the breadth of our product offerings increases, the level of variability in the length of sales cycle across transactions may increase and make it more difficult to predict the timing of many of our sales transactions. We spend substantial time and money in our sales efforts without any assurance that these endeavors will produce any sales. Even after making the decision to purchase, customers may deploy our products slowly and deliberately. In addition, product purchases are frequently and increasingly subject to budget constraints, multiple approvals, and unplanned administrative, processing and other delays.
Customers may also defer purchases as a result of anticipated or announced releases of new products or enhancements by our competitors or by us. For example, in the first quarter of 2012 and in prior periods we have experienced delays in customer purchasing cycles in response to our introduction of new products or product transitions; we expect that this trend will continue in the future. Product purchases may be, and in the recent past have been, delayed by the volatile U.S. and global economic environment, which introduced additional risk into our ability to accurately forecast sales in a particular quarter. If sales expected from a specific customer for a particular quarter are not realized in that quarter or at all, revenue will be harmed and we may miss our stated guidance for that period.
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
In February 2009 we acquired Mazu Networks, Inc. In October 2010 and November 2010 we acquired CACE Technologies, Inc. and Global Protocols LLC, respectively. In July 2011 we acquired Zeus Technology Ltd. and Aptimize Ltd. In January 2012 we acquired certain assets of Expand Networks Ltd. In the future we may acquire other businesses, products or technologies. Our ability as an organization to integrate acquisitions is unproven. Any acquisitions that we complete may not ultimately strengthen our competitive position or achieve our goals, or the acquisition may be viewed negatively by customers, financial markets or investors. In addition, we may encounter difficulties in integrating personnel, operations, technologies or products from the acquired businesses and in retaining and motivating key personnel from these businesses. We may also encounter difficulties in maintaining uniform standards, controls, procedures and policies across locations, or in managing geographically or culturally diverse locations. We may experience significant problems or liabilities associated with acquired or integrated product quality or technology. Acquisitions may disrupt our ongoing operations, divert management from day-to-day responsibilities and increase our expenses. Acquisitions may reduce our cash available for operations and other uses and could result in an increase in amortization expense related to identifiable assets acquired, potentially dilutive issuances of equity securities or the incurrence of debt.
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
Our use of Riverbed-designed content in our hardware platforms has increased our susceptibility to scarcity or delivery delays for custom components within our systems. Shortages in components that we use in our products have occurred recently and may occur in the future and our suppliers' ability to predict the availability of such components may be limited. For example, the recent flooding in Thailand has affected the availability of disk drive components and, consequently, increased our costs in procuring those components. Some components that we use are available only from limited sources of supply. In addition, the lead times associated with certain components are lengthy and preclude rapid changes in quantity requirements and delivery schedules. The unavailability of any component that is necessary to the proper functioning of our appliances would prevent us from shipping products. Any inability to ship our products in a timely manner would delay sales and adversely impact our revenue, business, operating results and financial condition.
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
Many of our business processes depend upon our information technology systems (IT), the systems and processes of third parties, and on interfaces with the systems of third parties. For example, our order entry system provides information to the systems of our contract manufacturers, which enables them to build and ship our products. If those systems fail or are interrupted, or if our ability to connect to or interact with one or more networks is interrupted, our processes may function at a diminished level or not at all. This would harm our ability to ship products, and our financial results would likely be harmed.
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

In the year ended December 31, 2011 and in the three months ended March 31, 2012, we derived 47% and 45%, respectively, of our revenue from customers outside the U.S. We have personnel in numerous countries worldwide. We expect to continue to add personnel in additional countries. Our international sales and operations makes us subject to various U.S. and international laws and regulations, including those relating to antitrust, data protection, and business dealings with both commercial and governmental officials and organizations. Our international sales and operations subject us to a variety of additional risks, including:

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
Developing our products is expensive, and the investment in product development may involve a long payback cycle or may not generate additional revenue at all. In the three months ended March 31, 2012, our research and development expenses were $34.1 million, or approximately 19% of our total revenue. Our future plans include significant investments in research and development and related product opportunities. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. These investments may take several years to generate positive returns, if ever.
Our ability to sell our products is highly dependent on the quality of our support and services offerings, and our failure to offer high quality support and services would harm our operating results and reputation.
Once our products are deployed within our customers' networks, our customers depend on our support organization to resolve any issues relating to our products. A high level of support is critical for the successful marketing and sale of our products. If we or our channel partners do not effectively assist our customers in deploying our products, succeed in helping our customers quickly resolve post-deployment issues, and provide effective ongoing support, it would adversely affect our ability to sell our products to existing customers and would harm our reputation with potential customers. In addition, as we expand our operations internationally, our support organization will face additional challenges, including those associated with delivering support, training and documentation in languages other than English. Any failure to maintain high quality support and services would harm our operating results and reputation.
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
Organizations are increasingly concerned with the security of their data, and to the extent they elect to encrypt data being transmitted from the point of the end user in a format that we're not able to decrypt, rather than only across the WAN, our WAN optimization products will become less effective.
Our WAN optimization products are designed to remove the redundancy associated with repeated data requests over a

WAN, either through a private network or a virtual private network (VPN). The ability of our WAN optimization products to reduce such redundancy depends on our products' ability to recognize the data being requested. Our WAN optimization products currently detect and decrypt some forms of encrypted data. Since most organizations currently encrypt most of their data transmissions only between sites and not on the LAN, the data is not encrypted when it passes through our WAN optimization products. For those organizations that elect to encrypt their data transmissions from the end-user to the server in a format that we are not able to decrypt, our WAN optimization products will offer limited performance improvement unless we are successful in incorporating additional functionality into our products that address those encrypted transmissions. Our failure to provide such additional functionality could limit the growth of our business and harm our operating results.
If our products do not interoperate with our customers' infrastructure, installations could be delayed or cancelled, which would harm our business.
Our products must interoperate with our customers' existing infrastructure, which often have different specifications, utilize multiple protocol standards, deploy products from multiple vendors, and contain multiple generations of products that have been added over time. If we find errors in the existing software or defects in the hardware used in our customers' infrastructure or problematic network configurations or settings, as we have in the past, we may have to modify our software or hardware so that our products will interoperate with our customers' infrastructure. In such cases, and others, our products may be unable to provide significant performance improvements for applications deployed in our customers' infrastructure. These issues could cause longer installation times for our products and could cause order cancellations, either of which would adversely affect our business, operating results and financial condition. In addition, government and other customers may require our products to comply with certain security or other certifications and standards. If our products are late in achieving or fail to achieve compliance with these certifications and standards, or our competitors achieve compliance with these certifications and standards, we may be disqualified from selling our products to such customers, or at a competitive disadvantage, which would harm our business, operating results and financial condition.
If functionality similar to that offered by our products is incorporated into existing network infrastructure products, organizations may decide against adding our products to their network, which would harm our business.
Other providers of network infrastructure products, including our partners, are offering or announcing functionality aimed at addressing the problems addressed by our products. For example, Cisco Systems incorporates WAN optimization functionality into certain of its router blades. The inclusion of, or the announcement of intent to include, functionality perceived to be similar to that offered by our products in products that are already generally accepted as necessary components of network architecture or in products that are sold by more established vendors may have an adverse effect on our ability to market and sell our products. Furthermore, even if the functionality offered by other network infrastructure providers is more limited than our products, a significant number of customers may elect to accept such limited functionality in lieu of adding appliances from an additional vendor. Many organizations have invested substantial personnel and financial resources to design and operate their networks and have established deep relationships with other providers of network infrastructure products, which may make them reluctant to add new components to their networks, particularly from new vendors. In addition, an organization's existing vendors or new vendors with a broader product offering than ours may be able to offer concessions that we are not able to match because we currently offer a relatively focused line of products and have fewer resources than many of our competitors. If organizations are reluctant to add network infrastructure products from new vendors or otherwise decide to work with their existing vendors, our business, operating results and financial condition will be adversely affected.
Our products are highly technical and may contain undetected software or hardware errors. These errors, and any related claims against our products, could cause harm to our reputation and our business.
Our products, including software product upgrades and releases, are highly technical and complex and, when deployed, are critical to the operation of many networks. Our products have contained and may contain undetected errors, defects or security vulnerabilities. In particular, new products and product platforms may be subject to increased risk of hardware issues. Some errors in our products may be discovered only after a product has been installed and used by customers. Some of these errors may be attributable to third-party technologies incorporated into our products, which makes us dependent upon the cooperation and expertise of such third parties for the diagnosis and correction of such errors. The diagnosis and correction of third-party technology errors is particularly difficult where our product features the RSP or VSP, because it is not always immediately clear whether a particular error is attributable to a technology incorporated into our product or to third-party software deployed by our customers on our product. In addition, where we have incorporated technology from a third-party, the solutions may be more complex and may lead to new technical errors that may prove difficult to diagnose and support. Any delay or mistake in the initial diagnosis of an error will result in a delay in the formulation of an effective action plan to correct such error. Any errors, defects or security vulnerabilities discovered in our products after commercial release could result in loss of revenue or delay in revenue recognition, loss of customers and increased service and warranty cost, any of which could harm our reputation, business, operating results and financial condition. Any such errors, defects or security vulnerabilities could also adversely affect the market's perception of our products and business. In addition, we could face claims for product liability, tort or breach of warranty, including claims relating to changes to our products made by our channel partners. Our contracts with customers contain provisions relating to warranty disclaimers and liability limitations, which may not be upheld. Defending a lawsuit, regardless of its merit, is costly and may divert management's attention and harm the market's perception of us and our products. In addition, if our business liability insurance coverage proves inadequate or future coverage is unavailable on acceptable terms or at all, our business, operating results and financial condition could be adversely impacted.
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
We also incorporate certain third-party technologies, including software programs, into our products and may need to utilize additional third-party technologies in the future. However, licenses to relevant third-party technology may not continue to be available to us on commercially reasonable terms, or at all. Therefore, we could face delays in product releases until equivalent technology can be identified, licensed or developed, and integrated into our current products. These delays, if they occur, could materially adversely affect our business, operating results and financial condition. We currently use third-party software programs in our appliance and software products, some of which are currently available from only one vendor. Any disruption in our access to these or other software programs or third-party technologies could result in significant delays in our product releases and could require substantial effort to locate or develop a replacement program. If we decide in the future to incorporate into our products any other software program licensed from a third party, and the use of such software program is necessary for the proper operation of our products, then our loss of any such license would similarly adversely affect our ability to release our products in a timely fashion.
We are subject to various regulations that could subject us to liability or impair our ability to sell our products.
Our products are subject to a variety of government regulations, including export controls, import controls, environmental laws and required certifications. For example, our products are subject to export controls of the U.S. and other countries and may be exported outside the U.S. and other countries only with the required level of export license or through an export license exception, because we incorporate encryption technology into our products. In addition, various countries regulate the import of certain encryption technology and have enacted laws that could limit our ability to distribute our products or could limit our customers' ability to implement our products in those countries. Changes in our products or changes in regulations may increase the cost of building and selling our products, create delays in the introduction of our products in international markets, prevent our customers with international operations from deploying our products throughout their global systems or, in some cases, prevent the export or import of our products to certain countries altogether. Any change in regulations, shift in approach to the enforcement or scope of existing regulations, or change in the countries, persons or technologies targeted by such regulations, could result in decreased use of our products by, or in our decreased ability to export or sell our products to, existing or potential customers with international operations. We must comply with various and increasing environmental regulations, both domestic and international, regarding the manufacturing and disposal of our products. For example, we must comply with Waste Electrical and Electronic Equipment Directive laws, which are being adopted by certain European Economic Area countries on a country-by-country basis. Failure to comply with these and similar laws on a timely basis, or at all, could have a material adverse effect on our business, operating results and financial condition. This would also be true if we fail to comply, either on a timely basis or at all, with any U.S. environmental laws regarding the manufacturing or disposal of our products. Any decreased use of our products or limitation on our ability to export or sell our products would harm our business, operating results and financial condition.
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
We incur significant legal, accounting and other expenses as a public company, including costs resulting from regulations regarding corporate governance practices and costs relating to compliance with Section 404 of the Sarbanes-Oxley Act. For example, the listing requirements of the Nasdaq Stock Market's Global Select Market require that we satisfy certain corporate governance requirements relating to independent directors, audit committees, distribution of annual and interim reports, stockholder meetings, stockholder approvals, solicitation of proxies, conflicts of interest, stockholder voting rights and codes of conduct. In addition, the recently passed Dodd-Frank Wall Street Reform and Consumer Protection Act contains various provisions applicable to the corporate governance functions of public companies. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, these rules and regulations could make it more difficult for us to attract and retain qualified persons to serve on our Board of Directors, our board committees or as executive officers.
While we believe that we currently have adequate internal controls over financial reporting, we are exposed to risks from legislation requiring companies to evaluate those internal controls.
The Sarbanes-Oxley Act requires that we test our internal controls over financial reporting and disclosure controls and procedures. In particular, for the year ended December 31, 2011, we performed system and process evaluation and testing of our internal controls over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our compliance with Section 404 requires that we incur substantial expense and expend significant management time on compliance-related issues. Moreover, if we are not able to comply with the requirements of Section 404 in the future, or if we or our independent registered public accounting firm identify deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock may decline and we could be subject to sanctions or investigations by the Nasdaq Stock Market's Global Select Market, the SEC or other regulatory authorities, which would require significant additional financial and management resources.
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
We historically have used stock options, restricted stock units (RSU), and an employee stock purchase plan as significant components of our employee compensation program in order to align employees' interests with the interests of our stockholders, encourage employee retention, and provide competitive compensation packages. The compensation charges that we are required to record related to these equity awards have reduced, and will continue to reduce, our reported earnings, will harm our operating results in future periods, and may require us to reduce the availability and amount of equity incentives provided to employees, which could make it more difficult for us to attract, retain and motivate key personnel. Moreover, if securities analysts, institutional investors and other investors adopt financial models that include stock option expense in their primary analysis of our financial results, our stock price could decline as a result of reliance on these models with higher expense calculations.
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
Our main operations, including our primary data center, are located in the San Francisco Bay Area, a region known for seismic activity. A significant natural disaster, such as an earthquake, fire or a flood, could disrupt our operations and therefore harm our business, operating results and financial condition. A natural disaster could also impact our ability to manufacture and deliver our products to customers, or provide support to our customers, any of which would harm our business, operating results and financial condition. In addition, our servers are vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with our computer systems, which could result in the theft of intellectual property, customer information or other sensitive data. Any of these incidents could result in both legal and reputational costs. Natural disasters, acts of unrest or terrorism or war could also cause disruptions in our or our customers' business, our domestic and international markets, or the economy as a whole. To the extent that such disruptions result in delays or cancellations of customer orders or the deployment of our products, our business, operating results and financial condition would be adversely affected.

Risks Related to Ownership of Our Common Stock
The trading price of our common stock has been volatile and is likely to be volatile in the future.
The trading prices of the securities of technology companies, including our own, have been highly volatile. Further, our common stock has a limited trading history. Since our initial public offering in September 2006 through March 31, 2012, our stock price, after adjusting for our 2:1 stock split in the form of a stock dividend effected in November 2010, has fluctuated from a low of $3.55 to a high of $44.70. The market price of our common stock has at times reflected a higher multiple of expected future earnings than many other companies. As a result, even small changes in investor expectations regarding our future growth and earnings, whether as a result of actual or rumored financial or operating results, changes in the mix of products and services sold, acquisitions, industry changes, or other factors, could result in, and have recently resulted in, significant fluctuations in the market price of our common stock.
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
If the market for technology stocks or the stock market in general experiences loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, operating results or financial condition. The trading price of our common stock might also decline in reaction to announcements by, or events that affect, other companies in our industry, or the trading price might decline in reaction to events that affect the stock market generally even if these announcements or events do not directly affect us. Each of these factors, among others, could cause our stock price to decline. Some companies that have had volatile market prices for their securities have had securities class actions filed against them. If such a suit were filed against us, regardless of its merits or outcome, it could result in substantial costs and divert management's attention and resources.
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
There were no sales of unregistered securities during the three months ended March 31, 2012.
ISSUER PURCHASES OF EQUITY SECURITIES
The following table summarizes the stock repurchase activity for the three months ended March 31, 2012 and the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (2)
January 1, 2012 – January 31, 2012	19,622	$23.90	19,622	$114,491,000
February 1, 2012 – February 29, 2012	37,714	24.89	37,714	113,552,000
March 1, 2012 – March 31, 2012	—	—	—	113,552,000
Total	57,336	$24.54	57,336	$113,552,000

(1)
On August 19, 2011, our Board of Directors authorized a Share Repurchase Program, which authorizes us to repurchase up to $150.0 million of our outstanding common stock. The Share Repurchase Program will expire in August 2013.

(2)
During the first quarter of 2012, we repurchased 57,336 shares of common stock under this Program for an aggregate purchase price of approximately $1.4 million, or a weighted average of $24.54 per share. These shares were purchased in open market transactions. The timing and amounts of these purchases were based on market conditions and other factors including price, regulatory requirements and capital availability. The share repurchases were financed by available cash balances and cash from operations.

Item 6.	Exhibits

Exhibit No.	Description

3.1	Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws. (2)

4.1	Form of Common Stock Certificate. (1)

10.1	Lease agreement dated as of February 2, 2012, between 680 Folsom Owner LLC and the Registrant.

31.1	Certifications

31.2	Certifications

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (No. 333-133437) filed with the SEC on April 20, 2006, as amended.

(2)	Incorporated by reference to Registrant’s Current Report on Form 8-K (No. 001-33023) filed with the SEC on February 22, 2011.

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
Date: April 27, 2012

RIVERBED TECHNOLOGY, INC.

By:	/s/ Jerry M. Kennelly
Jerry M. Kennelly
President and Chief Executive Officer
Date: April 27, 2012

RIVERBED TECHNOLOGY, INC.

By:	/s/ Randy S. Gottfried
Randy S. Gottfried
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

3.1	Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws. (2)

4.1	Form of Common Stock Certificate. (1)

10.1	Lease agreement dated as of February 2, 2012, between 680 Folsom Owner LLC and the Registrant.

31.1	Certifications

31.2	Certifications

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (No. 333-133437) filed with the SEC on April 20, 2006, as amended.

(2)	Incorporated by reference to Registrant’s Current Report on Form 8-K (No. 001-33023) filed with the SEC on February 22, 2011.

* Furnished and not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Riverbed Technology, Inc. under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.