Form 10-Q
period 2012-06-30
Riverbed Technology, Inc.
filed 2012-07-27
CIK 1357326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-Q
_____________________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
OR
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
The number of shares of the registrant’s common stock, par value $0.0001, outstanding as of July 24, 2012 was: 154,272,280.

RIVERBED TECHNOLOGY, INC.

Item 1.	Financial Statements

RIVERBED TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of June 30, 2012 and December 31, 2011
(in thousands, except par value)

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$185,019	$215,476
Short-term investments	242,493	254,753
Trade receivables, net of allowances of $1,168 and $1,586 as of June 30, 2012 and December 31, 2011, respectively	85,142	78,016
Inventory	18,230	11,437
Deferred tax assets	15,499	16,783
Prepaid expenses and other current assets	38,874	35,078
Total current assets	585,257	611,543
Long-term investments	122,674	123,134
Fixed assets, net	32,732	29,277
Goodwill	117,626	117,474
Intangibles, net	62,810	68,274
Deferred tax assets, non-current	56,485	56,708
Other assets	24,366	24,789
Total assets	$1,001,950	$1,031,199
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$33,667	$35,341
Accrued compensation and benefits	29,269	61,256
Other accrued liabilities	27,319	42,959
Deferred revenue	134,010	121,131
Total current liabilities	224,265	260,687
Deferred revenue, non-current	39,308	36,248
Other long-term liabilities	24,612	23,200
Total long-term liabilities	63,920	59,448
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value – 30,000 shares authorized, no shares outstanding	—	—
Common stock and additional paid-in capital; $0.0001 par value – 600,000 shares authorized; 154,206 and 157,454 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	607,890	631,921
Retained earnings	108,199	83,116
Accumulated other comprehensive loss	(2,324)	(3,973)
Total stockholders’ equity	713,765	711,064
Total liabilities and stockholders’ equity	$1,001,950	$1,031,199
See Notes to Condensed Consolidated Financial Statements.

RIVERBED TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Revenue:
Product	$129,369	$116,860	$246,403	$229,012
Support and services	69,099	53,435	134,478	104,846
Total revenue	198,468	170,295	380,881	333,858
Cost of revenue:
Cost of product	30,538	23,683	58,427	47,418
Cost of support and services	19,258	16,415	38,040	31,635
Total cost of revenue	49,796	40,098	96,467	79,053
Gross profit	148,672	130,197	284,414	254,805
Operating expenses:
Sales and marketing	77,366	63,737	151,181	124,821
Research and development	35,802	29,942	69,913	58,251
General and administrative	15,492	14,913	30,126	28,596
Acquisition-related costs (credits)	(10,196)	1,392	(9,640)	1,392
Total operating expenses	118,464	109,984	241,580	213,060
Operating income	30,208	20,213	42,834	41,745
Other income (expense), net	259	341	(1,246)	839
Income before provision for income taxes	30,467	20,554	41,588	42,584
Provision for income taxes	12,333	9,271	16,505	18,256
Net income	$18,134	$11,283	$25,083	$24,328
Net income per common share:
Basic	$0.12	$0.07	$0.16	$0.16
Diluted	$0.11	$0.07	$0.15	$0.15
Shares used in computing net income per common share:
Basic	157,261	154,543	157,559	153,288
Diluted	165,253	167,270	166,381	166,865
See Notes to Condensed Consolidated Financial Statements.

RIVERBED TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Net income	$18,134	$11,283	$25,083	$24,328
Unrealized gain (loss) on investments, net of tax	(46)	80	(54)	63
Foreign currency translation adjustment	(496)	141	1,700	434
Derivative instruments gain (loss), net of tax	(19)	—	3	—
Comprehensive income	$17,573	$11,504	$26,732	$24,825
See Notes to Condensed Consolidated Financial Statements.

RIVERBED TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six months ended June 30,
	2012	2011
Operating Activities:
Net income	$25,083	$24,328
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,455	9,718
Stock-based compensation	45,918	45,496
Deferred taxes	1,735	(3,624)
Excess tax benefit from employee stock plans	(12,170)	(34,221)
Changes in operating assets and liabilities:
Trade receivables	(7,126)	(19,717)
Inventory	(6,682)	201
Prepaid expenses and other assets	(838)	(24,899)
Accounts payable	(618)	3,505
Accrued and other liabilities	(34,729)	2,995
Acquisition-related contingent consideration liability	(11,682)	—
Income taxes payable	12,125	34,807
Deferred revenue	15,939	18,131
Net cash provided by operating activities	45,410	56,720
Investing Activities:
Capital expenditures	(11,305)	(7,010)
Purchase of available for sale securities	(297,154)	(351,905)
Proceeds from maturities of available for sale securities	225,202	162,993
Proceeds from sales of available for sale securities	82,051	91,783
Acquisitions, net of cash and cash equivalents acquired	(6,458)	—
Net cash used in investing activities	(7,664)	(104,139)
Financing Activities:
Proceeds from issuance of common stock under employee stock plans, net of repurchases	23,613	38,024
Taxes paid related to net shares settlement of equity awards	(4,278)	(10,088)
Payments for repurchases of common stock	(101,408)	—
Excess tax benefit from employee stock plans	12,170	34,221
Net cash (used in) provided by financing activities	(69,903)	62,157
Effect of exchange rate changes on cash and cash equivalents	1,700	434
Net (decrease) increase in cash and cash equivalents	(30,457)	15,172
Cash and cash equivalents at beginning of period	215,476	165,726
Cash and cash equivalents at end of period	$185,019	$180,898
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
Significant Accounting Policies
Basis of Presentation
The condensed consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated. The accompanying condensed consolidated balance sheet as of June 30, 2012, the condensed consolidated statements of operations for the three and six months ended June 30, 2012 and 2011, the condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2012 and 2011, and the condensed consolidated statements of cash flows for the six months ended June 30, 2012 and 2011 are unaudited. The accompanying statements should be read in conjunction with the audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2011.
The accompanying condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (GAAP) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). They do not include all of the financial information and footnotes required by GAAP for complete financial statements. We believe the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments necessary for the fair presentation of our balance sheet as of June 30, 2012, and our results of operations, comprehensive income and cash flows for the three and six months ended June 30, 2012 and 2011. All adjustments are of a normal recurring nature. The results for the six months ended June 30, 2012 are not necessarily indicative of the results to be expected for any subsequent quarter or for the year ending December 31, 2012.
There have been no significant changes in our accounting policies during the three and six months ended June 30, 2012, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2011.
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
Inventory Valuation
Inventory consists of hardware and related component parts and is stated at the lower of cost (on a first-in, first-out basis) or market. A portion of our inventory relates to evaluation units located at customer locations, as some of our customers test our equipment prior to purchasing. Inventory that is obsolete or in excess of our forecasted demand is written down to its estimated realizable value based on historical usage, expected demand, and with respect to evaluation units, the historical conversion rate, the age of the units, and the estimated loss of utility. Inherent in our estimates of market value in determining inventory valuation are estimates related to economic trends, future demand for our products, the timing of new product introductions and technological obsolescence of our products. Inventory write-downs are recognized as cost of product and amounted to $1.4 million and $1.7 million in the three months ended June 30, 2012 and 2011, respectively, and $3.2 million in each of the six months ended June 30, 2012 and 2011.
Service Inventory
We hold service inventory that is used to repair or replace defective hardware reported by our customers who purchase support services. We classify service inventory as Prepaid expenses and other current assets. At June 30, 2012 and December 31, 2011, our service inventory balance was $12.2 million and $9.3 million, respectively.

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
Recoverability of indefinite lived intangible assets is measured by comparison of the carrying amount of the asset to the future discounted cash flow the asset is expected to generate. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired assets. No material impairments of intangible assets were identified during any of the periods presented.
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
Concentrations of Risk
Financial instruments that are potentially subject to concentrations of credit risk consist primarily of cash, cash equivalents, marketable securities, and trade receivables. Investment policies have been implemented that limit investments to investment grade securities. The average portfolio maturity is currently less than a year. The risk with respect to trade receivables is mitigated by credit evaluations we perform on our customers and by the diversification of our customer base. One value-added distributor, Arrow Enterprise Computing Solutions, Inc. (Arrow), accounted for 11% and 14% of our trade receivable balance as of June 30, 2012 and December 31, 2011, respectively. Two value-added distributors, Arrow and Avnet, Inc., represented 17% and 10%, respectively, of our revenue for the three and six months ended June 30, 2012. One value-added distributor, Arrow, represented 15% of our revenue for the three and six months ended June 30, 2011.
We outsource the production of our inventory to third-party manufacturers. We rely on purchase orders or long-term contracts with our contract manufacturers. At June 30, 2012, we had no long-term contractual commitment with any manufacturer; however, we did have a 90 day commitment totaling $10.3 million.
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
We estimated the fair value of the acquisition-related contingent consideration using a probability-weighted discounted cash flow model. This fair value measurement is based on significant inputs not observed in the market and thus represents a Level 3 measurement. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect our own assumptions in measuring fair value. The estimated fair value of acquisition-related contingent consideration of $13.5 million included amounts to be distributed directly to shareholders, discounted at 17.5%, but excluded a fair value estimate of $1.7 million to be paid to former employees of Zeus. During the three and six months ended June 30, 2012, we reduced the contingent consideration liability by $11.3 million and $10.2 million, respectively, which was recorded in Acquisition-related costs (credits), due to changes in the fair value of acquisition-related contingent consideration to be distributed directly to former Zeus shareholders. As of June 30, 2012, the acquisition-related contingent consideration liability to Zeus shareholders is $4.2 million.
At the acquisition date, we estimated the fair value of an incentive bonus to be paid to the former employees of Zeus (Zeus incentive bonus) to be $1.7 million. This fair value was also estimated using a probability-weighted discounted cash flow model on the achievement of the bookings target. No liability for the Zeus incentive bonus was recorded as of the acquisition date, as this component is considered compensatory and is being recognized as compensation cost in operating expense ratably over the service period from July 20, 2011 to July 31, 2012. As of June 30, 2012, we estimated the fair value of the incentive bonus to be paid to the former employees of Zeus to be $0.3 million. During the three and six months ended June 30, 2012, we recorded credits to acquisition-related compensation cost of $0.6 million, and $0.4 million, respectively, for the incentive bonus to be paid to the former employees of Zeus.
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
Pursuant to the share purchase agreement with Aptimize we made payments totaling $17.3 million in cash for all of the outstanding securities of Aptimize. In addition, we will potentially make additional payments (acquisition-related contingent consideration) totaling up to $17.0 million in cash to be paid to Aptimize shareholders, based on achievement of certain bookings targets related to Aptimize products for the period from September 1, 2011 through September 30, 2012. There was no change in the acquisition-related contingent consideration for Aptimize shareholders in the three months ended June 30, 2012. During the six months ended June 30, 2012, we reduced the contingent consideration liability by $1.1 million, which was recorded in Acquisition-related costs (credits), due to a change in the fair value of acquisition-related contingent consideration to be distributed directly to former Aptimize shareholders. As of June 30, 2012, the acquisition-related contingent consideration liability to Aptimize shareholders is zero.
Pre-Acquisition Contingencies

For a given acquisition, we may identify certain pre-acquisition contingencies that existed at the acquisition date and may extend our review and evaluation of these pre-acquisition contingencies throughout the measurement period in order to obtain sufficient information to assess whether we can reasonably determine the fair value of these contingencies by the end of the measurement period.

During the measurement period, we will recognize an asset or a liability with a corresponding adjustment to goodwill for such pre-acquisition contingency if: (i) it is probable that an asset existed or a liability had been incurred at the acquisition date and (ii) the amount of the asset or liability can be reasonably estimated. Subsequent to the measurement period, changes in our estimates of such contingencies will affect earnings and could have a material effect on our results of operations and financial position.
Acquisition-related Costs (Credits)
Acquisition-related costs (credits) include transaction costs, integration and other acquisition-related costs and changes in the fair value of the acquisition-related contingent consideration. During the three and six months ended June 30, 2012, we recorded transaction costs and integration and other acquisition-related costs of $1.1 million and $1.6 million, respectively. We recorded a credit of $11.3 million and $10.2 million, respectively, related to change in fair value of the acquisition-related contingent consideration to be paid directly to the Zeus shareholders for the three and six months ended June 30, 2012. During the six months ended June 30, 2012, we recorded a credit of $1.1 million related to change in fair value of the acquisition-related contingent consideration to be paid directly to the Aptimize shareholders. There was no change in the fair value of the acquisition-related contingent consideration to be paid directly to the Aptimize shareholders during the three months ended June 30, 2012.

3.	NET INCOME PER COMMON SHARE
Basic net income per common share is computed by dividing net income by the weighted average number of vested common shares outstanding during the period. Diluted net income per common share is computed by giving effect to all potential dilutive common shares, including stock awards. The following table sets forth the computation of net income per share:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2012	2011	2012	2011
Net income	$18,134	$11,283	$25,083	$24,328
Weighted average common shares outstanding - basic	157,261	154,543	157,559	153,288
Dilutive effect of employee stock plans	7,992	12,727	8,822	13,577
Weighted average common shares outstanding - diluted	165,253	167,270	166,381	166,865
Basic net income per share	$0.12	$0.07	$0.16	$0.16
Diluted net income per share	$0.11	$0.07	$0.15	$0.15
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
The following weighted average outstanding options were excluded from the computation of diluted net income per common share for the periods presented because including them would have had an anti-dilutive effect:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2012	2011	2012	2011
Total potential anti-dilutive shares of common stock	7,775	1,548	7,508	1,267

4.	FAIR VALUE OF ASSETS
As of June 30, 2012, the fair value measurements of our cash, cash equivalents and investments, derivative assets and acquisition-related contingent consideration consisted of the following:

(in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Corporate bonds and notes	$45,637	$—	$45,637	$—
U.S. government-sponsored enterprise obligations	29,992	—	29,992	—
Money market funds	38,791	38,791	—	—
FDIC-backed certificates of deposit	240	—	240	—
Cash	70,359	—	—	—
Total cash and cash equivalents	$185,019	$38,791	$75,869	$—
Corporate bonds and notes	$63,781	$—	$63,781	$—
U.S. government backed securities	14,015	14,015	—	—
U.S. government-sponsored enterprise obligations	277,798	—	277,798	—
FDIC-backed certificates of deposit	9,573	—	9,573	—
Total investments	$365,167	$14,015	$351,152	$—
Derivative asset	$31	$—	$31	$—
Liabilities:
Derivative liability	$167	$—	$167	$—
Acquisition-related contingent consideration	$4,199	$—	$—	$4,199
As of December 31, 2011, the fair value measurements of our cash, cash equivalents and investments and acquisition-related contingent consideration consisted of the following:

(in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Corporate bonds and notes	$18,000	$—	$18,000	$—
U.S. government-sponsored enterprise obligations	12,649	—	12,649	—
Money market funds	57,702	57,702	—	—
FDIC-backed certificates of deposit	481	—	481	—
Cash	126,644	—	—	—
Total cash and cash equivalents	$215,476	$57,702	$31,130	$—
Corporate bonds and notes	$95,104	$—	$95,104	$—
U.S. government backed securities	16,106	16,106	—	—
U.S. government-sponsored enterprise obligations	255,180	—	255,180	—
FDIC-backed certificates of deposit	11,497	—	11,497	—
Total investments	$377,887	$16,106	$361,781	$—
Liabilities:
Acquisition-related contingent consideration	$15,898	$—	$—	$15,898

The following tables present the gross unrealized gains and gross unrealized losses as of June 30, 2012 and December 31, 2011:

(in thousands)	Fair Value	Unrealized Gains	Unrealized Losses
Corporate bonds and notes	$28,796	$5	$—
Corporate bonds and notes	34,985	—	(22)
U.S. government backed securities	11,963	6	—
U.S. government backed securities	2,052	—	(1)
U.S. government-sponsored enterprise obligations	77,489	65	—
U.S. government-sponsored enterprise obligations	200,309	—	(72)
FDIC-backed certificates of deposit	8,132	1	—
FDIC-backed certificates of deposit	1,441	—	(1)
Total investments at June 30, 2012	$365,167	$77	$(96)
Corporate bonds and notes	$60,553	$36	$—
Corporate bonds and notes	34,551	—	(30)
U.S. government backed securities	15,083	21	—
U.S. government backed securities	1,023	—	(1)
U.S. government-sponsored enterprise obligations	138,816	79	—
U.S. government-sponsored enterprise obligations	116,364	—	(49)
FDIC-backed certificates of deposit	9,816	1	—
FDIC-backed certificates of deposit	1,681	—	(1)
Total investments at December 31, 2011	$377,887	$137	$(81)
We have evaluated our investments as of June 30, 2012 and have determined that no investments with unrealized losses are other-than-temporarily impaired. No investments have been in a continuous loss position greater than one year.
Cash, Cash Equivalents and Investments
Cash and cash equivalents consist primarily of highly liquid investments in money market mutual funds, government-sponsored enterprise obligations, treasury bills, commercial paper and other money market securities with remaining maturities at date of purchase of 90 days or less. The carrying value of cash and cash equivalents at June 30, 2012 and December 31, 2011 was $185.0 million and $215.5 million, respectively. The carrying value approximates fair value at June 30, 2012 and December 31, 2011.
Investments, which are classified as available for sale at June 30, 2012, are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. Investments consist of government-sponsored enterprise obligations, treasury bills, FDIC-backed certificates of deposit and corporate bonds and notes. The fair value of our investments is determined as the exit price in the principal market in which we would transact. Level 1 instruments are valued based on quoted market prices in active markets and include treasury bills and money market funds. Level 2 instruments are valued based on quoted prices in markets that are not active, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency and include corporate bonds and notes, municipal bonds, government-sponsored enterprise obligations and FDIC-backed certificates of deposit. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect our own assumptions in measuring fair value. As of June 30, 2012 and December 31, 2011 we had no investments valued as Level 3 instruments. As of June 30, 2012 and December 31, 2011, the investments are recorded at amortized cost, which approximates fair market value. Generally, our investments have maturity dates up to two years from our date of purchase and active markets for these investments exist.
Restricted Cash
Restricted cash primarily represents collateralized letters of credit established in connection with lease agreements for our facilities. Current restricted cash totaled $1.3 million and $1.1 million as of June 30, 2012 and December 31, 2011, respectively. Current restricted cash is included in Prepaid expenses and other current assets in the consolidated balance sheet. Long-term restricted cash totaled $7.7 million and $6.0 million at June 30, 2012 and December 31, 2011, respectively. Long-term restricted cash is included in Other assets in the consolidated balance sheets and consists primarily of funds held as collateral for letters of credit for the security deposit on the leases of our corporate headquarters.

Fair Value of Derivative Instruments
We use derivative instruments to partially offset our market exposures to fluctuations in certain foreign currency exchange rates, which exist as part of ongoing business operations. These derivatives are considered level 2 instruments. Derivative assets are included in Prepaid expenses and other current assets in the consolidated balance sheet. Derivative liabilities are included in Other accrued liabilities in the consolidated balance sheet. Refer to Note 10 for additional derivative financial instrument disclosure.
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
The change in the acquisition-related contingent consideration liability consisted of the following:

(in thousands)
Balance as of December 31, 2011	$15,898
Acquisition-related compensation costs	(411)
Adjustments to fair value measurement	(11,288)
Balance as of June 30, 2012	$4,199

5.	INVENTORY
Inventories consist primarily of hardware and related component parts and evaluation units located at customer locations, and are stated at the lower of cost (on a first-in, first-out basis) or market. Inventory is comprised of the following:

(in thousands)	June 30, 2012	December 31, 2011
Raw materials	$2,648	$1,405
Finished goods	11,594	7,241
Evaluation units	3,988	2,791
Total inventory	$18,230	$11,437

6.	GOODWILL
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
The change in goodwill consisted of the following:

(in thousands)
Balance as of December 31, 2011	$117,474
Additions resulting from acquisitions	152
Balance as of June 30, 2012	$117,626

7.	DEFERRED REVENUE
Deferred revenue consisted of the following:

(in thousands)	June 30, 2012	December 31, 2011
Product	$4,392	$6,888
Support and services	168,926	150,491
Total deferred revenue	$173,318	$157,379
Reported as:
Deferred revenue, current	$134,010	$121,131
Deferred revenue, non-current	39,308	36,248
Total deferred revenue	$173,318	$157,379
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
We lease our facilities under non-cancelable operating lease agreements. Future minimum commitments for these operating leases in place as of June 30, 2012 with a remaining non-cancelable lease term in excess of one year are as follows:

(in thousands)
2012 (the six months ending December 31)	$5,098
2013	10,697
2014	13,092
2015	15,038
2016	15,749
2017 and thereafter	98,451
Total	$158,125
The terms of certain lease agreements provide for rental payments on a graduated basis. We recognize rent expense on a straight-line basis over the lease period and have accrued for rent expense incurred but not paid. Rent expense under operating leases was $3.0 million and $2.9 million for the three months ended June 30, 2012 and 2011, respectively, and $6.2 million and $5.2 million for the six months ended June 30, 2012 and 2011, respectively.
On February 2, 2012, we entered into a lease agreement, pursuant to which we will lease office space for an initial term of ten years, located at 680 Folsom Street, San Francisco, California. On April 13, 2012, we signed the first amendment to the lease agreement for additional space. Following the completion of certain construction, which we anticipate to be completed by August 2014, we intend to use the leased space as our new worldwide corporate headquarters. The base annual rent for the leased space will range from approximately $8.1 million to $11.0 million, none of which is expected to be due until construction has been completed and we have occupied the leased space. In addition to the base rent, we will be responsible for payment of certain operating expenses, including utilities and real estate taxes.

10.	DERIVATIVE FINANCIAL INSTRUMENTS

We use derivative instruments to partially offset our market exposures to fluctuations in certain foreign currency exchange rates, which exist as part of ongoing business operations. Our general practice is to hedge a majority of transaction exposures denominated in British pounds, Euros, Australian dollars and Singapore dollars. These instruments have maturities between one to three months in the future. We do not enter into derivative instrument transactions for trading or speculative purposes.
Foreign currency contracts designated as cash flow hedges
We utilize foreign currency forward contracts to hedge certain forecasted foreign currency transactions relating to cost of service and operating expense. These contracts are designated and documented as cash flow hedges at their inception. All changes in time value are excluded from the cash flow hedge and recorded to Other income (expense), net in the period incurred. The effective portion of derivative's gains or losses on these hedges is initially included in Accumulated other comprehensive income (loss) and is subsequently reclassified into the cost of service or operating expense, to which the hedged transaction relates, upon the occurrence of the forecasted transaction. We record any ineffectiveness of the hedging instruments in Other income (expense), net in our condensed consolidated financial statements in the period incurred. No ineffectiveness was recorded during the three and six months ended June 30, 2012.
The notional amount of these contracts was $15.4 million at June 30, 2012 and zero at December 31, 2011. Outstanding contracts are recognized as either assets or liabilities on the balance sheet at fair value. The amount remaining in Accumulated other comprehensive loss as of June 30, 2012 was not significant and is expected to be recognized into earnings within the next three months.
Derivatives not designated as hedging instruments
We use foreign currency forward contracts to reduce the variability in gains and losses generated from the re-measurement of certain monetary assets and liabilities denominated in foreign currencies. These hedges do not qualify for hedge accounting treatment. These derivatives are carried at fair value with gains and losses recognized as Other income (expense), net. Changes in the fair value of the derivatives are largely offset within the consolidated statement of operations by re-measurement of the underlying assets and liabilities. We had a notional value of $4.5 million in derivative instruments that were non-designated hedges at June 30, 2012 and zero at December 31, 2011.

Fair Value of Derivative Instruments

The fair value of derivative instruments in our condensed consolidated balance sheet was as follows as of June 30, 2012:

(in thousands)	June 30, 2012
Derivative assets:
Foreign currency contracts designated as cash flow hedges	$31
Total Derivative assets	$31
Derivative liabilities:
Foreign currency contracts designated as cash flow hedges	$8
Derivatives not designated as hedging instruments	159
Total Derivative liabilities	$167
The effects of derivatives designated as hedging instruments on our condensed consolidated statements of operations were as follows for the three and six months ended June 30, 2012:

	Three months ended June 30,	Six months ended June 30,
(in thousands)	2012	2012
Amount of Gain (Loss) Recognized in Accumulated OCI on Derivatives (Effective Portion)	$(279)	$120
Amount and Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Cost of support and services	17	(27)
Sales and Marketing	231	(33)
Research and Development	5	(11)
General and Administrative	7	(45)
Total	$260	$(116)
Amount and Location of Gain Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Other income (expense), net	$—	$2

The effects of derivatives not designated as hedging instruments on our condensed consolidated statements of operations were as follows for the three and six months ended June 30, 2012:

	Three months ended June 30,	Six months ended June 30,
(in thousands)	2012	2012
Amount and Location of Gain (Loss) Recognized in Income on Derivative
Other income (expense), net	$(138)	$6

11.	COMMON STOCK
Stock-Based Compensation Expense
The following table summarizes stock-based compensation expense for stock options, RSUs and the Purchase Plan recorded in our condensed consolidated statement of operations for the three and six months ended June 30, 2012 and 2011:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2012	2011	2012	2011
Cost of product	$227	$266	$442	$486
Cost of support and services	1,762	1,745	3,345	3,266
Sales and marketing	8,586	9,581	17,837	18,154
Research and development	7,300	6,775	14,478	13,350
General and administrative	5,068	5,188	9,816	10,240
Total	$22,943	$23,555	$45,918	$45,496
Share-Based Payments Valuation Assumptions
The fair value of options granted was estimated at the date of grant using the following assumptions:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Employee Stock Options
Expected life in years	4.2	4.2	4.2	4.2
Risk-free interest rate	0.7%	1.5%	0.7%	1.5-1.7%
Volatility	64%	62%	64%-66%	62%
Weighted average fair value of grants	$8.81	$16.80	$11.25	$18.33

The fair value of Purchase Plan shares granted was estimated at the date of grant using the following assumptions:

	Three and six months ended June 30,
	2012	2011
Purchase Plan
Expected life in years	0.5-2.0	0.5-2.0
Risk-free interest rate	0.2%-0.3%	0.1%-0.6%
Volatility	63%-74%	49%-51%
Weighted average fair value of grants	$9.28	$12.40
Stock Options
As of June 30, 2012, total compensation cost related to stock options granted to employees and directors but not yet recognized was $60.3 million. This cost will be recognized on a straight-line basis over the remaining weighted-average service period. Amortization in the three months ended June 30, 2012 and 2011 was $6.4 million and $8.1 million, respectively. Amortization in the six months ended June 30, 2012 and 2011 was $12.6 million and $17.3 million, respectively.
As of June 30, 2012, 7,076,000 shares were available for grant under the 2006 Equity Incentive Plan. As of June 30, 2012, 2,652,000 shares were available for grant under the 2006 Director Option Plan. As of June 30, 2012, 1,021,000 shares were available for grant under the 2009 Inducement Equity Incentive Plan.
Stock Purchase Plan
As of June 30, 2012, there was $24.4 million of total compensation cost, net of estimated forfeitures, left to be amortized under our Purchase Plan, which will be amortized over the remaining Purchase Plan offering period. Amortization in the three months ended June 30, 2012 and 2011 was $3.2 million and $2.3 million, respectively. Amortization in the six months ended June 30, 2012 and 2011 was $6.1 million and $4.2 million, respectively.

As of June 30, 2012, 1,858,000 shares were available under the Purchase Plan.
Restricted Stock Units
As of June 30, 2012, total unrecognized compensation cost related to non-vested RSUs to employees and directors was $121.1 million. This cost will be recognized over the remaining weighted-average service period. Amortization in the three months ended June 30, 2012 and 2011 was $13.3 million and $13.2 million, respectively. Amortization in the six months ended June 30, 2012 and 2011 was $27.2 million and $24.0 million, respectively.
Share Repurchase Program
On August 19, 2011, our Board of Directors authorized a Share Repurchase Program (the Program), which authorizes us to repurchase up to $150.0 million of our outstanding common stock. On May 17, 2012, the Board of Directors approved a $150.0 million increase to the Program. The Program does not require us to purchase a minimum number of shares, and may be suspended, modified or discontinued at any time without prior notice. For the three months ended June 30, 2012, we repurchased 5,985,823 shares of common stock under this Program on the open market for an aggregate purchase price of $100.0 million, or a weighted average of $16.78 per share. For the six months ended June 30, 2012, we repurchased 6,016,159 shares of common stock under this Program on the open market for an aggregate purchase price of $101.4 million, or a weighted average of $16.86 per share. The timing and amounts of these purchases were based on market conditions and other factors, including price, regulatory requirements and capital availability. The share repurchases were financed by available cash balances and cash from operations. The maximum dollar value of shares of common stock that remain available for purchase under the Program is $163.6 million.
For the three and six months ended June 30, 2011, no shares of common stock were repurchased under a share repurchase program.

12.	INCOME TAXES
Our effective tax rate was 40.5% and 45.1% for the three months ended June 30, 2012 and 2011, respectively, and 39.7% and 42.9% for the six months ended June 30, 2012 and 2011, respectively. Our income tax provision consists of federal, foreign, and state income taxes. The provision for income taxes for the three months ended June 30, 2012 and 2011 was $12.3 million, and $9.3 million, respectively. The provision for income taxes for the six months ended June 30, 2012 and 2011 was $16.5 million and $18.3 million, respectively.
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

Revenue by geography is based on the billing address of the customer. The following table sets forth revenue by geographic area.

Revenue

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2012	2011	2012	2011
Americas
United States	$110,818	$96,516	$206,995	$186,855
Other	6,718	9,927	14,197	20,485
Total Americas	117,536	106,443	221,192	207,340
Europe, Middle East and Africa	51,672	40,028	102,210	79,077
Asia Pacific	29,260	23,824	57,479	47,441
Total revenue	$198,468	$170,295	$380,881	$333,858

14.	LEGAL MATTERS
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
From time to time, we are involved in various legal proceedings, claims and litigation arising in the ordinary course of business. There are no currently pending legal proceedings at June 30, 2012 that, in the opinion of management, would have a material adverse effect on our financial position, results of operations or cash flows.

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

Overview
We were founded in May 2002 by experienced industry leaders with a vision to improve the performance of wide-area distributed computing. Having significant experience in caching technology, our executive management team understood that existing approaches failed to address adequately all of the root causes of this poor performance. We determined that these performance problems could be best solved by simultaneously addressing inefficiencies in software applications and wide-area networks (WANs) as well as insufficient or unavailable bandwidth. This innovative approach served as the foundation of the development of our products. We began commercial shipments of our products in May 2004 and have since sold our products to over 19,000 customers worldwide. We currently offer several product lines including Steelhead appliances directed at the WAN optimization market, Cascade products in the network performance management (NPM) market, our Stingray product line, which competes in the virtual application delivery controller (ADC) market, and our Whitewater cloud storage gateway directed at the cloud back-up and disaster recovery solution market.

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
Scale our sales force and distribution channels - Growth in revenue and increase in market share are key goals for us. We intend to expand our direct sales force and leverage our indirect channels to extend our geographic reach and market penetration. We sell our products directly through our sales force and indirectly through channel partners. We derived 95% of our revenue through indirect channels in the first six months of 2012. We intend to expand our direct sales force and leverage our indirect channels to extend our geographic reach and market penetration.

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
Revenue
Our revenue has grown rapidly since we began shipping products in May 2004, increasing from $2.6 million in 2004 to $726.5 million in 2011. Revenue grew by 17% in the six months ended June 30, 2012 to $198.5 million from $170.3 million in the six months ended June 30, 2011. We believe that our revenue growth in 2010 and 2011, is a positive sign that our products have a significant value proposition to our customers and that the markets that we compete in are still expanding.
Costs and Expenses
Operating expenses consist of sales and marketing, research and development, general and administrative expenses, and acquisition-related costs. Personnel-related costs, including stock-based compensation, are the most significant component of each of these expense categories. As of June 30, 2012, we had 1,739 employees, an increase of 25% from 1,389 employees at June 30, 2011. The increase in employees is the most significant driver behind the increase in costs and operating expenses from the six months ended June 30, 2011 to the six months ended June 30, 2012. The increase in employees was required to support our increased revenue and is due, in part, by our acquisitions during the period. The timing and number of additional hires has and could materially affect our operating expenses, both in absolute dollars and as a percentage of revenue, in any particular period.
Stock-based Compensation Expense
Stock-based compensation expense and related payroll taxes were $23.7 million and $25.1 million in the three months ended June 30, 2012 and 2011, respectively, and $47.3 million and $49.2 million in the six months ended June 30, 2012 and 2011. We expect to continue to incur significant stock-based compensation expense and anticipate further growth in stock-based compensation expense as our employee base grows because we expect stock-based compensation to continue to play an important part in the overall compensation structure for our employees.

Stock-based compensation expense and related payroll tax was as follows:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Cost of product	$244	$286	$498	$554
Cost of support and services	1,843	1,892	3,486	3,604
Sales and marketing	8,823	10,135	18,326	19,695
Research and development	7,582	7,384	14,946	14,690
General and administrative	5,188	5,365	10,086	10,619
Total stock-based compensation expense and related payroll taxes	$23,680	$25,062	$47,342	$49,162
Acquisitions

During the first quarter of 2012, we entered into an agreement to purchase certain assets of Expand Networks Ltd. (Expand), including its intellectual property for $6.5 million.
During fiscal 2011, we acquired two companies to expand our product offerings. The results of operations of these companies are included in our condensed consolidated results for the period subsequent to the acquisition date. In the three and six months ended June 30, 2012, we recognized $6.2 million and $12.8 million, respectively, in revenue, from the sale of these acquired companies’ products and services and we recognized $11.7 million and $23.3 million, respectively, of operating expenses, which included $2.7 million and $5.4 million, respectively, of acquisition-related intangible amortization, $1.0 million and $1.8 million, respectively, of stock-based compensation costs.

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
The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following: revenue recognition, accounting for business combinations, stock-based compensation, accounting for income taxes, inventory valuation and allowances for doubtful accounts. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our year ended December 31, 2011 for a more complete discussion of our critical accounting policies and estimates including revenue recognition, accounting for business combinations, goodwill, intangible assets and impairment assessments, stock-based compensation, accounting for income taxes, inventory valuation and allowances for doubtful accounts. Our critical accounting policies have been discussed with the Audit Committee of the Board of Directors. We believe there have been no material changes to our critical accounting policies and estimates during the three and six months ended June 30, 2012, compared to those discussed in our Form 10-K for the year ended December 31, 2011.

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

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2012	2011	2012	2011
Total Revenue	$198,468	$170,295	$380,881	$333,858
Total Revenue by Type:
Product	$129,369	$116,860	$246,403	$229,012
Support and services	$69,099	$53,435	$134,478	$104,846
% Revenue by Type:
Product	65%	69%	65%	69%
Support and services	35%	31%	35%	31%
Total Revenue by Geography:
Americas
United States	$110,818	$96,516	$206,995	$186,855
Other	$6,718	$9,927	$14,197	$20,485
Total Americas	$117,536	$106,443	$221,192	$207,340
Europe, Middle East and Africa	$51,672	$40,028	$102,210	$79,077
Asia Pacific	$29,260	$23,824	$57,479	$47,441
% Revenue by Geography:
Americas
United States	56%	57%	54%	56%
Other	3%	6%	4%	6%
Total Americas	59%	63%	58%	62%
Europe, Middle East and Africa	26%	23%	27%	24%
Asia Pacific	15%	14%	15%	14%
Total Revenue by Sales Channel:
Direct	$9,609	$9,705	$20,424	$17,960
Indirect	$188,859	$160,590	$360,457	$315,898
% Revenue by Sales Channel:
Direct	5%	6%	5%	5%
Indirect	95%	94%	95%	95%
Quarter Ended June 30, 2012 Compared to the Quarter Ended June 30, 2011: Product revenue increased by 10.7% in the three months ended June 30, 2012 as compared to the three months ended June 30, 2011, due to an increase in unit volume from increasing sales to existing customers and the addition of new customers through acquisitions. We believe the market for our products has grown due to increased market awareness of WAN optimization, NPM and ADC and an increase in distributed organizations, which increases dependence on timely access to data and applications. As of June 30, 2012, our products have been sold to over 19,000 customers, compared to 14,000 customers as of June 30, 2011. In July 2012, we entered into a software license agreement with Juniper Networks for approximately $75 million that will be recognized as revenue over a four year period. We expect revenues from this agreement to be approximately $3 million in the third quarter of 2012 with increases during the four year period to approximately $5 million per quarter.
Substantially all of our customers purchase support when they purchase our products. Support and services revenue increased 29.3% in the three months ended June 30, 2012 as compared to the three months ended June 30, 2011. As our customer base grows, we expect our revenue generated from support and services to increase.
In the three months ended June 30, 2012, we derived 95% of our revenue from indirect channels compared to 94% for the three months ended June 30, 2011. We expect indirect channel revenue to continue to be a substantial majority of our revenue.
We generated 44% of our revenue in the three months ended June 30, 2012 from international locations, compared to 43% in the three months ended June 30, 2011. We continue to expand into international locations and introduce our products in new markets and expect international revenue to increase in dollar amount over time.
Six months ended June 30, 2012 Compared to the Six months ended June 30, 2011: Product revenue increased by 7.6% in the six months ended June 30, 2012 over the same period in the prior year due primarily to an increase in unit volume from sales to new customers and additional purchases by existing customers.
Support and services revenue increased by 28.3% in the six months ended June 30, 2012 over the same period in the prior year due to higher first year support sales from higher product sales and the continued renewal of support contracts by our existing customers.

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

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2012	2011	2012	2011
Revenue:
Product	$129,369	$116,860	$246,403	$229,012
Support and services	69,099	53,435	134,478	104,846
Total revenue	198,468	170,295	380,881	333,858
Cost of revenue:
Cost of product	30,538	23,683	58,427	47,418
Cost of support and services	19,258	16,415	38,040	31,635
Total cost of revenue	49,796	40,098	96,467	79,053
Gross profit:	$148,672	$130,197	$284,414	$254,805
Gross margin for product	76%	80%	76%	79%
Gross margin for support and services	72%	69%	72%	70%
Total gross margin	75%	76%	75%	76%
Quarter Ended June 30, 2012 Compared to the Quarter Ended June 30, 2011: The total cost of product revenue increased $6.9 million, or 28.9%, in the three months ended June 30, 2012 compared to the three months ended June 30, 2011, due primarily to an increase in the cost of product sold by $1.4 million, or 9.3%, an increase in the amortization of acquisition-related intangible assets of $2.0 million, increased shipping costs of $1.5 million primarily due to expedited shipments to stock new products at our logistics centers, and increased cost of hard drives of $1.1 million due to supply chain disruptions from flooding in Thailand during the latter half of 2011. We expect the increase in cost of hard drives to be lower in the second half of 2012 but still higher than the prices that existed before the flooding in Thailand. We opened a new logistics center in the Asia Pacific region in the first quarter of 2012. The new logistics center accounted for $0.2 million of the increase in cost of revenue for the three months ended June 30, 2012. We expect similar costs going forward as a result of opening this logistics center.

Cost of support and services revenue increased $2.8 million, or 17.3%, as we added more technical support headcount domestically and abroad to support our growing customer base. Technical support and services headcount was 203 employees, as of June 30, 2012 compared to 183 employees as of June 30, 2011.
Gross margins decreased slightly to 75% in the three months ended June 30, 2012 as compared to 76% in the three months ended June 30, 2011. Product gross margins decreased to 76% in the three months ended June 30, 2012 from 80% in the three months ended June 30, 2011 as a result of an increase in amortization of acquisition-related intangible assets, increased shipping costs related to new product introductions, and increased cost of hard drives. Gross margins for support and services increased to 72% due to the elimination of certain redundant transportation and warehousing costs as we converted to a new logistics provider.
Six months ended June 30, 2012 Compared to the Six months ended June 30, 2011: The total cost of revenue increased $11.0 million, or 23.2%, in the six months ended June 30, 2012 compared to the six months ended June 30, 2011. The increase in cost of product revenue was due primarily to amortization of acquisition-related intangible assets of $4.1 million, increased expense from shipping costs of $2.7 million, primarily due to expedited shipments to stock new products at our logistics centers, and $1.7 million due to increased cost of hard drives due to supply chain disruptions from flooding in Thailand during the latter half of 2011. Cost of support and services revenue increased $6.4 million, or 20.2%, due to increased personnel related costs as a result of increased headcount.
Gross margins decreased slightly to 75% in the six months ended June 30, 2012 as compared to 76% in the six months ended June 30, 2011. Product gross margins decreased to 76% in the six months ended June 30, 2012 from 79% in the six months ended June 30, 2011 as a result of increased shipping costs, intangibles amortization and cost of hard drives and less favorable product mix. Gross margins for support and services increased slightly to 72%.
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

	Three months ended June 30,		Six months ended June 30,
($ in thousands)	2012	2011	2012	2011
Sales and marketing expenses	$77,366	$63,737	$151,181	$124,821
Percent of total revenue	39%	37%	40%	37%
Quarter Ended June 30, 2012 Compared to the Quarter Ended June 30, 2011: Sales and marketing expenses increased by $13.6 million, or 21.4%, in the three months ended June 30, 2012 compared to the three months ended June 30, 2011, primarily due to increases in personnel costs of $7.5 million. The increase in personnel costs, which include salaries, commissions, bonuses and related benefits and stock-based compensation, was primarily due to headcount increasing to 814 employees, as of June 30, 2012 from 628 employees as of June 30, 2011. The sales and marketing expense is further attributed to increased marketing-related activities and travel and entertainment expense, each of which increased $1.4 million. Intangibles amortization and acquisition-related bonuses contributed $1.2 million and $0.1 million, respectively, to the increase in sales and marketing expense.
Six months ended June 30, 2012 Compared to the Six months ended June 30, 2011: The increase in sales and marketing expenses for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 of $26.4 million, or 21.1%, is primarily due to increases in personnel costs of $13.7 million, increases in marketing costs of $3.4 million and increases in travel and entertainment expenses of $2.2 million. Intangibles amortization and acquisition-related bonuses contributed to $2.5 million and $0.8 million, respectively, of the increase in sales and marketing expense.
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

	Three months ended June 30,		Six months ended June 30,
($ in thousands)	2012	2011	2012	2011
Research and development expenses	$35,802	$29,942	69,913	58,251
Percent of total revenue	18%	18%	18%	17%
Quarter Ended June 30, 2012 Compared to the Quarter Ended June 30, 2011: R&D expenses increased by $5.9 million, or 19.6%, in the three months ended June 30, 2012 compared to the three months ended June 30, 2011, primarily due to increases in personnel costs of $4.3 million and facilities and information technology costs of $0.7 million, offset by a decrease in acquisition-related incentive bonus of $0.9 million. The increase in personnel costs, which include salaries, bonuses and related benefits and stock-based compensation, was primarily due to headcount increasing to 493 employees, as of June 30, 2012 from 384 employees as of June 30, 2011. In addition, during the three months ended June 30, 2012, we continued to record legal fees pursuant to the Silver Peak Systems litigation to R&D expenses, which accounted for $1.0 million of the increase and may become more significant in future periods.

Six months ended June 30, 2012 Compared to the Six months ended June 30, 2011: The increase in R&D expenses for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 of $11.7 million, or 20.0%, is primarily due to an increase in personnel costs of $7.8 million, facilities and information technology costs of $1.3 million, and outside services costs of $0.7 million. Acquisition-related incentive bonuses contributed to an offsetting decrease of $0.1 million in research and development expense.

General and Administrative Expenses
General and administrative (G&A) expenses consist primarily of compensation for personnel and facilities costs related to our executive, finance, human resources, information technology and legal organizations, and fees for professional services. Professional services include legal, audit and information technology consulting costs.

	Three months ended June 30,		Six months ended June 30,
($ in thousands)	2012	2011	2012	2011
General and administrative expenses	$15,492	$14,913	30,126	28,596
Percent of total revenue	8%	9%	8%	9%
Quarter Ended June 30, 2012 Compared to the Quarter Ended June 30, 2011: G&A expenses increased by $0.6 million, or 3.9%, in the three months ended June 30, 2012 compared to the three months ended June 30, 2011, primarily due to a $0.2 million increase in both personnel costs and information technology costs. The increase in personnel costs, which include salaries, bonuses and related benefits and stock-based compensation, was primarily due to headcount increasing to 199 employees, as of June 30, 2012 from 166 employees as of June 30, 2011.
Six months ended June 30, 2012 Compared to the Six months ended June 30, 2011: The increase of $1.5 million, or 5.4%, in general and administrative expenses for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 is primarily due to an increase in personnel costs of $0.5 million and facilities and information technology costs of $0.6 million.
Acquisition-Related Costs
Acquisition-related costs include changes in the fair value of the acquisition-related contingent consideration, transaction costs and integration-related costs, which are summarized as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2012	2011	2012	2011
Transaction costs	$62	$—	$83	$—
Integration and other acquisition-related costs	1,056	—	1,563	—
Change in fair value of acquisition-related contingent consideration	(11,314)	—	(11,286)	—
Total Acquisition-related costs	$(10,196)	$—	$(9,640)	$—

Quarter Ended June 30, 2012 Compared to the Quarter Ended June 30, 2011: The acquisition-related costs recorded in the three months ended June 30, 2012 included a decrease of $11.3 million in the fair value of the acquisition-related contingent consideration for Zeus partially offset by an increase in transaction, integration and other acquisition-related costs of $1.1 million.
Six months ended June 30, 2012 Compared to the Six months ended June 30, 2011: The acquisition-related costs recorded in the first six months of 2012 include $1.6 million of transaction, integration and other acquisition-related costs offset by a decreases in the acquisition-related contingent consideration of $10.2 million and $1.1 million for Zeus and Aptimize, respectively.
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

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2012	2011	2012	2011
Interest income	$373	$427	762	869
Other	(114)	(86)	(2,008)	(30)
Total other income (expense), net	$259	$341	$(1,246)	$839
Quarter Ended June 30, 2012 Compared to the Quarter Ended June 30, 2011: Other income (expense), remained relatively flat in the three months ended June 30, 2012 compared to the three months ended June 30, 2011. Weighted average interest rates applicable to our cash and investment balances remained at 0.3% in the three months ended June 30, 2012 and June 30, 2011.
Six months ended June 30, 2012 Compared to the Six months ended June 30, 2011: Other income (expense), net, decrease by $2.1 million in the six months ended June 30, 2012 compared to the six months ended June 30, 2011, primarily due to increased foreign exchange losses related to the revaluation of certain acquisition-related assets and liabilities. Weighted average interest rates applicable to our cash and investment balances remained at 0.3% in the six months ended June 30, 2012 and 2011. Other expense primarily represents foreign exchange losses on foreign currency denominated liabilities.
Provision for Income Taxes
The provision for income taxes for the three months ended June 30, 2012 and 2011 was $12.3 million and $9.3 million, respectively, and $16.5 million and $18.3 million for the six months ended June 30, 2012 and 2011, respectively. Our income tax provision consists of federal, foreign, and state income taxes. Our effective tax rate was 40.5% and 45.1% for the three months ended June 30, 2012 and 2011, respectively, and 39.7% and 42.9% for the six months ended June 30, 2012 and 2011, respectively.
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
Our effective tax rate for the three and six months ended June 30, 2012 is lower when compared to the same periods in the prior year primarily due to more of our net income in 2012 being earned in jurisdictions with lower tax rates, offset by lower R&D tax credit benefits due to the expiration of the federal R&D tax credit as of December 31, 2011, which had not been renewed as of June 30, 2012.
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

Liquidity and Capital Resources

(in thousands)	June 30, 2012	December 31, 2011
Working capital	$360,992	$350,856
Cash and cash equivalents	$185,019	$215,476
Short and long-term investments	$365,167	$377,887

	Six months ended June 30,
(in thousands)	2012	2011
Cash provided by operating activities	$45,410	$56,720
Cash used in investing activities	$(7,664)	$(104,139)
Cash (used in) provided by financing activities	$(69,903)	$62,157
Cash and Cash Equivalents
Cash and cash equivalents consist of money market mutual funds, government-sponsored enterprise obligations, treasury bills, commercial paper and other money market securities with remaining maturities at date of purchase of 90 days or less.
Short and long-term investments consist of government-sponsored enterprise obligations, municipal bonds, treasury bills and corporate bonds and notes. The fair value of investments is determined as the exit price in the principal market in which we would transact. The fair value of our investments has not materially fluctuated from historical cost. The accumulated unrealized losses, net of tax, on investments recognized in accumulated other comprehensive loss in our stockholders’ equity as of June 30, 2012 is not significant.
Cash and cash equivalents, short-term investments and long-term investments decreased by $43.2 million in the six months ended June 30, 2012 to $550.2 million.
Restricted cash primarily represents collateralized letters of credit established in connection with lease agreements for our facilities. Current restricted cash, which is included in the Prepaid expenses and other current assets in the condensed consolidated balance sheets, totaled $1.3 million and $1.1 million at June 30, 2012 and December 31, 2011, respectively. Long-term restricted cash totaled $7.7 million at June 30, 2012 and $6.0 million at December 31, 2011. Long-term restricted cash is included in Other assets in the condensed consolidated balance sheets and consists primarily of funds held as collateral for letters of credit for the security deposit on the leases of our corporate headquarters.
Since the fourth quarter of 2004, we have expanded our operations internationally. Our sales contracts are principally denominated in U.S. dollars and therefore changes in foreign exchange rates have not materially affected our cash flows from operations. As we fund our international operations, our cash and cash equivalents are affected by changes in exchange rates. In 2011, we concluded acquisitions in international locations that increased our exposure to fluctuations in foreign currency exchange rates on certain foreign currency denominated assets and liabilities. During the three and six months ended June 30, 2012, we settled some of these foreign currency denominated assets and liabilities. To date, the foreign currency effect on our cash and cash equivalents has not been material.

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
Cash provided by operating activities was $45.4 million in the six months ended June 30, 2012, a decrease of $11.3 million compared to $56.7 million in the six months ended June 30, 2011. Cash flow used in operating activities from the change in operating assets and liabilities was $33.6 million in the six months ended June 30, 2012, an increase of cash used of $48.6 million from the prior year period. This was offset by cash provided from operations after adjusting for certain non-cash items, including depreciation and amortization, and stock-based compensation, excess tax benefits from employee stock plans and deferred taxes of $79.0 million, an increase of $37.3 million from the prior year period.
Cash Flows used in Investing Activities
Cash flows used in investing activities primarily relate to purchases of investments, net of sales and maturities, capital expenditures, and acquisitions. Cash used in investing activities was $7.7 million in the six months ended June 30, 2012, a decrease of $96.5 million from the cash used of $104.1 million in the six months ended June 30, 2011. The decrease in cash used is attributed to greater proceeds from the sales and maturities of investments as compared to purchases, which was partially offset by increased capital purchases of $4.3 million and acquisitions of $6.5 million.
Cash (used in) provided by Financing Activities
Cash used in financing activities in the six months ended June 30, 2012 totaled $69.9 million and consisted of cash used to repurchase shares of $101.4 million and taxes paid to net settle equity awards of $4.3 million, offset by cash provided from the proceeds from the issuance of common stock of $23.6 million and excess tax benefit from employee stock plans of $12.2 million.
We believe that our net proceeds from operations, together with our cash balance at June 30, 2012, will be sufficient to fund our projected operating requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of expansion into new territories, the timing of introductions of new products and enhancements to existing products, and the continuing market acceptance of our products. In the future, we may enter into other arrangements for potential investments in, or acquisitions of, complementary businesses, services or technologies, which could require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Contractual Obligations
The following is a summary of our contractual obligations as of June 30, 2012:

	Total	Remaining six months of 2012	2013	2014	2015	2016	Thereafter
	(in thousands)
Contractual Obligations
Operating leases	$158,125	$5,098	$10,697	$13,092	$15,038	$15,749	$98,451
Purchase obligations (1)	$11,255	11,057	198	—	—	—	—
Acquisition-related contingent consideration	$4,199	4,199	—	—	—	—	—
Total contractual obligations	$173,579	$20,354	$10,895	$13,092	$15,038	$15,749	$98,451

(1)
Represents amounts associated with agreements that are enforceable, legally binding and specify terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of payment. Obligations under contracts that we can cancel without a significant penalty are not included in the table above.

Off-Balance Sheet Arrangements
At June 30, 2012 and December 31, 2011, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes, nor did we have any undisclosed material transactions or commitments involving related persons or entities.

Other
At June 30, 2012 and December 31, 2011, we did not have commercial commitments under lines of credit, standby repurchase obligations or other such debt arrangements.

Recent Accounting Pronouncements
See Note 1 of “Notes to Condensed Consolidated Financial Statements” for recent accounting pronouncements that could have an effect on us.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency Risk
Our sales contracts are principally denominated in U.S. dollars and therefore our revenue and receivables are not subject to significant foreign currency risk. We do incur certain operating expenses in currencies other than the U.S. dollar and therefore are subject to volatility in cash flows due to fluctuations in foreign currency exchange rates, particularly changes in the British pound, Euro, Australian dollar and Singapore dollar. We estimate a 5% devaluation of the U.S. dollar against these currencies would increase our operating expenses by approximately $1 million. In the first quarter of 2012, we began to utilize foreign currency forward contracts to hedge certain forecasted foreign currency transactions relating to cost of service and operating expenses. In the three and six months ended June 30, 2012, we recognized a gain of $0.3 million and a charge of $0.1 million, respectively, in cost of support and operating expense. We do not enter into any foreign exchange derivative instruments for trading or speculative purposes.
Pursuant to the acquisition of Zeus, we recorded a U.S. dollar-denominated liability for the acquisition-related contingent consideration on our UK subsidiary. This liability currently totals $4.2 million and is subject to fluctuations in foreign currency exchange rates, which could have a negative impact on our statement of operations.
Interest Rate Sensitivity
We had unrestricted cash and cash equivalents, and investments totaling $550.2 million and $593.4 million at June 30, 2012 and December 31, 2011, respectively. Cash and cash equivalents of $185.0 million and $215.5 million at June 30, 2012 and December 31, 2011, respectively, are held for working capital purposes and include highly liquid investments with a maturity of ninety days or less at the time of purchase. Cash equivalents consist primarily of money market mutual funds, government-sponsored enterprise obligations, treasury bills, and other money market securities. Investments of $365.2 million and $377.9 million at June 30, 2012 and December 31, 2011, respectively, consist of government-sponsored enterprise obligations, treasury bills, FDIC-backed certificates of deposit, municipal bonds and corporate bonds and notes.
We do not enter into investments for trading or speculative purposes. Due to the high investment quality and relative short duration of these investments, we do not believe that we have any material exposure to changes in the fair market value as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income. Interest on highly liquid short-term investments such as U.S. Treasury bills remains low. In addition, the volatility in the credit markets increases the risk of write-downs of investments to fair market value.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures
We evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2012, the end of the period covered by this quarterly report on Form 10-Q. This controls evaluation was done under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO).
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

Based upon the controls evaluation, our CEO and CFO have concluded that as of June 30, 2012, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission and to ensure that material information relating to us and our consolidated subsidiaries is made known to management, including the CEO and CFO.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the second quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting means a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
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

•	limited visibility into customer spending plans;

•	changing market conditions, including current and potential customer consolidation;

•	customer or partner concentration. For example, two value-added distributors represented more than 10% of our revenue for the three months ended June 30, 2012;

•	variation in sales channels, product costs or mix of products sold;

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
Competitive products may in the future have better performance, more and/or better features, lower prices and broader acceptance than our products. Many of our current or potential competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, sales, marketing and other resources than we do. Potential customers may prefer to purchase from their existing suppliers rather than a new supplier regardless of product performance or features. Currently, in the WAN Optimization market we face competition from a number of established companies, including Cisco Systems, Blue Coat Systems, Citrix Systems and F5 Networks. We also face competition from a large number of smaller private companies and new market entrants. In the Network Performance Management market, our Cascade product line primarily competes with Netscout, Computer Associates (NetQos) and OpNet. As a result of our July 2011 acquisitions of Zeus and Aptimize, we face additional competition from F5 Networks and Citrix Systems.
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
Our future success is highly dependent upon establishing and maintaining successful relationships with a variety of channel partners, including value-added resellers, value-added distributors, service providers, and systems integrators. A substantial majority of our revenue (95% in each of the three and six months ended June 30, 2012) is derived from indirect channel sales and we expect indirect channel sales to continue to account for a substantial majority of our total revenue. We employ a two-tier distribution strategy, as part of a larger effort to scale our reach and better serve the needs of our channel. Our revenue depends in large part on the effective performance of these channel partners, and changes to our distribution model, the loss of a channel partner or the reduction in sales to our channel partners could materially reduce our revenues and gross margins. By relying on indirect channels, we may have little or no contact with the ultimate users of our products, thereby making it more difficult for us to establish brand awareness, ensure proper delivery and installation of our products, service ongoing customer requirements and respond to evolving customer needs. In addition, we recognize a large portion of our revenue based on a sell-through model using information regarding the end user customers that is provided by our channel partners. If those channel partners provide us with inaccurate or untimely information, the amount or timing of our revenues could be adversely impacted. For example, we have encountered delays with certain partners where internal processing issues have prevented that partner from providing a purchase order to us in a timely manner.
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

In the year ended December 31, 2011 and in the three and six months ended June 30, 2012, we derived 45%, 44% and 46%, respectively, of our revenue from customers outside the U.S. We have personnel in numerous countries worldwide. We expect to continue to add personnel in additional countries. Our international sales and operations makes us subject to various U.S. and international laws and regulations, including those relating to antitrust, data protection, and business dealings with both commercial and governmental officials and organizations. Our international sales and operations subject us to a variety of additional risks, including:

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
Developing our products is expensive, and the investment in product development may involve a long payback cycle or may not generate additional revenue at all. In the second quarter of 2012, our research and development expenses were $35.8 million, or approximately 18% of our total revenue. Our future plans include significant investments in research and development and related product opportunities. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. These investments may take several years to generate positive returns, if ever.
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
The trading prices of the securities of technology companies, including our own, have been highly volatile. Further, our common stock has a limited trading history. Since our initial public offering in September 2006 through June 30, 2012, our stock price, after adjusting for our 2:1 stock split in the form of a stock dividend effected in November 2010, has fluctuated from a low of $3.55 to a high of $44.70. The market price of our common stock has at times reflected a higher multiple of expected future earnings than many other companies. As a result, even small changes in investor expectations regarding our future growth and earnings, whether as a result of actual or rumored financial or operating results, changes in the mix of products and services sold, acquisitions, industry changes, or other factors, could result in, and have recently resulted in, significant fluctuations in the market price of our common stock.
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
There were no sales of unregistered securities during the three and six months ended June 30, 2012.
ISSUER PURCHASES OF EQUITY SECURITIES
The following table summarizes the stock repurchase activity for the three months ended June 30, 2012 and the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1) (2)
April 1, 2012 – April 30, 2012	275,100	$19.84	275,100	$108,095,000
May 1, 2012 – May 31, 2012	3,112,233	16.71	3,112,233	206,084,000
June 1, 2012 – June 30, 2012	2,571,490	16.54	2,571,490	163,552,000
Total	5,958,823	$16.78	5,958,823	$163,552,000

(1)
On August 19, 2011, our Board of Directors authorized a Share Repurchase Program, which authorizes us to repurchase up to $150.0 million of our outstanding common stock. On May 17, 2012, our Board of Directors authorized a $150.0 million increase to the Share Repurchase Program. The Share Repurchase Program will expire in August 2013.

(2)
During the second quarter of 2012, we repurchased 5,985,823 shares of common stock under this Program for an aggregate purchase price of approximately $100.0 million, or a weighted average of $16.78 per share. These shares were purchased in open market transactions. The timing and amounts of these purchases were based on market conditions and other factors including price, regulatory requirements and capital availability. The share repurchases were financed by available cash balances and cash from operations.

Item 6.	Exhibits

Exhibit No.	Description

3.1	Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws. (2)

4.1	Form of Common Stock Certificate. (1)

10.1	First Amendment to Lease dated as of April 13, 2012, pursuant to Lease agreement dated as of February 2, 2012, between 680 Folsom Owner LLC and the Registrant.

10.2	Amendment to Non-Employee Director Stock Option Agreements, dated May 7, 2012, by and between Stanley J. Meresman and the Registrant.

31.1	Certifications

31.2	Certifications

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (No. 333-133437) filed with the SEC on April 20, 2006, as amended.

(2)	Incorporated by reference to Registrant’s Current Report on Form 8-K (No. 001-33023) filed with the SEC on February 22, 2011.

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
Date: July 27, 2012

RIVERBED TECHNOLOGY, INC.

By:	/s/ Jerry M. Kennelly
Jerry M. Kennelly
President and Chief Executive Officer
Date: July 27, 2012

RIVERBED TECHNOLOGY, INC.

By:	/s/ Randy S. Gottfried
Randy S. Gottfried
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

3.1	Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws. (2)

4.1	Form of Common Stock Certificate. (1)

10.1	First Amendment to Lease dated as of April 13, 2012, pursuant to Lease agreement dated as of February 2, 2012, between 680 Folsom Owner LLC and the Registrant.

10.2	Amendment to Non-Employee Director Stock Option Agreements, dated May 7, 2012, by and between Stanley J. Meresman and the Registrant.

31.1	Certifications

31.2	Certifications

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (No. 333-133437) filed with the SEC on April 20, 2006, as amended.

(2)	Incorporated by reference to Registrant’s Current Report on Form 8-K (No. 001-33023) filed with the SEC on February 22, 2011.

* Furnished and not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Riverbed Technology, Inc. under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.