Form 10-Q
period 2012-09-30
Riverbed Technology, Inc.
filed 2012-10-25
CIK 1357326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-Q
_____________________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
OR
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
The number of shares of the registrant’s common stock, par value $0.0001, outstanding as of October 18, 2012 was: 153,893,507.

RIVERBED TECHNOLOGY, INC.

Item 1.	Financial Statements

RIVERBED TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of September 30, 2012 and December 31, 2011
(in thousands, except par value)

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$279,281	$215,476
Short-term investments	253,770	254,753
Trade receivables, net of allowances of $1,340 and $1,586 as of September 30, 2012 and December 31, 2011, respectively	86,413	78,016
Inventory	18,840	11,437
Deferred tax assets	16,856	16,783
Prepaid expenses and other current assets	36,385	35,078
Total current assets	691,545	611,543
Long-term investments	137,053	123,134
Fixed assets, net	35,842	29,277
Goodwill	117,626	117,474
Intangibles, net	57,895	68,274
Deferred tax assets, non-current	52,159	56,708
Other assets	23,263	24,789
Total assets	$1,115,383	$1,031,199
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$38,816	$35,341
Accrued compensation and benefits	37,853	61,256
Other accrued liabilities	27,704	42,959
Deferred revenue	152,956	121,131
Total current liabilities	257,329	260,687
Deferred revenue, non-current	87,641	36,248
Other long-term liabilities	25,026	23,200
Total long-term liabilities	112,667	59,448
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value – 30,000 shares authorized, no shares outstanding	—	—
Common stock and additional paid-in capital; $0.0001 par value – 600,000 shares authorized; 153,868 and 157,454 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	613,889	631,921
Retained earnings	132,929	83,116
Accumulated other comprehensive loss	(1,431)	(3,973)
Total stockholders’ equity	745,387	711,064
Total liabilities and stockholders’ equity	$1,115,383	$1,031,199
See Notes to Condensed Consolidated Financial Statements.

RIVERBED TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Revenue:
Product	$144,605	$132,061	$391,008	$361,073
Support and services	73,992	57,722	208,470	162,568
Total revenue	218,597	189,783	599,478	523,641
Cost of revenue:
Cost of product	30,985	26,968	89,412	74,386
Cost of support and services	19,072	17,998	57,112	49,633
Total cost of revenue	50,057	44,966	146,524	124,019
Gross profit	168,540	144,817	452,954	399,622
Operating expenses:
Sales and marketing	81,934	70,208	233,115	195,029
Research and development	36,139	30,999	106,052	89,250
General and administrative	13,884	15,353	44,010	43,949
Acquisition-related costs (credits)	(2,865)	2,732	(12,505)	4,124
Total operating expenses	129,092	119,292	370,672	332,352
Operating income	39,448	25,525	82,282	67,270
Other income (expense), net	5	(151)	(1,241)	688
Income before provision for income taxes	39,453	25,374	81,041	67,958
Provision for income taxes	14,723	6,049	31,228	24,305
Net income	$24,730	$19,325	$49,813	$43,653
Net income per common share:
Basic	$0.16	$0.12	$0.32	$0.28
Diluted	$0.15	$0.12	$0.30	$0.26
Shares used in computing net income per common share:
Basic	153,823	155,367	156,313	153,981
Diluted	161,877	167,031	164,880	166,920
See Notes to Condensed Consolidated Financial Statements.

RIVERBED TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Net income	$24,730	$19,325	$49,813	$43,653
Unrealized gain (loss) on investments, net of tax	91	(140)	37	(78)
Foreign currency translation adjustment	763	(4,110)	2,463	(3,676)
Derivative instruments gain, net of tax	39	—	42	—
Comprehensive income	$25,623	$15,075	$52,355	$39,899
See Notes to Condensed Consolidated Financial Statements.

RIVERBED TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine months ended September 30,
	2012	2011
Operating Activities:
Net income	$49,813	$43,653
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,743	16,477
Stock-based compensation	66,170	68,000
Deferred taxes	4,655	(6,463)
Excess tax benefit from employee stock plans	(14,532)	(34,482)
Changes in operating assets and liabilities:
Trade receivables	(8,397)	(15,892)
Inventory	(7,293)	(219)
Prepaid expenses and other assets	3,637	(14,405)
Accounts payable	3,563	7,982
Accrued and other liabilities	(23,579)	6,354
Acquisition-related contingent consideration liability	(15,882)	1,552
Income taxes payable	16,895	42,546
Deferred revenue	82,518	32,184
Net cash provided by operating activities	185,311	147,287
Investing Activities:
Capital expenditures	(17,121)	(12,017)
Purchase of available for sale securities	(403,482)	(504,074)
Proceeds from maturities of available for sale securities	274,428	294,511
Proceeds from sales of available for sale securities	112,760	135,926
Acquisitions, net of cash and cash equivalents acquired	(6,458)	(120,179)
Net cash used in investing activities	(39,873)	(205,833)
Financing Activities:
Proceeds from issuance of common stock under employee stock plans, net of repurchases	32,751	41,996
Taxes paid related to net shares settlement of equity awards	(4,278)	(10,088)
Payments for repurchases of common stock	(127,144)	(20,017)
Excess tax benefit from employee stock plans	14,532	34,482
Net cash (used in) provided by financing activities	(84,139)	46,373
Effect of exchange rate changes on cash and cash equivalents	2,506	303
Net increase (decrease) in cash and cash equivalents	63,805	(11,870)
Cash and cash equivalents at beginning of period	215,476	165,726
Cash and cash equivalents at end of period	$279,281	$153,856
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
Significant Accounting Policies
Basis of Presentation
The condensed consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated. The accompanying condensed consolidated balance sheet as of September 30, 2012, the condensed consolidated statements of operations for the three and nine months ended September 30, 2012 and 2011, the condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2012 and 2011, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2012 and 2011 are unaudited. The accompanying statements should be read in conjunction with the audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2011.
The accompanying condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (GAAP) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). They do not include all of the financial information and footnotes required by GAAP for complete financial statements. We believe the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments necessary for the fair presentation of our balance sheet as of September 30, 2012, our results of operations and comprehensive income for the three and nine months ended September 30, 2012 and 2011 and our cash flows for the nine months ended September 30, 2012 and 2011. All adjustments are of a normal recurring nature. The results for the nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for any subsequent quarter or for the year ending December 31, 2012.
There have been no significant changes in our critical accounting policies during the three and nine months ended September 30, 2012, as compared to the critical accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2011.
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

Support and services consist of support services, professional services, and training. Support services include repair and replacement of defective hardware appliances, software updates and access to technical support personnel. Software updates provide customers with rights to unspecified software product upgrades and to maintenance releases and patches released during the term of the support period. Revenue for support services is recognized on a straight-line basis over the service contract term, which is typically 1 to 3 years. Professional services are recognized upon delivery or completion of performance. Professional service arrangements are typically short term in nature and are largely completed within 90 days from the start of service. Training services are recognized upon delivery of the training.
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
Inventory Valuation
Inventory consists of hardware and related component parts and is stated at the lower of cost (on a first-in, first-out basis) or market. A portion of our inventory relates to evaluation units located at customer locations, as some of our customers test our equipment prior to purchasing. Inventory that is obsolete or in excess of our forecasted demand is written down to its estimated realizable value based on historical usage, expected demand, and with respect to evaluation units, the historical conversion rate, the age of the units, and the estimated loss of utility. Inherent in our estimates of market value in determining inventory valuation are estimates related to economic trends, future demand for our products, the timing of new product introductions and technological obsolescence of our products. Inventory write-downs are recognized as cost of product and amounted to $1.5 million and $1.6 million in the three months ended September 30, 2012 and 2011, respectively, and $4.7 million and $4.8 million in the nine months ended September 30, 2012 and 2011, respectively.
Service Inventory
We hold service inventory that is used to repair or replace defective hardware reported by our customers who purchase support services. We classify service inventory as Prepaid expenses and other current assets. At September 30, 2012 and December 31, 2011, our service inventory balance was $13.1 million and $9.3 million, respectively.

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
Goodwill, Intangible Assets and Impairment Assessments
Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets. Goodwill is tested for impairment at least annually (more frequently if certain indicators are present). In the event that we determine that the fair value of our single reporting unit is less than the reporting unit’s carrying value, we will incur an impairment charge for the amount of the difference during the quarter in which the determination is made.
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
Concentrations of Risk
Financial instruments that are potentially subject to concentrations of credit risk consist primarily of cash, cash equivalents, marketable securities, and trade receivables. Investment policies have been implemented that limit investments to investment grade securities. The average portfolio maturity is currently less than a year. The risk with respect to trade receivables is mitigated by credit evaluations we perform on our customers and by the diversification of our customer base. One value-added distributor, Arrow Enterprise Computing Solutions, Inc. (Arrow), accounted for 11% and 14% of our trade receivable balance as of September 30, 2012 and December 31, 2011, respectively. One value-added distributor, Arrow, represented 17% of our revenue for the three months ended September 30, 2012. Two value-added distributors, Arrow and Avnet, Inc., represented 17% and 10%, respectively, of our revenue for the nine months ended September 30, 2012. One value-added distributor, Arrow, represented 14% of our revenue for each of the three and nine months ended September 30, 2011.
We outsource the production of our inventory to third-party manufacturers. We rely on purchase orders or long-term contracts with our contract manufacturers. At September 30, 2012, we had no long-term contractual commitment with any manufacturer; however, we did have a P90D day commitment totaling $5.3 million.
Recent Accounting Pronouncements
In July 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2012-02, Intangibles-Goodwill and Other (Topic 350)-Testing Indefinite-Lived Intangible Assets for Impairment (ASU 2012-02), to allow entities to use a qualitative approach to test indefinite-lived intangible assets for impairment. ASU 2012-02 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed quantitative impairment test by comparing the fair value of the indefinite-lived intangible asset with its carrying value. Otherwise, the quantitative impairment test is not required. ASU 2012-02 is effective for us in fiscal 2014 and earlier adoption is permitted. We are currently evaluating the impact of our pending adoption of ASU 2012-02 on our consolidated financial statements.
In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210) - Disclosures about Offsetting Assets and Liabilities (ASU 2011-11), that requires an entity to disclose additional information about offsetting and related arrangements to enable users of the financial statements to understand the effect of those arrangements on the financial position. ASU 2011-11 will be effective for us in fiscal 2013 and any related disclosures required will be applied retrospectively. We believe that the adoption of ASU 2011-11 may impact future disclosures but will not impact our consolidated financial statements.

2.	ACQUISITIONS
Fiscal 2012 Acquisitions
Expand assets
    On January 11, 2012, we entered into an agreement to purchase certain assets of Expand Networks Ltd. (Expand), including its intellectual property, for $6.5 million. We did not purchase the corporate entity of Expand and have not assumed any of Expand's liabilities or obligations. We did not consider this acquisition significant.
Fiscal 2011 Acquisitions
Zeus Technology Ltd.
In July 2011, we acquired the outstanding securities of Zeus Technology Ltd. (Zeus). The acquisition expanded our products and technology to compete in the virtual ADC market. Zeus pioneered the development of software-based highly scalable ADCs that deliver high-performance software-based load balancing and traffic management solutions for virtual and cloud environments. We have included the financial results of Zeus in our consolidated financial statements from the acquisition date.
Pursuant to the share purchase agreement with Zeus we made payments totaling $105.6 million in cash for all of the outstanding securities of Zeus on July 19, 2011. In addition, the share purchase agreement provided for certain additional potential payments (acquisition-related contingent consideration) totaling up to $27.0 million in cash, based on achievement of certain bookings targets related to Zeus products for the period from July 20, 2011 through July 31, 2012 (the Zeus Earn-Out period). The share purchase agreement also provided for a potential $3.0 million payment as an incentive bonus to former employees of Zeus, based on achievement of certain bookings targets related to Zeus products for the Zeus Earn-Out period.
Fair Value of Consideration Transferred
The total acquisition date fair value of the consideration transferred was estimated at $119.1 million, which included the initial payments totaling $105.6 million in cash and a liability of $13.5 million for the acquisition date fair value of the acquisition-related contingent consideration. The change in the fair value of the acquisition-related contingent consideration subsequent to the acquisition date, including changes from events after the acquisition date, such as changes in our estimate of the bookings targets, was recognized in earnings in the period the estimated fair value changed. The fair value estimate was based on the probability weighted bookings to be achieved over the Zeus Earn-Out period. Actual achievement of bookings below $25.0 million reduced the liability to zero and achievement of bookings of $40.0 million or more would have increased the liability to $27.0 million.
We estimated the fair value of the acquisition-related contingent consideration using a probability-weighted discounted cash flow model. This fair value measurement is based on significant inputs not observed in the market and thus represents a Level 3 measurement. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect our own assumptions in measuring fair value. The estimated fair value of acquisition-related contingent consideration of $13.5 million included amounts to be distributed directly to shareholders, discounted at 17.5%, but excluded a fair value estimate of $1.7 million to be paid to former employees of Zeus. During the three and nine months ended September 30, 2012, we reduced the contingent consideration liability by $3.9 million and $14.1 million, respectively, which was recorded in Acquisition-related costs (credits), due to changes in the fair value of acquisition-related contingent consideration to be distributed directly to former Zeus shareholders. As of September 30, 2012, the acquisition-related contingent consideration liability to Zeus shareholders is zero. The amount of the acquisition-related contingent consideration liability to Zeus shareholders is based on our determination that the applicable bookings target related to Zeus products for the Zeus Earn-Out period was not achieved. The representative of the Zeus shareholders has exercised its contractual right to examine our determination of actual bookings related to Zeus products, and is currently disputing our determination and contending that the entire $27.0 million in contingent consideration is payable to Zeus shareholders. We believe that the contention of the representative of the Zeus shareholders is without merit and intend to vigorously defend our determination.
At the acquisition date, we estimated the fair value of an incentive bonus to be paid to the former employees of Zeus (Zeus incentive bonus) to be $1.7 million. This fair value was also estimated using a probability-weighted discounted cash flow model on the achievement of the bookings target. No liability for the Zeus incentive bonus was recorded as of the acquisition date, as this component is considered compensatory and was recognized as compensation cost in operating expense ratably over the service period from July 20, 2011 to July 31, 2012. As of September 30, 2012, we estimated the fair value of the incentive bonus to be paid to the former employees of Zeus to be zero based on our determination that the applicable bookings target related to Zeus products for the Zeus Earn-Out period was not achieved. During the three and nine months ended September 30, 2012, we recorded credits to acquisition-related compensation cost of $0.3 million, and $0.7 million, respectively, for the incentive bonus to be paid to the former employees of Zeus.
Aptimize Ltd.
In July 2011, we acquired the outstanding securities of Aptimize Ltd. (Aptimize) to expand our product offerings. We have included the financial results of Aptimize in our consolidated results from the acquisition date. This acquisition was not significant, and therefore the pro forma results of operations have not been presented.
Pursuant to the share purchase agreement with Aptimize we made payments totaling $17.3 million in cash for all of the outstanding securities of Aptimize. In addition, the share purchase agreement provided for certain additional potential payments (acquisition-related contingent consideration) totaling up to $17.0 million in cash to be paid to Aptimize shareholders, based on achievement of certain bookings targets related to Aptimize products for the period from September 1, 2011 through September 30, 2012. There was no change in the acquisition-related contingent consideration for Aptimize shareholders in the three months ended September 30, 2012. During the nine months ended September 30, 2012, we reduced the contingent consideration liability by $1.1 million, which was recorded in Acquisition-related costs (credits), due to a change in the fair value of acquisition-related contingent consideration to be distributed directly to former Aptimize shareholders. As of September 30, 2012, the acquisition-related contingent consideration liability to Aptimize shareholders is zero.
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
Acquisition-related Costs (Credits)
Acquisition-related costs (credits) include transaction costs, integration and other acquisition-related costs and changes in the fair value of the acquisition-related contingent consideration. During the three and nine months ended September 30, 2012, we recorded a credit of $3.9 million and $14.1 million, respectively, related to change in fair value of the acquisition-related contingent consideration to be paid directly to the Zeus shareholders for the three and nine months ended September 30, 2012. During the nine months ended September 30, 2012, we recorded a credit of $1.1 million related to change in fair value of the acquisition-related contingent consideration to be paid directly to the Aptimize shareholders. There was no change in the fair value of the acquisition-related contingent consideration to be paid directly to the Aptimize shareholders during the three months ended September 30, 2012.

3.	NET INCOME PER COMMON SHARE
Basic net income per common share is computed by dividing net income by the weighted average number of vested common shares outstanding during the period. Diluted net income per common share is computed by giving effect to all potential dilutive common shares, including stock awards. The following table sets forth the computation of net income per share:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2012	2011	2012	2011
Net income	$24,730	$19,325	$49,813	$43,653
Weighted average common shares outstanding - basic	153,823	155,367	156,313	153,981
Dilutive effect of employee stock plans	8,054	11,664	8,567	12,939
Weighted average common shares outstanding - diluted	161,877	167,031	164,880	166,920
Basic net income per share	$0.16	$0.12	$0.32	$0.28
Diluted net income per share	$0.15	$0.12	$0.30	$0.26
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
The following weighted average outstanding options were excluded from the computation of diluted net income per common share for the periods presented because including them would have had an anti-dilutive effect:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2012	2011	2012	2011
Total potential anti-dilutive shares of common stock	7,007	3,300	8,642	1,819

4.	FAIR VALUE OF ASSETS
As of September 30, 2012, the fair value measurements of our cash, cash equivalents and investments, derivative assets and acquisition-related contingent consideration consisted of the following:

(in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Corporate bonds and notes	$63,127	$—	$63,127	$—
U.S. government backed securities	75,085	75,085	—	—
U.S. government-sponsored enterprise obligations	40,526	—	40,526	—
Money market funds	33,743	33,743	—	—
Cash	66,800	—	—	—
Total cash and cash equivalents	$279,281	$108,828	$103,653	$—
Corporate bonds and notes	$84,890	$—	$84,890	$—
U.S. government backed securities	18,873	18,873	—	—
U.S. government-sponsored enterprise obligations	277,244	—	277,244	—
FDIC-backed certificates of deposit	9,816	—	9,816	—
Total investments	$390,823	$18,873	$371,950	$—
Derivative asset	$222	$—	$222	$—
As of December 31, 2011, the fair value measurements of our cash, cash equivalents and investments and acquisition-related contingent consideration consisted of the following:

(in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Corporate bonds and notes	$18,000	$—	$18,000	$—
U.S. government-sponsored enterprise obligations	12,649	—	12,649	—
Money market funds	57,702	57,702	—	—
FDIC-backed certificates of deposit	481	—	481	—
Cash	126,644	—	—	—
Total cash and cash equivalents	$215,476	$57,702	$31,130	$—
Corporate bonds and notes	$95,104	$—	$95,104	$—
U.S. government backed securities	16,106	16,106	—	—
U.S. government-sponsored enterprise obligations	255,180	—	255,180	—
FDIC-backed certificates of deposit	11,497	—	11,497	—
Total investments	$377,887	$16,106	$361,781	$—
Liabilities:
Acquisition-related contingent consideration	$15,898	$—	$—	$15,898

The following tables present the gross unrealized gains and gross unrealized losses as of September 30, 2012 and December 31, 2011:

(in thousands)	Fair Value	Unrealized Gains	Unrealized Losses
Corporate bonds and notes	$73,416	$40	$—
Corporate bonds and notes	11,474	—	(4)
U.S. government backed securities	18,873	8	—
U.S. government-sponsored enterprise obligations	181,975	111	—
U.S. government-sponsored enterprise obligations	95,269	—	(29)
FDIC-backed certificates of deposit	8,856	1	—
FDIC-backed certificates of deposit	960	—	(1)
Total investments at September 30, 2012	$390,823	$160	$(34)
Corporate bonds and notes	$60,553	$36	$—
Corporate bonds and notes	34,551	—	(30)
U.S. government backed securities	15,083	21	—
U.S. government backed securities	1,023	—	(1)
U.S. government-sponsored enterprise obligations	138,816	79	—
U.S. government-sponsored enterprise obligations	116,364	—	(49)
FDIC-backed certificates of deposit	9,816	1	—
FDIC-backed certificates of deposit	1,681	—	(1)
Total investments at December 31, 2011	$377,887	$137	$(81)
We have evaluated our investments as of September 30, 2012 and have determined that no investments with unrealized losses are other-than-temporarily impaired. No investments have been in a continuous loss position greater than one year.
Cash, Cash Equivalents and Investments
Cash and cash equivalents consist primarily of highly liquid investments in money market mutual funds, government-sponsored enterprise obligations, treasury bills, commercial paper and other money market securities with remaining maturities at date of purchase of 90 days or less. The carrying value of cash and cash equivalents at September 30, 2012 and December 31, 2011 was $279.3 million and $215.5 million, respectively. The carrying value approximates fair value at September 30, 2012 and December 31, 2011.
Investments, which are classified as available for sale at September 30, 2012, are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. Investments consist of government-sponsored enterprise obligations, treasury bills, FDIC-backed certificates of deposit and corporate bonds and notes. The fair value of our investments is determined as the exit price in the principal market in which we would transact. Level 1 instruments are valued based on quoted market prices in active markets and include treasury bills and money market funds. Level 2 instruments are valued based on quoted prices in markets that are not active, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency and include corporate bonds and notes, municipal bonds, government-sponsored enterprise obligations and FDIC-backed certificates of deposit. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect our own assumptions in measuring fair value. As of September 30, 2012 and December 31, 2011 we had no investments valued as Level 3 instruments. As of September 30, 2012 and December 31, 2011, the investments are recorded at amortized cost, which approximates fair market value. Generally, our investments have maturity dates up to two years from our date of purchase and active markets for these investments exist.
Restricted Cash
Restricted cash primarily represents collateralized letters of credit established in connection with lease agreements for our facilities. Current restricted cash totaled $1.3 million and $1.1 million as of September 30, 2012 and December 31, 2011, respectively. Current restricted cash is included in Prepaid expenses and other current assets in the consolidated balance sheet. Long-term restricted cash totaled $7.7 million and $6.0 million at September 30, 2012 and December 31, 2011, respectively. Long-term restricted cash is included in Other assets in the consolidated balance sheets and consists primarily of funds held as collateral for letters of credit for the security deposit on the leases of our corporate headquarters.

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
The change in the acquisition-related contingent consideration liability consisted of the following:

(in thousands)
Balance as of December 31, 2011	$15,898
Acquisition-related compensation costs	(705)
Adjustments to fair value measurement	(15,193)
Balance as of September 30, 2012	$—

5.	INVENTORY
Inventories consist primarily of hardware and related component parts and evaluation units located at customer locations, and are stated at the lower of cost (on a first-in, first-out basis) or market. Inventory is comprised of the following:

(in thousands)	September 30, 2012	December 31, 2011
Raw materials	$2,940	$1,405
Finished goods	12,604	7,241
Evaluation units	3,296	2,791
Total inventory	$18,840	$11,437

6.	GOODWILL
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
The change in goodwill consisted of the following:

(in thousands)
Balance as of December 31, 2011	$117,474
Additions resulting from acquisitions	152
Balance as of September 30, 2012	$117,626

7.	DEFERRED REVENUE
Deferred revenue consisted of the following:

(in thousands)	September 30, 2012	December 31, 2011
Product	$66,085	$6,888
Support and services	174,512	150,491
Total deferred revenue	$240,597	$157,379
Reported as:
Deferred revenue, current	$152,956	$121,131
Deferred revenue, non-current	87,641	36,248
Total deferred revenue	$240,597	$157,379
Deferred product revenue relates to arrangements where not all revenue recognition criteria have been met. During the third quarter of 2012, we recorded $65.0 million to deferred product revenue related to cash received from Juniper Networks, Inc. (Juniper).

Effective July 3, 2012, we entered into multiple agreements contemporaneously with Juniper pursuant to which we acquired certain rights and licenses to Juniper's WX WAN optimization product line, entered into a technology integration agreement to integrate our Steelhead® Mobile technology into the Juniper Networks® Junos® Pulse client to enable a mobile acceleration solution for mobile phones and tablets, and granted Juniper a source code license for our application delivery controller (ADC) technology and related tools with rights to modify, create and distribute their own ADC product.
Pursuant to these agreements, Juniper will pay us approximately $75.0 million, with the initial payment made in July 2012 of $65.0 million and $10.0 million due at the first anniversary of the effective date, and transfer to us certain assets of the Juniper WX WAN optimization business primarily related to customer lists, which was valued at $0.7 million. The consideration transferred to Juniper was a source code license to our ADC technology for distribution on their appliances and four years of nonstandard product support valued at $75.7 million. The transaction was accounted for as a business combination, and there was no goodwill recorded as part of the transaction. We will recognize the initial payment of $65.0 million as revenue ratably over the four-year support term, because we do not have VSOE of fair value for the undelivered nonstandard support services. As of September 30, 2012, based on cash received, $61.0 million of this transaction remained in deferred product revenue.
Deferred support revenue represents customer payments made in advance for support contracts. Support contracts are typically billed on a per annum basis in advance and revenue is recognized ratably over the support period.
Deferred revenue, non-current consists primarily of deferred revenue related to the Juniper transaction and customer payments made in advance for support contracts with terms of more than 12 months.

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
We lease our facilities under non-cancelable operating lease agreements. Future minimum commitments for these operating leases in place as of September 30, 2012 with a remaining non-cancelable lease term in excess of one year are as follows:

(in thousands)
2012 (the three months ending December 31)	$2,762
2013	11,980
2014	11,207
2015	13,335
2016	16,234
2017 and thereafter	98,856
Total	$154,374
The terms of certain lease agreements provide for rental payments on a graduated basis. We recognize rent expense on a straight-line basis over the lease period and have accrued for rent expense incurred but not paid. Rent expense under operating leases was $3.6 million and $2.9 million for the three months ended September 30, 2012 and 2011, respectively, and $9.8 million and $8.1 million for the nine months ended September 30, 2012 and 2011, respectively.
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

We use derivative instruments to partially offset our market exposures to fluctuations in certain foreign currency exchange rates, which exist as part of ongoing business operations. Our general practice is to hedge a majority of transaction exposures denominated in British pounds, Euros, Australian dollars and Singapore dollars. These instruments have maturities between one to six months in the future. We do not enter into derivative instrument transactions for trading or speculative purposes.
Foreign currency contracts designated as cash flow hedges
We utilize foreign currency forward contracts to hedge certain forecasted foreign currency transactions relating to cost of service and operating expense. These contracts are designated and documented as cash flow hedges at their inception. All changes in time value are excluded from the cash flow hedge and recorded to Other income (expense), net in the period incurred. The effective portion of derivative's gains or losses on these hedges is initially included in Accumulated other comprehensive income (loss) and is subsequently reclassified into the cost of service or operating expense, to which the hedged transaction relates, upon the occurrence of the forecasted transaction. We record any ineffectiveness of the hedging instruments in Other income (expense), net in our condensed consolidated financial statements in the period incurred. No ineffectiveness was recorded during the three and nine months ended September 30, 2012.
The notional amount of these contracts was $25.8 million at September 30, 2012 and zero at December 31, 2011. Outstanding contracts are recognized as either assets or liabilities on the balance sheet at fair value. The amount remaining in Accumulated other comprehensive loss as of September 30, 2012 was not significant and is expected to be recognized into earnings within the next three months.
Derivatives not designated as hedging instruments
We use foreign currency forward contracts to reduce the variability in gains and losses generated from the re-measurement of certain monetary assets and liabilities denominated in foreign currencies. These hedges do not qualify for hedge accounting treatment. These derivatives are carried at fair value with gains and losses recognized as Other income

(expense), net. Changes in the fair value of the derivatives are largely offset within the consolidated statement of operations by re-measurement of the underlying assets and liabilities. We had a notional value of $5.1 million in derivative instruments that were non-designated hedges at September 30, 2012 and zero at December 31, 2011.
Fair Value of Derivative Instruments

The fair value of derivative instruments in our condensed consolidated balance sheet was as follows as of September 30, 2012:

(in thousands)	September 30, 2012
Derivative assets:
Foreign currency contracts designated as cash flow hedges	$41
Derivatives not designated as hedging instruments	181
Total Derivative assets	$222
The effects of derivatives designated as hedging instruments on our condensed consolidated statements of operations were as follows for the three and nine months ended September 30, 2012:

	Three months ended September 30,	Nine months ended September 30,
(in thousands)	2012	2012
Amount of gain recognized in Accumulated OCI on derivatives (effective portion)	$252	$371
Amount and location of loss reclassified from Accumulated OCI into Income (effective portion)
Cost of support and services	(32)	(59)
Sales and marketing	(151)	(184)
Research and development	(18)	(29)
General and administrative	(9)	(54)
Total	$(210)	$(326)
Amount and location of gain recognized in Income on derivatives (ineffective portion and amount excluded from effectiveness testing)
Other income (expense), net	$7	$9

The effects of derivatives not designated as hedging instruments on our condensed consolidated statements of operations were as follows for the three and nine months ended September 30, 2012:

	Three months ended September 30,	Nine months ended September 30,
(in thousands)	2012	2012
Amount and location of gain recognized in Income on derivative
Other income (expense), net	$168	$174

11.	COMMON STOCK
Stock-Based Compensation Expense
The following table summarizes stock-based compensation expense for stock options, RSUs and the Purchase Plan recorded in our condensed consolidated statement of operations for the three and nine months ended September 30, 2012 and 2011:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2012	2011	2012	2011
Cost of product	$243	$247	$685	$733
Cost of support and services	1,637	1,587	4,982	4,853
Sales and marketing	8,602	8,742	26,439	26,896
Research and development	6,534	6,817	21,012	20,167
General and administrative	3,236	5,111	13,052	15,351
Total	$20,252	$22,504	$66,170	$68,000
Share-Based Payments Valuation Assumptions
The fair value of options granted was estimated at the date of grant using the following assumptions:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Employee Stock Options
Expected life in years	4.2	4.2	4.2	4.2
Risk-free interest rate	0.6%	1.0%	0.6%-0.7%	1.0-1.7%
Volatility	64%	67%	64%-66%	62%-67%
Weighted average fair value of grants	$9.85	$14.12	$10.71	$16.05

The fair value of Purchase Plan shares granted was estimated at the date of grant using the following assumptions:

	Three and nine months ended September 30,
	2012	2011
Purchase Plan
Expected life in years	0.5-2.0	0.5-2.0
Risk-free interest rate	0.2%-0.3%	0.1%-0.6%
Volatility	63%-74%	49%-51%
Weighted average fair value of grants	$9.28	$12.40
Stock Options
As of September 30, 2012, total compensation cost related to stock options granted to employees and directors but not yet recognized was $61.1 million. This cost will be recognized on a straight-line basis over the remaining weighted-average service period. Amortization in the three months ended September 30, 2012 and 2011 was $5.1 million and $7.3 million, respectively. Amortization in the nine months ended September 30, 2012 and 2011 was $17.7 million and $24.6 million, respectively.
As of September 30, 2012, 6,549,000 shares were available for grant under the 2006 Equity Incentive Plan. As of September 30, 2012, 2,652,000 shares were available for grant under the 2006 Director Option Plan. As of September 30, 2012, 1,080,000 shares were available for grant under the 2009 Inducement Equity Incentive Plan.
Stock Purchase Plan
As of September 30, 2012, there was $21.1 million of total compensation cost, net of estimated forfeitures, left to be amortized under our Purchase Plan, which will be amortized over the remaining Purchase Plan offering period. Amortization in the three months ended September 30, 2012 and 2011 was $3.4 million and $2.0 million, respectively. Amortization in the nine months ended September 30, 2012 and 2011 was $9.5 million and $6.2 million, respectively.
As of September 30, 2012, 1,858,000 shares were available under the Purchase Plan.
Restricted Stock Units
As of September 30, 2012, total unrecognized compensation cost related to non-vested RSUs to employees and directors was $101.4 million. This cost will be recognized over the remaining weighted-average service period. Amortization in the three months ended September 30, 2012 and 2011 was $11.8 million and $13.2 million, respectively. Amortization in the nine months ended September 30, 2012 and 2011 was $39.0 million and $37.2 million, respectively.
Share Repurchase Program
On August 19, 2011, our Board of Directors authorized a Share Repurchase Program (the Program), which authorizes us to repurchase up to $150.0 million of our outstanding common stock. On May 17, 2012, the Board of Directors approved a $150.0 million increase to the Program. The Program does not require us to purchase a minimum number of shares, and may be suspended, modified or discontinued at any time without prior notice. For the three months ended September 30, 2012, we repurchased 1,360,700 shares of common stock under this Program on the open market for an aggregate purchase price of $25.7 million, or a weighted average of $18.91 per share. For the nine months ended September 30, 2012, we repurchased 7,376,859 shares of common stock under this Program on the open market for an aggregate purchase price of $127.1 million, or a weighted average of $17.24 per share. The timing and amounts of these purchases were based on market conditions and other factors, including price, regulatory requirements and capital availability. The share repurchases were financed by available cash balances and cash from operations. The maximum dollar value of shares of common stock that remain available for purchase under the Program is $137.8 million.
For the three and nine months ended September 30, 2011, we repurchased 874,321 shares of common stock under a share repurchase program for an aggregate purchase price of $20.0 million, or weighted-average of $22.89 per share.

12.	INCOME TAXES
Our effective tax rate was 37.3% and 23.8% for the three months ended September 30, 2012 and 2011, respectively, and 38.5% and 35.8% for the nine months ended September 30, 2012 and 2011, respectively. Our income tax provision consists of federal, foreign, and state income taxes. The provision for income taxes for the three months ended September 30, 2012 and 2011 was $14.7 million, and $6.0 million, respectively. The provision for income taxes for the nine months ended September 30, 2012 and 2011 was $31.2 million and $24.3 million, respectively.
Our effective tax rate differs from the federal statutory rate due to state taxes and significant permanent differences. Significant permanent differences arise primarily from taxes in foreign jurisdictions with a tax rate different than the U.S. federal statutory rate, nondeductible stock-based compensation expense, and the amortization of deferred tax charges related to our intercompany sale of intellectual property rights.

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

Revenue by geography is based on the billing address of the customer. The following table sets forth revenue by geographic area.
Revenue

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2012	2011	2012	2011
Americas
United States	$125,102	$106,326	$332,097	$293,181
Other Americas	8,554	6,913	22,751	27,397
Total Americas	133,656	113,239	354,848	320,578
Europe, Middle East and Africa
United Kingdom	32,118	21,105	88,294	58,715
Other Europe, Middle East and Africa	24,874	28,742	70,908	70,209
Total Europe, Middle East and Africa	56,992	49,847	159,202	128,924
Asia Pacific	27,949	26,697	85,428	74,139
Total revenue	$218,597	$189,783	$599,478	$523,641

14.	LEGAL MATTERS
On June 1, 2011, we served Silver Peak Systems, Inc. with a lawsuit, filed in the United States District Court for the District of Delaware, alleging infringement of certain patents. The lawsuit seeks unspecified damages and injunctive relief. On July 22, 2011, Silver Peak Systems denied the allegations and requested declaratory judgments of invalidity and non-infringement.
On August 17, 2011, Silver Peak Systems amended its counterclaims against us, alleging infringement by Riverbed of three U.S. patents: 7,630,295, titled “Network Device Continuity”; 7,945,736, titled “Dynamic Load Management of Network Memory”; and 7,948,921, titled “Automatic Network Optimization.” The patents purport to cover certain features offered on the Riverbed Steelhead products. Silver Peak seeks unspecified damages and a permanent injunction prohibiting Riverbed from offering those features. On September 20, 2011, we denied Silver Peak Systems’ allegations and requested declaratory judgments of invalidity and non-infringement.
On December 21, 2011, we amended our lawsuit against Silver Peak Systems to allege infringement of an additional patent.
At this time we are unable to estimate any range of reasonably possible loss relating to these actions. Discovery is ongoing, and trial of our claims against Silver Peak Systems is currently scheduled to begin on September 30, 2013. Trial of Silver Peak Systems' claims against us is currently scheduled to begin on March 24, 2014. We believe that we have meritorious defenses to the counterclaims against us, and we intend to vigorously contest these counterclaims.
From time to time, we are involved in various legal proceedings, claims and litigation arising in the ordinary course of business. There are no currently pending legal proceedings at September 30, 2012 that, in the opinion of management, would have a material adverse effect on our financial position, results of operations or cash flows.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q. The information in this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Such forward-looking statements include statements related to: our business and strategy, trends affecting our business and financial results, international expansion plans, direct and indirect sales plans and strategies, growth of our revenue, costs and expenses (including sales and marketing expenses), gross margins, our share repurchase program, our acquisitions, the effect of fluctuations in exchange rates and our hedging activities on our financial results, our effective tax rate and our liquidity and capital requirements. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. For example, words such as “may,” “will,” “could,” “should,” “estimates,” “predicts,” “potential,” “continue,” “strategy,” “believes,” “anticipates,” “plans,” “expects,” “intends” and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those discussed elsewhere in this Form 10-Q in the section titled “Risk Factors” and the risks discussed in our other SEC filings. We disclaim any obligation to publicly release any revisions or updates to the forward-looking statements after the date of this Form 10-Q.

Overview
We were founded in May 2002 by experienced industry leaders with a vision to improve the performance of wide-area distributed computing. Having significant experience in caching technology, our executive management team understood that existing approaches failed to address adequately all of the root causes of this poor performance. We determined that these performance problems could be best solved by simultaneously addressing inefficiencies in software applications and wide-area networks (WANs) as well as insufficient or unavailable bandwidth. This innovative approach served as the foundation of the development of our products. We began commercial shipments of our products in May 2004 and have since sold our products to over 20,000 customers worldwide. We currently offer several product lines including Steelhead appliances directed at the WAN optimization market, Cascade products in the network performance management (NPM) market, our Stingray product line, which competes in the virtual application delivery controller (ADC) market, and our Whitewater cloud storage gateway directed at the cloud back-up and disaster recovery solution market.

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
Scale our sales force and distribution channels - Growth in revenue and increase in market share are key goals for us. We intend to expand our direct sales force and leverage our indirect channels to extend our geographic reach and market penetration. We sell our products directly through our sales force and indirectly through channel partners. We derived 95% of our revenue through indirect channels in the first nine months of 2012. We intend to expand our direct sales force and leverage our indirect channels to extend our geographic reach and market penetration.

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
Revenue
Our revenue has grown rapidly since we began shipping products in May 2004, increasing from $2.6 million in 2004 to $726.5 million in 2011. Revenue grew by 14% in the nine months ended September 30, 2012 to $599.5 million from $523.6 million in the nine months ended September 30, 2011. We believe that our revenue growth is a positive sign that our products have a significant value proposition to our customers and that the markets that we compete in are still expanding.
Costs and Expenses
Operating expenses consist of sales and marketing, research and development, general and administrative expenses, and acquisition-related costs. Personnel-related costs, including stock-based compensation, are the most significant component of each of these expense categories. As of September 30, 2012, we had 1,806 employees, an increase of 16% from 1,554 employees at September 30, 2011. The increase in employees is the most significant driver behind the increase in costs and operating expenses from the nine months ended September 30, 2011 to the nine months ended September 30, 2012. The increase in employees was required to support our increased revenue and is due, in part, to our acquisitions during the period. The timing and number of additional hires has and could materially affect our operating expenses, both in absolute dollars and as a percentage of revenue, in any particular period.
Stock-based Compensation Expense
Stock-based compensation expense and related payroll taxes were $20.5 million and $22.7 million in the three months ended September 30, 2012 and 2011, respectively, and $67.8 million and $71.9 million in the nine months ended September 30, 2012 and 2011, respectively. We expect to continue to incur significant stock-based compensation expense and anticipate further growth in stock-based compensation expense as our employee base grows because we expect stock-based compensation to continue to play an important part in the overall compensation structure for our employees.

Stock-based compensation expense and related payroll tax was as follows:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Cost of product	$246	$250	$744	$804
Cost of support and services	1,660	1,604	5,146	5,208
Sales and marketing	8,688	8,832	27,014	28,527
Research and development	6,582	6,904	21,528	21,594
General and administrative	3,306	5,148	13,392	15,767
Total stock-based compensation expense and related payroll taxes	$20,482	$22,738	$67,824	$71,900
Acquisitions

During the first quarter of 2012, we entered into an agreement to purchase certain assets of Expand Networks Ltd. (Expand), including its intellectual property for $6.5 million.
During fiscal 2011, we acquired two companies to expand our product offerings. The results of operations of these companies are included in our condensed consolidated results for the period subsequent to the acquisition date. In the three and nine months ended September 30, 2012, we recognized $10.1 million and $22.9 million, respectively, in revenue, from the sale of these acquired companies’ products and services and we recognized $9.2 million and $28.8 million, respectively, of operating expenses, which included $2.7 million and $8.1 million, respectively, of acquisition-related intangible amortization, and $0.8 million and $2.6 million, respectively, of stock-based compensation costs.

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
The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following: revenue recognition, accounting for business combinations, stock-based compensation, accounting for income taxes, inventory valuation and allowances for doubtful accounts. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our year ended December 31, 2011 for a more complete discussion of our critical accounting policies and estimates including revenue recognition, accounting for business combinations including the fair value measurement of contingent consideration, goodwill, intangible assets and impairment assessments, stock-based compensation, accounting for income taxes, inventory valuation and allowances for doubtful accounts. Our critical accounting policies have been discussed with the Audit Committee of the Board of Directors. We believe there have been no material changes to our critical accounting policies and estimates during the three and nine months ended September 30, 2012, compared to those discussed in our Form 10-K for the year ended December 31, 2011.

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

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2012	2011	2012	2011
Total Revenue	$218,597	$189,783	$599,478	$523,641
Total Revenue by Type:
Product	$144,605	$132,061	$391,008	$361,073
Support and services	$73,992	$57,722	$208,470	$162,568
% Revenue by Type:
Product	66%	70%	65%	69%
Support and services	34%	30%	35%	31%
Total Revenue by Geography:
Americas	$133,656	$113,239	$354,848	$320,578
Europe, Middle East and Africa	$56,992	$49,847	$159,202	$128,924
Asia Pacific	$27,949	$26,697	$85,428	$74,139
% Revenue by Geography:
Americas	61%	60%	59%	61%
Europe, Middle East and Africa	26%	26%	27%	25%
Asia Pacific	13%	14%	14%	14%
Total Revenue by Sales Channel:
Direct	$10,626	$7,068	$31,050	$25,028
Indirect	$207,971	$182,715	$568,428	$498,613
% Revenue by Sales Channel:
Direct	5%	4%	5%	5%
Indirect	95%	96%	95%	95%
Quarter Ended September 30, 2012 Compared to the Quarter Ended September 30, 2011: Product revenue increased by 9.5% in the three months ended September 30, 2012 as compared to the three months ended September 30, 2011, due to an increase in unit volume from increasing sales to existing customers and the addition of new customers through acquisitions. We believe the market for our products has grown due to increased market awareness of WAN optimization, NPM and ADC and an increase in distributed organizations, which increases dependence on timely access to data and applications. As of September 30, 2012, our products have been sold to over 20,000 customers, compared to 16,000 customers as of September 30, 2011. As a result of the Juniper agreements, we recognized $4.0 million of revenue in the third quarter of 2012 and expect to recognize similar amounts ratably over the next four years.
Substantially all of our customers purchase support when they purchase our products. Support and services revenue increased 28.2% in the three months ended September 30, 2012 as compared to the three months ended September 30, 2011. As our customer base grows, we expect our revenue generated from support and services to increase.
In the three months ended September 30, 2012, we derived 95% of our revenue from indirect channels compared to 96% for the three months ended September 30, 2011. We expect indirect channel revenue to continue to be a substantial majority of our revenue.
We generated 43% of our revenue in the three months ended September 30, 2012 from international locations, compared to 44% in the three months ended September 30, 2011. We continue to expand into international locations and introduce our products in new markets and expect international revenue to increase in dollar amount over time.

Nine months ended September 30, 2012 Compared to the Nine months ended September 30, 2011: Product revenue increased by 8.3% in the nine months ended September 30, 2012 over the same period in the prior year due primarily to an increase in unit volume from sales to new customers and additional purchases by existing customers.
Support and services revenue increased by 28.2% in the nine months ended September 30, 2012 over the same period in the prior year due to higher first year support sales from higher product sales and the continued renewal of support contracts by our existing customers.

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

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2012	2011	2012	2011
Revenue:
Product	$144,605	$132,061	$391,008	$361,073
Support and services	73,992	57,722	208,470	162,568
Total revenue	218,597	189,783	599,478	523,641
Cost of revenue:
Cost of product	30,985	26,968	89,412	74,386
Cost of support and services	19,072	17,998	57,112	49,633
Total cost of revenue	50,057	44,966	146,524	124,019
Gross profit:	$168,540	$144,817	$452,954	$399,622
Gross margin for product	79%	80%	77%	79%
Gross margin for support and services	74%	69%	73%	69%
Total gross margin	77%	76%	76%	76%
Quarter Ended September 30, 2012 Compared to the Quarter Ended September 30, 2011: The total cost of product revenue increased $4.0 million, or 14.9%, in the three months ended September 30, 2012 compared to the three months ended September 30, 2011, due primarily to an increase in the cost of product sold due to greater volume of products shipped for higher revenue, which increased product costs by $2.8 million, or 16.4%, and an increase in the amortization of acquisition-related intangible assets of $0.7 million. We opened a new logistics center in the Asia Pacific region in the first quarter of 2012. The new logistics center accounted for $0.2 million of the increase in cost of product revenue for the three months ended September 30, 2012. We expect similar costs going forward as a result of opening this logistics center.
Cost of support and services revenue increased $1.1 million, or 6.0%, as we added more technical support headcount domestically and abroad coupled with increases in freight, duties and taxes, and repair costs to support our growing customer base. Technical support and services headcount was 211 employees, as of September 30, 2012 compared to 191 employees as of September 30, 2011.
Gross margins increased slightly to 77% in the three months ended September 30, 2012 as compared to 76% in the three months ended September 30, 2011. Product gross margins decreased to 79% in the three months ended September 30, 2012 from 80% in the three months ended September 30, 2011 as a result of an increase in amortization of acquisition-related intangible assets, increased shipping costs related to new product introductions, and increased cost of hard drives. Gross margins for support and services increased to 74% due to the elimination of certain redundant transportation and warehousing costs as we converted to a new logistics provider.
Nine months ended September 30, 2012 Compared to the Nine months ended September 30, 2011: The total cost of revenue increased $15.0 million, or 20.2%, in the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. The increase in cost of product revenue was due primarily to amortization of acquisition-related intangible assets of $4.8 million, increased expense from shipping costs of $3.1 million, primarily due to an increase in product revenue and expedited shipments to stock new products at our logistics centers in the first half of 2012, and $2.1 million due to increased cost of hard drives due to supply chain disruptions from flooding in Thailand during the latter half of 2011. Cost of support and services revenue increased $7.5 million, or 15.1%, due to increased personnel related costs as a result of increased headcount coupled with increases in freight, duties and taxes, and repair costs to support a growing customer base.
Gross margins remained flat at 76% in the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. Product gross margins decreased to 77% in the nine months ended September 30, 2012 from 79% in the nine months ended September 30, 2011 as a result of increased shipping costs, intangibles amortization and cost of hard drives and less favorable product mix. Gross margins for support and services increased to 73% in the nine months ended September 30, 2012 from 69% in the nine months ended September 30, 2011 due to the elimination of certain redundant transportation and warehousing costs.
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

	Three months ended September 30,		Nine months ended September 30,
($ in thousands)	2012	2011	2012	2011
Sales and marketing expenses	$81,934	$70,208	$233,115	$195,029
Percent of total revenue	37%	37%	39%	37%
Quarter Ended September 30, 2012 Compared to the Quarter Ended September 30, 2011: Sales and marketing expenses increased by $11.7 million, or 16.7%, in the three months ended September 30, 2012 compared to the three months ended September 30, 2011, primarily due to increases in personnel costs of $7.3 million. The increase in personnel costs, which include salaries, commissions, bonuses and related benefits and stock-based compensation, was primarily due to headcount increasing to 842 employees, as of September 30, 2012 from 714 employees as of September 30, 2011. The sales and marketing expense is further attributed to increased marketing-related activities of $1.9 million, and increased travel and entertainment expense of $0.8 million. Intangibles amortization contributed $0.8 million to the increase in sales and marketing expense.
Nine months ended September 30, 2012 Compared to the Nine months ended September 30, 2011: The increase in sales and marketing expenses for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 of $38.1 million, or 19.5%, is primarily due to increases in personnel costs of $21.0 million, increases in marketing costs of $5.3 million, increases in amortization of intangibles of $3.3 million and increases in travel and entertainment expenses of $3.0 million.
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

	Three months ended September 30,		Nine months ended September 30,
($ in thousands)	2012	2011	2012	2011
Research and development expenses	$36,139	$30,999	$106,052	$89,250
Percent of total revenue	17%	16%	18%	17%
Quarter Ended September 30, 2012 Compared to the Quarter Ended September 30, 2011: R&D expenses increased by $5.1 million, or 16.6%, in the three months ended September 30, 2012 compared to the three months ended September 30, 2011, primarily due to increases in personnel costs of $3.1 million and facilities and information technology costs of $0.7 million, offset by a decrease in acquisition-related incentive bonus of $0.3 million. The increase in personnel costs, which include salaries, bonuses and related benefits and stock-based compensation, was primarily due to headcount increasing to 523 employees, as of September 30, 2012 from 444 employees as of September 30, 2011. In addition, during the three months ended September 30, 2012, we continued to record legal fees pursuant to the Silver Peak Systems litigation to R&D expenses, which accounted for $1.0 million of the increase and may become more significant in future periods.

Nine months ended September 30, 2012 Compared to the Nine months ended September 30, 2011: The increase in R&D expenses for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 of $16.8 million, or 18.8%, is primarily due to an increase in personnel costs of $10.8 million, facilities and information technology costs of $2.0 million, and outside services costs of $1.5 million. In addition, during the nine months ended September 30, 2012, legal fees pursuant to the Silver Peak Systems litigation accounted for $3.5 million of the R&D expenses increase. Acquisition-related incentive bonuses contributed to an offsetting decrease of $0.4 million in research and development expense.

General and Administrative Expenses
General and administrative (G&A) expenses consist primarily of compensation for personnel and facilities costs related to our executive, finance, human resources, information technology and legal organizations, and fees for professional services. Professional services include legal, audit and information technology consulting costs.

	Three months ended September 30,		Nine months ended September 30,
($ in thousands)	2012	2011	2012	2011
General and administrative expenses	$13,884	$15,353	$44,010	$43,949
Percent of total revenue	6%	8%	7%	8%
Quarter Ended September 30, 2012 Compared to the Quarter Ended September 30, 2011: G&A expenses decreased by $1.5 million, or 9.6%, in the three months ended September 30, 2012 compared to the three months ended September 30, 2011, primarily due to a $2.0 million decrease in bonuses and stock compensation expense. The bonuses and stock compensation expense decrease was partially offset by an increase in salaries and related benefits of $0.7 million, which was primarily due to headcount increasing to 199 employees as of September 30, 2012 from 174 employees as of September 30, 2011.
Nine months ended September 30, 2012 Compared to the Nine months ended September 30, 2011: G&A expenses remained relatively flat for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.
Acquisition-Related Costs (Credits)
Acquisition-related costs (credits) include changes in the fair value of the acquisition-related contingent consideration, transaction costs and integration-related costs.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2012	2011	2012	2011
Acquisition-related costs (credits)	$(2,865)	$2,732	$(12,505)	$4,124
Quarter Ended September 30, 2012 Compared to the Quarter Ended September 30, 2011: The acquisition-related costs recorded in the three months ended September 30, 2012 included a decrease of $3.9 million in the fair value of the acquisition-related contingent consideration for Zeus.
Nine months ended September 30, 2012 Compared to the Nine months ended September 30, 2011: The acquisition-related costs recorded in the first nine months of 2012 included decreases in the acquisition-related contingent consideration of $14.1 million and $1.1 million for Zeus and Aptimize, respectively.
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

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2012	2011	2012	2011
Interest income	$481	$351	$1,243	$1,220
Other	(476)	(502)	(2,484)	(532)
Total other income (expense), net	$5	$(151)	$(1,241)	$688
Quarter Ended September 30, 2012 Compared to the Quarter Ended September 30, 2011: Other income (expense), net, increased in the three months ended September 30, 2012 compared to the three months ended September 30, 2011, primarily due to higher cash and cash equivalent balances on which interest was calculated. Weighted average interest rates applicable to our cash and investment balances decreased slightly to 0.2% in the three months ended September 30, 2012 compared to 0.3% in the three months ended September 30, 2011. Other expense primarily represents foreign exchange losses related to the revaluation of certain acquisition-related assets and liabilities.
Nine months ended September 30, 2012 Compared to the Nine months ended September 30, 2011: Other income (expense), net, decreased by $1.9 million in the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011, primarily due to increased foreign exchange losses related to the revaluation of certain acquisition-related assets and liabilities. Weighted average interest rates applicable to our cash and investment balances remained at 0.3% in the nine months ended September 30, 2012 and 2011. Other expense primarily represents foreign exchange losses on foreign currency denominated liabilities.
Provision for Income Taxes
The provision for income taxes for the three months ended September 30, 2012 and 2011 was $14.7 million and $6.0 million, respectively, and $31.2 million and $24.3 million for the nine months ended September 30, 2012 and 2011, respectively. Our income tax provision consists of federal, foreign, and state income taxes. Our effective tax rate was 37.3% and 23.8% for the three months ended September 30, 2012 and 2011, respectively, and 38.5% and 35.8% for the nine months ended September 30, 2012 and 2011, respectively.
Our effective tax rate differs from the federal statutory rate due to state taxes and significant permanent differences. Significant permanent differences arise primarily from taxes in foreign jurisdictions with a tax rate different than the U.S. federal statutory rate, nondeductible stock-based compensation expense, and the amortization of deferred tax charges related to our intercompany sale of intellectual property rights.
Our effective tax rate for the three and nine months ended September 30, 2012 is higher when compared to the same periods in the prior year primarily due to one-time income tax benefits recorded in the prior year that resulted from a change in the tax status of our United Kingdom (UK) subsidiary for federal and state income tax purposes, along with lower R&D tax credits as of December 31, 2012, which had not been renewed as of September 30, 2012. These items were partially offset by more of our net income in 2012 being earned in jurisdictions with lower tax rates.
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

We are subject to income tax in the U.S. as well as numerous state and foreign jurisdictions. Generally, our U.S. and state income tax returns for all tax years since inception remain open to examination. In addition, we file tax returns in multiple foreign taxing jurisdictions. In our most significant foreign jurisdictions, the UK and Singapore, the open tax years range from 2007 to 2011.

Liquidity and Capital Resources

(in thousands)	September 30, 2012	December 31, 2011
Working capital	$434,216	$350,856
Cash and cash equivalents	$279,281	$215,476
Short and long-term investments	$390,823	$377,887

	Nine months ended September 30,
(in thousands)	2012	2011
Cash provided by operating activities	$185,311	$147,287
Cash used in investing activities	$(39,873)	$(205,833)
Cash (used in) provided by financing activities	$(84,139)	$46,373
Cash and Cash Equivalents
Cash and cash equivalents consist of money market mutual funds, government-sponsored enterprise obligations, treasury bills, commercial paper and other money market securities with remaining maturities at date of purchase of 90 days or less.
Short and long-term investments consist of government-sponsored enterprise obligations, municipal bonds, treasury bills and corporate bonds and notes. The fair value of investments is determined as the exit price in the principal market in which we would transact. The fair value of our investments has not materially fluctuated from historical cost. The accumulated unrealized losses, net of tax, on investments recognized in accumulated other comprehensive loss in our stockholders’ equity as of September 30, 2012 is not significant.
Cash and cash equivalents, short-term investments and long-term investments increased by $76.7 million in the nine months ended September 30, 2012 to $670.1 million.
Restricted cash primarily represents collateralized letters of credit established in connection with lease agreements for our facilities. Current restricted cash, which is included in the Prepaid expenses and other current assets in the condensed consolidated balance sheets, totaled $1.3 million and $1.1 million at September 30, 2012 and December 31, 2011, respectively. Long-term restricted cash totaled $7.7 million at September 30, 2012 and $6.0 million at December 31, 2011. Long-term restricted cash is included in Other assets in the condensed consolidated balance sheets and consists primarily of funds held as collateral for letters of credit for the security deposit on the leases of our corporate headquarters.
Since the fourth quarter of 2004, we have expanded our operations internationally. Our sales contracts are principally denominated in U.S. dollars and therefore changes in foreign exchange rates have not materially affected our cash flows from operations. As we fund our international operations, our cash and cash equivalents are affected by changes in exchange rates. In 2011, we concluded acquisitions in international locations that increased our exposure to fluctuations in foreign currency exchange rates on certain foreign currency denominated assets and liabilities. During the three and nine months ended September 30, 2012, we settled some of these foreign currency denominated assets and liabilities. To date, the foreign currency effect on our cash and cash equivalents has not been material.

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
Cash provided by operating activities was $185.3 million in the nine months ended September 30, 2012, an increase of

$38.0 million compared to $147.3 million in the nine months ended September 30, 2011. Cash provided from operations after adjusting for certain non-cash items, including depreciation and amortization, and stock-based compensation, excess tax benefits from employee stock plans and deferred taxes of $133.8 million, an increase of $46.7 million from the prior year period. Cash flow provided by operating activities from the change in operating assets and liabilities in the nine months ended September 30, 2012 was $51.5 million, which included a $65.0 million payment received pursuant to the Juniper agreements (see Note 7 of “Notes to Condensed Consolidated Financial Statements”), a decrease in cash provided of $8.6 million from the prior year period.
Cash Flows used in Investing Activities
Cash flows used in investing activities primarily relate to purchases of investments, net of sales and maturities, capital expenditures, and acquisitions. Cash used in investing activities was $39.9 million in the nine months ended September 30, 2012, a decrease of $166.0 million from the cash used of $205.8 million in the nine months ended September 30, 2011. The decrease in cash used is attributed to greater proceeds from the sales and maturities of investments as compared to purchases, which was partially offset by increased capital purchases of $5.1 million and acquisitions of $113.7 million.
Cash (used in) provided by Financing Activities
Cash used in financing activities in the nine months ended September 30, 2012 totaled $84.1 million and consisted of cash used to repurchase shares of $127.1 million and taxes paid to net settle equity awards of $4.3 million, offset by cash provided from the proceeds from the issuance of common stock of $32.8 million and excess tax benefit from employee stock plans of $14.5 million.
We believe that our net proceeds from operations, together with our cash balance at September 30, 2012, will be sufficient to fund our projected operating requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of expansion into new territories, the timing of introductions of new products and enhancements to existing products, and the continuing market acceptance of our products. In the future, we may enter into other arrangements for potential investments in, or acquisitions of, complementary businesses, services or technologies, which could require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Contractual Obligations
The following is a summary of our contractual obligations as of September 30, 2012:

	Total	Remaining three months of 2012	2013	2014	2015	2016	Thereafter
	(in thousands)
Contractual Obligations
Operating leases	$154,374	$2,762	$11,980	$11,207	$13,335	$16,234	$98,856
Purchase obligations (1)	6,164	6,017	103	21	17	6	—
Total contractual obligations	$160,538	$8,779	$12,083	$11,228	$13,352	$16,240	$98,856

(1)
Represents amounts associated with agreements that are enforceable, legally binding and specify terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of payment. Obligations under contracts that we can cancel without a significant penalty are not included in the table above.

As of September 30, 2012, we had $29.8 million of unrecognized tax benefits, including interest and penalties, related to uncertain tax positions. Because of the high degree of uncertainty regarding the settlement of these liabilities, we are unable to estimate the years in which future cash outflows may occur. As a result, this amount is not included in the table above.

Off-Balance Sheet Arrangements
At September 30, 2012 and December 31, 2011, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes, nor did we have any undisclosed material transactions or commitments involving related persons or entities.

Other
At September 30, 2012 and December 31, 2011, we did not have commercial commitments under lines of credit, standby repurchase obligations or other such debt arrangements.

Recent Accounting Pronouncements
See Note 1 of “Notes to Condensed Consolidated Financial Statements” for recent accounting pronouncements that could have an effect on us.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency Risk
Our sales contracts are principally denominated in U.S. dollars and therefore our revenue and receivables are not subject to significant foreign currency risk. We do incur certain operating expenses in currencies other than the U.S. dollar and therefore are subject to volatility in cash flows due to fluctuations in foreign currency exchange rates, particularly changes in the British pound, Euro, Australian dollar and Singapore dollar. We estimate a 5% devaluation of the U.S. dollar against these currencies would increase our operating expenses by approximately $1 million. In the first quarter of 2012, we began to utilize foreign currency forward contracts to hedge certain forecasted foreign currency transactions relating to cost of service and operating expenses. In the three and nine months ended September 30, 2012, we recognized a charge of $0.2 million and $0.3 million, respectively, in cost of support and operating expense. We do not enter into any foreign exchange derivative instruments for trading or speculative purposes.
Interest Rate Sensitivity
We had unrestricted cash and cash equivalents, and investments totaling $670.1 million and $593.4 million at September 30, 2012 and December 31, 2011, respectively. Cash and cash equivalents of $279.3 million and $215.5 million at September 30, 2012 and December 31, 2011, respectively, are held for working capital purposes and include highly liquid investments with a maturity of ninety days or less at the time of purchase. Cash equivalents consist primarily of money market mutual funds, government-sponsored enterprise obligations, treasury bills, and other money market securities. Investments of $390.8 million and $377.9 million at September 30, 2012 and December 31, 2011, respectively, consist of government-sponsored enterprise obligations, treasury bills, FDIC-backed certificates of deposit, municipal bonds and corporate bonds and notes.
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

Evaluation of Disclosure Controls and Procedures
We evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2012, the end of the period covered by this quarterly report on Form 10-Q. This controls evaluation was done under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO).
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
Based upon the controls evaluation, our CEO and CFO have concluded that as of September 30, 2012, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the Securities and

Exchange Commission and to ensure that material information relating to us and our consolidated subsidiaries is made known to management, including the CEO and CFO.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the third quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting means a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
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
On August 17, 2011, Silver Peak Systems amended its counterclaims against us, alleging infringement by Riverbed of three US patents: 7,630,295, titled “Network Device Continuity”; 7,945,736, titled “Dynamic Load Management of Network Memory”; and 7,948,921, titled “Automatic Network Optimization.” The patents purport to cover certain features offered on the Riverbed Steelhead products. Silver Peak seeks unspecified damages and a permanent injunction prohibiting Riverbed from offering those features. On September 20, 2011, we denied Silver Peak Systems’ allegations and requested declaratory judgments of invalidity and non-infringement.
On December 21, 2011, we amended our lawsuit against Silver Peak Systems to allege infringement of an additional patent.
At this time we are unable to estimate any range of reasonably possible loss relating to these actions. Discovery is ongoing, and trial of our claims against Silver Peak Systems is currently scheduled to begin on September 30, 2013. Trial of Silver Peak Systems' claims against us is currently scheduled to begin on March 24, 2014. We believe that we have meritorious defenses to the counterclaims against us, and we intend to vigorously contest these counterclaims.
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

•
unpredictability in the development of core, new or adjacent markets, or a slowdown or reversal of growth in these markets, including the wide area network (WAN) optimization and public cloud computing markets and including any markets that we enter as a result of acquisitions;

•	limited visibility into customer spending plans;

•	changing market conditions, including current and potential customer consolidation;

•	customer or partner concentration. For example, one value-added distributor represented more than 10% of our revenue for the three months ended September 30, 2012;

•	variation in sales channels, product costs or mix of products sold;

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
Our future success is highly dependent upon establishing and maintaining successful relationships with a variety of channel partners, including value-added resellers, value-added distributors, service providers, and systems integrators. A substantial majority of our revenue (95% in each of the three and nine months ended September 30, 2012) is derived from indirect channel sales and we expect indirect channel sales to continue to account for a substantial majority of our total revenue. We employ a two-tier distribution strategy, as part of a larger effort to scale our reach and better serve the needs of our channel. Our revenue depends in large part on the effective performance of these channel partners, and changes to our distribution model, the loss of a channel partner or the reduction in sales to our channel partners could materially reduce our revenues and gross margins. By relying on indirect channels, we may have little or no contact with the ultimate users of our products, thereby making it more difficult for us to establish brand awareness, ensure proper delivery and installation of our products, service ongoing customer requirements and respond to evolving customer needs. In addition, we recognize a large portion of our revenue based on a sell-through model using information regarding the end user customers that is provided by our channel partners. If those channel partners provide us with inaccurate or untimely information, the amount or timing of our revenues could be adversely impacted. For example, we have encountered delays with certain partners where internal processing issues have prevented that partner from providing a purchase order to us in a timely manner.
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
In February 2009 we acquired Mazu Networks, Inc. In October 2010 and November 2010 we acquired CACE Technologies, Inc. and Global Protocols LLC, respectively. In July 2011 we acquired Zeus Technology Ltd. and Aptimize Ltd. In January 2012 we acquired certain assets of Expand Networks Ltd. Effective July 2012 we entered into multiple agreements contemporaneously with Juniper Networks, Inc. (Juniper) pursuant to which we acquired certain rights and licenses to Juniper's WX WAN optimization product line, entered into a technology integration agreement to integrate our Steelhead® Mobile technology into the Juniper Networks® Junos® Pulse client to enable a mobile acceleration solution for mobile phones and tablets, and granted Juniper a source code license for our application delivery controller (ADC) technology and related tools with rights to modify, create and distribute their own ADC product. In the future we may acquire other businesses, products or technologies. Our ability as an organization to integrate acquisitions is unproven. Any acquisitions that we complete may not ultimately strengthen our competitive position or achieve our goals, or the acquisition may be viewed negatively by customers, financial markets or investors. In addition, we may encounter difficulties in integrating personnel, operations, technologies or products from the acquired businesses and in retaining and motivating key personnel from these businesses. We may also encounter difficulties in maintaining uniform standards, controls, procedures and policies across locations, or in managing geographically or culturally diverse locations. We may experience significant problems or liabilities associated with acquired or integrated product quality or technology. Acquisitions may disrupt our ongoing operations, divert management from day-to-day responsibilities and increase our expenses. Acquisitions may reduce our cash available for operations and other uses and could result in an increase in amortization expense related to identifiable assets acquired, potentially dilutive issuances of equity securities or the incurrence of debt.

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
We depend on our ability to protect our proprietary technology. We rely on trade secret, patent, copyright and trademark laws and confidentiality agreements with employees and third parties, all of which offer only limited protection. Despite our efforts, the steps we have taken to protect our proprietary rights may not be adequate to preclude misappropriation of our proprietary information or infringement of our intellectual property rights, and our ability to police such misappropriation or infringement is uncertain, particularly in countries outside of the U.S. Further, with respect to patent rights, we do not know whether any of our pending patent applications will result in the issuance of patents or whether the examination process will require us to narrow our claims, and even if patents are issued, they may be contested, circumvented or invalidated over the course of our business. The invalidation of any of our key patents could benefit our competitors by allowing them to more easily design products similar to ours. Moreover, the rights granted under any issued patents may not provide us with proprietary protection or competitive advantages, and competitors may in any event be able to develop similar or superior technologies to our own now or in the future. Protecting against the unauthorized use of our products, trademarks and other proprietary rights is expensive, difficult and, in some cases, impossible. Litigation has been necessary in the past and may be necessary in the future to enforce or defend our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. For example, we are currently engaged in patent infringement litigation against Silver Peak Systems, in which both we and Silver Peak Systems assert patent infringement by the other party. Intellectual property litigation has resulted, and may in the future result, in substantial costs and diversion of management resources, and may in the future harm our business, operating results and financial condition. Furthermore, many of our current and potential competitors have the ability to dedicate substantially greater resources to enforce their intellectual property rights than we do. Accordingly, despite our efforts, we may not be able to prevent third parties from infringing upon or misappropriating our intellectual property.
Claims by others that we infringe their proprietary technology could harm our business.
Our industry is, and any industry or market that we may enter in the future may be, characterized by the existence of a large number of patents and frequent claims and related litigation regarding patent and other intellectual property rights. In the ordinary course of our business, we are involved in disputes and licensing discussions with others regarding their claimed proprietary rights and we cannot assure you that we will always successfully defend ourselves against such claims. Third parties have claimed and may in the future claim that our products or technology infringe their proprietary rights. For example, in the third quarter of 2011, Silver Peak Systems alleged that we infringe certain of its patents. We expect that infringement claims may increase as the number of products and competitors in any of our markets increases and overlaps occur. In addition, as we have gained greater visibility and market exposure as a public company, we face a higher risk of being the subject of intellectual property infringement claims. Any claim of infringement by a third party, even those without merit, could cause us to incur substantial legal costs defending against the claim, and could distract our management from our business. Furthermore, we could be subject to a judgment or voluntarily enter into a settlement, either of which could require us to pay substantial damages. A judgment or settlement could also include an injunction or other court order that could prevent us from offering our products. In addition, we might elect or be required to seek a license for the use of third-party intellectual property, which may not be available on commercially reasonable terms or at all, or if available, the payments under such license may harm our operating results and financial condition. Alternatively, we may be required to develop non-infringing technology, which could require significant effort and expense and may ultimately not be successful. Any of these events could seriously harm our business, operating results and financial condition. Third parties may also assert infringement claims against our customers and channel partners. Any of these claims would require us to initiate or defend potentially protracted and costly litigation on their behalf, regardless of the merits of these claims, because we generally indemnify our customers and channel partners from claims of infringement of proprietary rights of third parties. If any of these claims succeed, or if we voluntarily enter into a settlement, we may be forced to pay damages on behalf of our customers or channel partners, which could have a material adverse effect on our business, operating results and financial condition.
Our international sales and operations subject us to additional risks that may harm our operating results.

In the year ended December 31, 2011 and in the three and nine months ended September 30, 2012, we derived 45%, 43% and 45%, respectively, of our revenue from customers outside the U.S. We have personnel in numerous countries worldwide. We expect to continue to add personnel in additional countries. Our international sales and operations makes us subject to various U.S. and international laws and regulations, including those relating to antitrust, data protection, and business dealings with both commercial and governmental officials and organizations. Our international sales and operations subject us to a variety of additional risks, including:

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
Developing our products is expensive, and the investment in product development may involve a long payback cycle or may not generate additional revenue at all. In the third quarter of 2012, our research and development expenses were $36.1 million, or approximately 17% of our total revenue. Our future plans include significant investments in research and development and related product opportunities. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. These investments may take several years to generate positive returns, if ever.
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
The trading prices of the securities of technology companies, including our own, have been highly volatile. Further, our common stock has a limited trading history. Since our initial public offering in September 2006 through September 30, 2012, our stock price, after adjusting for our 2:1 stock split in the form of a stock dividend effected in November 2010, has fluctuated from a low of $3.55 to a high of $44.70. The market price of our common stock has at times reflected a higher multiple of expected future earnings than many other companies. As a result, even small changes in investor expectations regarding our future growth and earnings, whether as a result of actual or rumored financial or operating results, changes in the mix of products and services sold, acquisitions, industry changes, or other factors, could result in, and have recently resulted in, significant fluctuations in the market price of our common stock.
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
There were no sales of unregistered securities during the three and nine months ended September 30, 2012.
ISSUER PURCHASES OF EQUITY SECURITIES
The following table summarizes the stock repurchase activity for the three months ended September 30, 2012 and the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1) (2)
July 1, 2012 – July 31, 2012	286,340	$17.98	286,340	$158,404,000
August 1, 2012 – August 31, 2012	1,074,360	19.16	1,074,360	137,816,000
September 1, 2012 – September 30, 2012	—	—	—	137,816,000
Total	1,360,700	$—	1,360,700	$137,816,000

(1)
On August 19, 2011, our Board of Directors authorized a Share Repurchase Program, which authorizes us to repurchase up to $150.0 million of our outstanding common stock. On May 17, 2012, our Board of Directors authorized a $150.0 million increase to the Share Repurchase Program. The Share Repurchase Program will expire in August 2013.

(2)
During the third quarter of 2012, we repurchased 1,360,700 shares of common stock under this Program for an aggregate purchase price of approximately $25.7 million, or a weighted average of $18.91 per share. These shares were purchased in open market transactions. The timing and amounts of these purchases were based on market conditions and other factors including price, regulatory requirements and capital availability. The share repurchases were financed by available cash balances and cash from operations.

Item 6.	Exhibits

Exhibit No.	Description

3.1	Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws. (2)

4.1	Form of Common Stock Certificate. (1)

31.1	Certifications

31.2	Certifications

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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
Date: October 25, 2012

RIVERBED TECHNOLOGY, INC.

By:	/s/ Jerry M. Kennelly
Jerry M. Kennelly
President and Chief Executive Officer
Date: October 25, 2012

RIVERBED TECHNOLOGY, INC.

By:	/s/ Randy S. Gottfried
Randy S. Gottfried
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

3.1	Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws. (2)

4.1	Form of Common Stock Certificate. (1)

31.1	Certifications

31.2	Certifications

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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