Form 10-K
period 2012-12-31
Riverbed Technology, Inc.
filed 2013-02-19
CIK 1357326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-K
 ____________________________________________
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2012
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 001-33023
____________________________________________
Riverbed Technology, Inc.
(Exact name of registrant as specified in its charter)
 ____________________________________________

Delaware	03-0448754
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)
199 Fremont Street
San Francisco, CA 94105
(Address of principal executive offices, including zip code)
(415) 247-8800
(Registrant’s telephone number, including area code)
 ____________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class to be so Registered	Name of Each Exchange on Which Each Class is to be Registered
Common Stock, $0.0001 par value (Title of Class)	The NASDAQ Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act:
None
 ____________________________________________
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
Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2012, the last business day of our most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates was $1,505,063,639 based on the number of shares held by non-affiliates of the registrant as of June 30, 2012, and based on the reported last sale price of common stock on June 30, 2012. This calculation does not reflect a determination that persons are affiliates for any other purposes.
Number of shares of common stock outstanding as of February 7, 2013: 163,364,718.
Documents Incorporated by Reference: Portions of the registrant’s proxy statement relating to its 2013 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

RIVERBED TECHNOLOGY, INC.
YEAR ENDED December 31, 2012
ANNUAL REPORT ON FORM 10-K

Part I

Item 1.	Business
Overview
Riverbed Technology provides solutions to the fundamental challenges facing IT in a dynamic and connected world: speed and reliability. Historically, computing across WANs has been plagued by poor performance, IT complexity and high cost. Our product portfolio enables organizations to optimize their IT infrastructure and get maximum return from their network, storage, and application investments. We do this by providing solutions that diagnose and cure IT performance issues. Riverbed’s complete family of performance products includes solutions for branch offices, mobile workers, private data centers, private clouds and cloud computing.
As business has become more complex, so have the needs of enterprise IT. Recognizing this, we have expanded our product line beyond pure WAN optimization to include application-aware network performance management (NPM), application performance management (APM), virtual application delivery controllers (ADCs), web content optimization (WCO), and storage delivery.
Our goal is to develop solutions that are widely recognized as the preeminent performance and efficiency standard for organizations of all sizes and geographies. Key elements of our strategy include:

▪
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

▪
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

▪
Enhance and extend our product lines - We plan to introduce enhancements to our product capabilities in order to address our customers' size and application requirements. We also plan to introduce new products to extend our market and utilize our technology platform to extend our capabilities.

▪
Extend our technology partner ecosystem - We plan to enhance our product capabilities via integration of partner technologies, in particular by increasing the selection of third-party applications on the Riverbed Virtual Services Platform (VSP).

▪	Increase market awareness - To generate increased demand for our products, we will continue to market the effectiveness of our comprehensive IT performance solutions.

▪
Scale our sales force and distribution channels - We plan to continue to innovate to grow our revenue and increase market share. We sell our products directly through our sales force and indirectly through channel partners. We intend to expand our direct sales force and leverage our indirect channels to extend our geographic reach and market penetration.

▪
Enhance and extend our support and services capabilities - On an ongoing basis, we plan to enhance and extend our support and services capabilities to continue to support our growing global customer base. For example, we recently launched Splash, a new feature-rich community site for customers.

Extending Performance Beyond Traditional WAN Optimization
In February 2009, we acquired Mazu Networks, Inc. (Mazu), which became the foundation for our Cascade product line. In October 2010, we acquired CACE Technologies, Inc. (CACE), which complemented the capabilities of our existing Cascade offerings. Our Cascade products allow us to meet enterprise and service provider customer demands by extending our suite of WAN optimization products to include global application performance, reporting, and analytics.
In 2010, we introduced solutions for the public cloud, including a cloud-intelligent WAN optimization solution and a cloud storage gateway targeting backup and improved disaster recovery (DR) readiness. By extending our award-winning acceleration and deduplication capabilities to cloud storage, we provide organizations with a fast, secure, and cost-efficient method to eliminate antiquated tape based data protection systems, reduce backup costs by 30% to 50% and improve DR readiness, without changes in the existing infrastructure.

In November 2010, we acquired Global Protocols LLC (Global Protocols), which added SkipWare technology to our WAN optimization and will bolster our leadership position in delivering optimization solutions for satellite networks.
In July 2011, we acquired Zeus Technology Ltd. and Aptimize Ltd., which became the Stingray product line. The Stingray ADC family is used by enterprises and large-scale web organizations to improve application performance and to manage the delivery of complex, business-critical web services. Its virtual ADC (vADC) and WCO capabilities give Riverbed customers an asymmetric performance solution.
In February 2012, we introduced Granite™ edge virtual server infrastructure (edge-VSI), radically changing how storage is deployed and managed in the branch office. In essence, it does for edge servers what virtual desktop infrastructure (VDI) did for desktops: it allows IT to consolidate and manage all edge servers in the data center. But unlike VDI, edge-VSI does this while delivering 20-50% lower total cost of ownership (TCO). With Granite, global enterprises can achieve complete consolidation of edge applications, servers, and storage to the data center, while delivering services to the edge of the enterprise as if they were local. The technology is complementary to wide area network (WAN) optimization, accelerating performance for applications and use cases not addressed by any WAN optimization approach today.
In December 2012, we acquired OPNET Technologies, Inc. OPNET is a provider of application and NPM solutions. The products address APM; NPM; network engineering, operations, and planning; and network research and development. OPNET customers include corporate enterprises, government and defense agencies, network service providers, and network equipment manufacturers. Its software products and related services are designed to help customers make better use of resources, reduce operational problems, and improve competitiveness. Through this acquisition we established ourselves as the leader in the converging APM and NPM markets. OPNET is now being integrated with the Riverbed Cascade business, which is now called Riverbed Performance Management.
Products
Steelhead Product Family (WAN Optimization)
Our Steelhead appliances consist of our proprietary software that is delivered as appliances on a purpose-built hardware-computing platform, and as software for end users for public and private cloud environments. We sell different Steelhead appliances to address the needs of customers ranging from small office deployments to large headquarters and data center locations. The U.S. list prices for our Steelhead appliances currently range from $1,995 to $234,995. In 2010, we introduced the Steelhead 7050 appliance, and Virtual Steelhead and Cloud Steelhead appliances. The Steelhead 7050 appliance combines new levels of bandwidth and TCP session scalability with solid-state drives and 10 Gigabit Ethernet targeted to large data centers and private cloud environments. Virtual Steelhead provides all the functionality of our appliances, in a software-based virtual appliance designed for private cloud environments. Cloud Steelhead delivers our WAN optimization functionality specifically for public cloud environments. In 2012, we announced Steelhead CX models, which accelerate a broad range of applications that are critical to business. Through a combination of data reduction, TCP and UDP optimization, and application-level protocol optimization, they deliver dramatic performance increases across the WAN for all TCP and UDP applications. That year we also announced the integration of VMware vSphere into new Steelhead EX model appliances. The integration provides organizations with a single platform for simplified, centralized management of distributed virtual services at a lower total cost of ownership. When combined with the Granite edge-VSI, the integrated solution allows organizations to leverage the investments they have made in the data center and extend control and policy boundaries to the edge of the network.
Riverbed Virtual Services Platform (VSP)
Riverbed VSP is a virtualized, extensible data services platform that allows customers to deploy best-of-breed edge services that formerly required dedicated servers as virtual appliances. Customers can deploy these virtual appliances directly on Steelhead EX appliances to further minimize the hardware infrastructure footprint at the branch office, thereby reducing operational overhead, effectively creating a branch office box (BOB).
VSP runs in a dedicated partition on Riverbed Steelhead EX series appliances to give organizations the opportunity to consolidate services onto a high-performance branch office box. VSP is built with VMware vSphere market leading virtualization technology to run instances of a company's existing services or to take advantage of applications compatible with VMware vSphere hypervisor. Using this approach, IT leaders can virtualize their edge services at all of their branch offices without having to deploy and maintain standalone servers to run applications.

Consolidating and virtualizing with the Riverbed Steelhead EX series streamlines operations, helps cut costs, simplifies management, and enables more agile service delivery.
Steelhead Mobile
Steelhead Mobile software enables faster application performance and better support for mobile workers. With Steelhead Mobile software, companies of any size can give mobile workers LAN-like access to corporate files and applications no matter where they are in the world. Steelhead Mobile software overcomes the challenges that plague remote users, including variable locations, inconsistent links, and high-latency environments, and it does so seamlessly and transparently. This results in higher productivity and more efficient operations, access, and performance anywhere. The base list price of our SMC is currently $14,995. The Steelhead Mobile Controller-Virtual Edition (SMC-VE) is a software only version of the SMC and currently has a base list price of $5,995.
Virtual Steelhead
With Virtual Steelhead appliances, WAN optimization now extends to deployments where physical hardware may not be conveniently suited. Military deployments, for example, typically use ruggedized, custom hardware on which running a virtual machine is more convenient. Space-limited scenarios, such as mobile news vans or construction trailers, may also require a form factor that is free from the physical limitations of hardware appliances.
Cloud Steelhead
Cloud Steelhead appliance extends Riverbed WAN optimization to a solution that is purpose-built for public cloud computing environments. Public, private, and hybrid cloud environments all face the performance limitations inherent in today's applications and networks. In order for enterprises to maximize the flexibility and cost savings of the public cloud they must overcome the same latency and bandwidth constraints that challenge distributed IT infrastructure environments. Cloud Steelhead appliance offers a number of features to help ensure a smooth transition and user experience. It is available on a subscription basis, with monthly fees starting as low as $250 per month.
Central Management Console (CMC)
The Riverbed CMC provides centralized configuration, monitoring and control, which simplifies the process of deploying and managing Steelhead products that are distributed across a WAN. With this turnkey solution, businesses can easily configure, monitor, report on, and upgrade groups of Steelhead appliances and Virtual Steelhead - all through one web-based interface. The U.S. list prices of CMC appliances and CMC-VE currently range from $4,995 to $49,995.
Interceptor
The Interceptor appliance provides high scalability and availability for sites with multiple Steelhead appliances and extends the scaling and high-availability capabilities of Steelhead appliances to meet the requirements of the largest and most complex enterprise networks and data center environments. The Interceptor appliance allows these organizations to scale their WAN optimization solutions to support hundreds of thousands of end users, and scale up to optimize very high-bandwidth network connections in the data center. The U.S. list price of our Interceptor appliance is currently $34,995.

Granite Product Family (Storage Delivery)
Granite appliances allow IT to consolidate servers and storage from branch offices back to the data center without compromising branch application performance by enabling storage to be decoupled from its server over thousands of miles of distance and work as if the storage were local to the server. The user gets uncompromised performance, while IT management is able to manage, backup, provision, patch, expand, protect the data for its far-flung enterprise all within the four walls of the data center. Granite appliances reduce operational burden on IT managers while increasing their control over the infrastructure-all at a lower total cost of ownership.
Steelhead EX + Granite appliances are available in a range of models to suit the needs of any office. Granite requires two components: Granite Edge, an in-built service running on a Steelhead EX + Granite appliance in the branch office, and Granite Core, a physical or virtual appliance deployed alongside the Steelhead appliance and storage arrays in the data center.

Cascade Product Family (Network Performance Management)
Cascade appliances help organizations manage, secure and optimize the availability and performance of global applications. While our Cascade product line integrates closely with the Steelhead WAN optimization solution, it also offers compelling benefits for customers who have not yet deployed WAN optimization. Cascade products offer superior application-aware NPM, so managers can resolve network and application performance problems before they impact the business. Users can discover, monitor, and troubleshoot critical services, get accurate data for strategic IT projects, and communicate performance results clearly to the business, while lowering IT management costs. Cascade products combine flow-based and packet-based monitoring for a complete view of the environment, and integrate seamlessly with Wireshark software, the most widely used open source network analysis tool.

Customers achieve the greatest value and return on investment when deploying the entire Cascade family, which combines sophisticated end-to-end, service-level monitoring with high-speed, high-fidelity packet capture and analysis for both broad and deep network performance monitoring and analysis. However, Cascade Shark appliance with Cascade Pilot software can be deployed as standalone network troubleshooting solutions, while Cascade Profiler and Cascade Gateway appliances provide robust, end-to-end network monitoring.

Cascade Profiler appliance is the centralized analysis and reporting console for the Cascade family, correlating information collected by Cascade Shark, Cascade Gateway, Cascade Sensor and even Steelhead products to provide centralized monitoring, analysis and reporting of network and application performance problems. Cascade Profiler enables enterprises to proactively monitor and troubleshoot application and network, automate discovery and dependency mapping, plan for capacity planning and WAN optimization, and assure a consistent and reliable end-user experience.

The Cascade Gateway appliance collects flow data (NetFlow, sFlow, J-Flow, IPFIX and other popular flow statistics) from network infrastructure devices and sends it to Cascade Profiler for analysis, providing cost-effective, enterprise-wide, behavior-based network monitoring.
The U.S. list prices of Cascade appliances currently range from $36,995 to $185,000.
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
A software version of Cascade Shark that has been virtualized to run on VMware ESX environments, Cascade Shark Virtual Edition (VE) taps into the virtual switch in the ESX hypervisor to monitor the performance of all inter-VM traffic and send data to Cascade Profiler for analysis and reporting and/or to continuously capture packets and store them on the local server or on a storage area network (SAN) for back-in-time analysis with Cascade Pilot.
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

Cascade Express appliances bring the same revolutionary approach to application-aware NPM for the large enterprise to the small and medium enterprise in a flexible form designed to grow with the needs of the business and provide ease of use and deployment.

OPNET Product Family (Application Performance Management)

OPNET products use a variety of advanced technologies to support the analysis of application, network, and server performance under a wide range of current and planned or modeled operating conditions. Many OPNET software products share a significant amount of core software based on an open architecture. OPNET software architecture enables us to create new software more efficiently, to foster interoperability of OPNET software products, and to provide interfaces to a wide range of external data sources including third party management tools and network topology, traffic, and configuration information. OPNET also delivers extensive cross-product integration, to enable users to realize added value when products are deployed together.
The following sections summarize the OPNET software product portfolio by target market:
Primary Target Market: Enterprise IT (Corporate and Government/Defense)
AppCapacity Xpert, formerly called IT Guru Systems Planner, was introduced in December 2006. It provides capacity planning for servers, including planning for migration from physical-to-virtual server environments.
AppInternals Xpert was first introduced in December 2004. AppInternals Xpert delves into the complex software frameworks and operating systems of modern servers to extract large amounts of performance and forensic data to support all aspects of APM from the server perspective. AppInternals Xpert can provide analysis for any type of application, but particularly excels in Java and .NET environments. It continuously monitors thousands of system and application metrics and automatically detects and ranks performance and behavior anomalies. Its patented correlation technology automatically reveals relationships among metrics, highlighting the corresponding causal connections between components, resources, and code-level behavior in order to perform root cause analysis. It can assemble a complete picture of a transaction's path across tiers for near real-time and historical analysis.
AppMapper Xpert was introduced in January 2011. AppMapper Xpert automatically produces run-time application maps, identifying the underlying application components and infrastructure components that enable a production application. This dynamic model of the application, captured at the time of execution, is essential for troubleshooting application performance problems. It also provides critical information to improve a host of other operational workflows, such as configuration and change management, and datacenter virtualization and consolidation. AppMapper Xpert provides visibility into the interaction between applications and the underlying infrastructure, enabling IT organizations to effectively assess and respond to events and conditions that affect application service levels.
AppResponse Xpert, previously called Ace Live, was introduced in December 2007. AppResponse Xpert is an appliance-based solution that continuously monitors and analyzes end-user experience for all users and transactions. The solution also supports in-depth monitoring and analysis of the underlying network, a domain that is vital to comprehensive APM. AppResponse Xpert leverages the central role of the network in transporting transaction data to obtain vital information about relationships among clients and servers, and also among server tiers. This information is useful for performance analysis and troubleshooting in AppResponse Xpert and also for application discovery and dependency mapping functions performed by AppMapper Xpert. On-board analytics extract transactions from application flows and break down application response time, identifying which parts of the infrastructure are contributing most to delays. Add-on modules provide analytics for Citrix-hosted applications, database transactions, voice over IP, or VOIP, and NetFlow.
AppSQL Xpert was introduced in September 2010. AppSQL Xpert provides deep visibility into database performance through real-time monitoring of a broad range of metrics, with drilldowns to fine-grained forensic database transaction data for troubleshooting. It performs detailed tracking of database usage for trending and performance optimization. It also detects database policy violations, such as unauthorized access and suspicious usage patterns. AppSQL Xpert provides analysis of database performance while offering an agentless approach that imposes zero overhead on database operation.
AppSensor Xpert was introduced as APM Element Insight in June 2010. AppSensor Xpert uses remote instrumentation interfaces, such as SNMP to capture performance information from infrastructure components, which may otherwise be difficult to access, including servers, application components, network devices, and vendor-specific management systems. AppSensor Xpert supplies this data, on both a historical and real-time basis, to the rest of OPNET's APM solution suite for a more complete picture of end-to-end application performance.
AppTransaction Xpert, formerly called ACE Analyst, was first introduced in May 2000. AppTransaction Xpert is a powerful tool for detailed analysis of individual transactions. In today's complex application architectures, a single transaction can involve many tiers and require thousands of messages to traverse the network. This solution, which processes and merges traces taken in the production environment, makes extensive use of visualization and analytics to accelerate troubleshooting in production, as well as pre-deployment testing and prediction. In production, the combination of AppResponse Xpert and AppTransaction Xpert provides a seamless workflow that spans monitoring, alerting, triage, root cause diagnosis, and remediation guidance. In pre-deployment, AppTransaction Xpert is our solution for application network readiness testing.
IT Guru Network Planner was first introduced in August 1998 as IT Guru. IT Guru Network Planner provides predictive network capacity planning and design optimization, as well as validation of network configuration changes.
IT Sentinel was first introduced in August 2004. IT Sentinel provides automatic and continuous network configuration integrity and security auditing, and proactive change validation.
nCompass for Enterprises was first introduced in September 2003 as NETCOP. It provides enterprises with centralized, real-time visibility of network topology, traffic, and status in a single, integrated view. nCompass for Enterprises provides a unified view to quickly recognize the impact of network events, and assisted troubleshooting to rapidly resolve problems.
VNE Server was first introduced in June 2002. VNE Server, or Virtual Network Environment Server, automatically maintains a detailed, near real-time data model of the production IT network. VNE Server includes a suite of adapters that obtain topology, traffic, and other information from network devices as well as a broad range of third-party data sources. VNE Server automates the data collection process for other OPNET products, including IT Guru Network Planner and SP Guru Network Planner. VNE Server capabilities are included in IT Sentinel and SP Sentinel.
Primary Target Market: Network Service Providers (both Commercial and Government/Defense)

SP Guru Network Planner was first introduced in June 2001. SP Guru Network Planner is built on the IT Guru Network Planner product, and contains analytics that are valuable to service providers for planning, network design optimization, and validation of configuration changes. SP Guru Network Planner includes modeling and analysis technologies for IP, MPLS, and ATM networks, and when combined with SP Guru Transport Planner, provides a single environment for network-level and optical transport-level analysis.

SP Guru Transport Planner, formerly WDM Guru, was first introduced in December 2001. SP Guru Transport Planner is an optical network-planning product for designing resilient, cost-efficient optical networks. SP Guru Transport Planner is also sold to network equipment manufacturers.

nCompass for Service Providers was first introduced in September 2003 as NETCOP. nCompass for Service Providers provides centralized, real-time visibility of network topology, traffic, and status in a single, integrated view. nCompass for Service Providers provides a unified view to quickly recognize the impact of network events, and assisted troubleshooting to rapidly resolve problems.

SP Sentinel was first introduced in August 2004. SP Sentinel provides automated and continuous network configuration integrity and security auditing for service providers, and proactive change validation.

AppResponse Xpert is for service providers who deliver managed network and data center services to enterprises to ensure application performance.

Primary Target Market: Network R&D Organizations (Defense and Equipment Manufacturers)

OPNET Modeler was OPNET's first product, introduced in 1987. OPNET Modeler is a network modeling and simulation product. It enables users to evaluate how networking equipment, communications technologies, systems, and protocols will perform under simulated network conditions.

Modeler Wireless Suite is based on OPNET Modeler, and incorporates additional functionality germane to wireless network R&D organizations.

Modeler Wireless Suite for Defense is based on OPNET Modeler, and incorporates additional functionality that supports unique network R&D undertaken by the defense community.

OPNET Modules
We develop and sell a variety of software modules that provide additional functions to our application and network management software products.

Stingray Product Family (Application Delivery Control)
Riverbed Stingray is a software-based ADC designed to deliver faster and more reliable access to public web sites and private applications. Stingray frees applications from the constraints of legacy, proprietary, hardware-based load balancers, which enables them to run in any physical, virtual or cloud environment.
Stingray Traffic Manager software provides complete control over user traffic, allowing administrators to accelerate, optimize, and secure key business transactions. With Stingray Traffic Manager, applications can run in any environment-physical, virtual, or cloud-and migrate and scale on demand. One of the fastest software-based ADCs on the market, Stingray Traffic Manager powers some of the most popular sites on the web.
Stingray™ Application Firewall is a sophisticated, application-aware, web application firewall for deep application security that protects against known and unknown attacks at the application layer, secures applications, and meets compliance requirements with confidence.
Stingray™ Aptimizer software is a web accelerator that dynamically groups activities for fewer long distance round trips. Stingray Aptimizer software compresses images to maximize available bandwidth, increases caching for faster repeat visits, and prioritizes actions to provide the best possible response time for loading web pages on any browser.
Whitewater Product Family (Cloud Backup)
Whitewater is a cloud storage appliance, designed to accelerate, deduplicate, secure, and store backup data sets in the public cloud. Whitewater appliances are available as physical and virtual appliances with list prices starting at $7,995.
Whitewater Cloud Storage appliances
Whitewater appliances are deployed in customer data centers or remote offices and provide a gateway to the public cloud that greatly improves data transmission speeds, security, and disaster recovery (DR) readiness while reducing cloud storage costs. Whitewater cloud storage appliances allow organizations to reap the benefits of the public cloud's scalability, flexibility and pay-per-use pricing model without changes to their existing data protection infrastructure. Whitewater appliances connect all popular backup applications to the leading public cloud storage vendors such as Amazon, AT&T, Nirvanix, Rackspace and Windows Azure. Leveraging industry-leading Riverbed WAN optimization, sub-file deduplication, intelligent local data cache, and strong encryption of data in motion and at rest, Whitewater appliances make public cloud storage a cost-effective and easy to implement solution for any organization.
Virtual Whitewater appliances
Whitewater appliances virtual edition provide all the functionality of a physical Whitewater appliance in a software form factor. This product, targeted at customers with virtualized environments and remote offices, offers increased flexibility for deployment for organizations of all sizes.
Technology
We are widely recognized as both the pioneer and leader in the WAN optimization category, but our broad range of technologies powers a full portfolio of interoperable performance products that integrate into virtually any enterprise network.
Riverbed Optimization System (RiOS)
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
Each end-user request for data is sent directly to the intended authoritative application server as opposed to a cache that typically utilizes a copy of the data. Our Steelhead product intercepts the server response, identifies redundant data patterns and then sends only the new segments across the WAN to the end-user. All of the existing segments are represented by references that point to those already existing segments stored on the end-user side of the WAN connection. In this way, significantly less traffic needs to be sent to deliver large amounts of data to the end-user. In addition, this approach eliminates data consistency issues inherent in cache-based approaches.
Transport Streamlining
Transport streamlining enhances the performance of the TCP protocol by increasing the amount of data carried per TCP round trip, thereby reducing the number of round trips required to move a given amount of data over the WAN. We accomplish this by both increasing the default TCP payload and by filling the window with references to data rather than actual data.
We also enhance TCP performance by reducing the time associated with creating new TCP connections (especially for small, short-lived transfers), adapting transfer parameters based on real-time network characteristics and assigning priority for necessary packet resends due to packet loss. A component of transport streamlining, High Speed TCP, also addresses the TCP chattiness and latency that is particularly pronounced in high-speed connections (for example, OC-12 (622 Mbps)). Another component of transport streamlining, MXTCP, is designed to address private networks with packet loss.
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
Management Streamlining
Management streamlining allows for simplified implementation and administration of our Steelhead products. Unlike alternative approaches, which usually require changes to clients, servers, routers and switches or the addition of an overlay network of tunnels, Steelhead products are designed for transparent installation in existing IT infrastructure with minimal administration. The auto-discovery capabilities of RiOS allow our Steelhead products to identify automatically all Steelhead products on the WAN, typically without the need to reconfigure any network infrastructure. Our products automatically intercept WAN traffic without any further configuration requirements to applications, clients or other network infrastructure, while allowing non-optimized traffic to simply pass through.
RiOS provides IT administrators with simplified management of Steelhead products through Command Line Interface (CLI), Graphical User Interface (GUI), and an optional CMC.
Other key elements of management streamlining include touch-less configuration options, over-the-wire software upgrades for Steelhead products, singular and grouped appliance management and customizable reporting analytics.
Edge Virtual Server Infrastructure (Edge-VSI)
Granite products enable users and applications in branch office locations to write to and access centrally managed storage while maintaining local disk performance. Granite products enable faster branch access to data center deployed Storage Area Networks (SANs), and it effectively eliminates the IT organizations' need to provision and maintain dedicated storage resources in branch offices.
Consolidate Servers and Storage from Branch Offices back to the Data Center
Granite is deployed in conjunction with Riverbed Steelhead appliances and consists of two components:
Granite Core - a physical or virtual appliance that resides in the data center alongside centralized storage
Granite Edge - a module that runs on a Steelhead EX appliance in the branch office
Granite Core mounts iSCSI LUNs provisioned in the data center and shares the storage resources with branch offices running the Granite Edge module. Granite Edge virtually presents one or more iSCSI targets in the branch which can be utilized by services and systems running both within the Riverbed Virtual Services Platform (VSP) as well as externally to the Steelhead EX appliance. Granite Core inspects mounted file systems and is able to proactively stream data to the branch. This capability allows data from centralized storage to be available wherever and whenever it is needed. Through asynchronous block-based write acceleration, Granite Edge ensures that data created in branch office locations is securely stored in the data center.
Application-aware Network Performance Management (NPM)
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
Performance Metrics and Behavioral Analytics
Cascade products present the information collected from the network as a collection of useful metrics on application and network performance. It feeds these metrics into a behavioral analytics model, which learns the typical performance of applications and alerts an operator whenever performance deviates in a meaningful way from its learned “normal”.
Discovery and Dependency Mapping
Discovery and dependency mapping allows operators involved with performance troubleshooting, as well as IT consolidation initiatives, to rapidly understand all the components and associated interdependencies that are necessary for the delivery of an application to an end user.
Cloud Storage Appliances
Whitewater appliances significantly reduce the volume of data traversing networks and cut the cost of data backup and DR by reducing both the cost of storage consumed and the bandwidth requirements for moving backup data into and out of the cloud. Whitewater gateways are designed around the need for maintaining the highest data integrity, while at the same time delivering the performance and costs that companies need in such a backup and DR solution. Whitewater gateways are file based data deduplication storage devices with CIFS and NFS connectivity to backup applications, and cloud storage connectivity to a variety of class leading cloud storage providers.

Leading Deduplication and Replication Capabilities
Data is ingested into Whitewater gateways using multiple gigabit Ethernet connections, and is in-line deduplicated, compressed, and encrypted before it is written to the Whitewater local cache and asynchronously replicated via secure SSL connections to cloud storage. Whitewater gateways protect data using class leading deduplication technologies, utilizing scalable and cost effective cloud storage to provide long term data storage for backup data, and implementing a local disk cache for immediate restore needs.
Application Delivery Controller
Our Stingray product line is software-based. The ADC family is used by enterprises and large-scale web organizations to improve application performance and to manage the delivery of complex, business-critical web services. Stingray Traffic Manager software provides data-center based performance optimization, server offload, application reliability, WCO, and application firewall capabilities. It also provides robust scripting capabilities that allow enterprises to customize functionality based on their own business requirements.
TrafficScript Customization Language for Fine-grained Control
TrafficScript is a sophisticated programming language integrated within the core of Stingray Traffic Manager that enables high performance, highly configurable control of traffic management policies. TrafficScript rules can control all aspects of how traffic is managed and can choose when and where to apply request rate shaping, bandwidth shaping, routing, compression, and caching to prioritize the most valuable users and deliver the best possible levels of service.
WAN Optimization Industry Background
The Need for WAN Optimization
A common misconception is that increasing or optimizing bandwidth alone can adequately reduce the inefficiencies and performance problems inherent in wide-area distributed computing. It may allow an organization to increase the amount of data that can traverse a WAN at a given point in time, however, it may not address application performance problems resulting from the distance between locations across a WAN and from network and application protocol inefficiencies. Inadequate bandwidth is only one of three interrelated causes of performance problems. We believe that these problems can best be solved by simultaneously addressing all three root causes: software application protocol inefficiencies, transport network protocol inefficiencies, and insufficient or unavailable bandwidth.
Unlike alternative approaches, Steelhead products simultaneously address these root causes across a broad range of applications. They utilize proprietary software to improve the performance of applications and access to data over distance by reducing:

▪	application protocol inefficiencies through application streamlining

▪	network protocol inefficiencies through transport streamlining

▪	bandwidth requirements through our proprietary data streamlining and compression
Steelhead products are used at both ends of a WAN connection and are designed to be more easily and transparently integrated into existing networks than alternative products. They address a broad range of widely used software applications, are scalable across networks of all sizes, and address the wide-area distributed computing needs of every major industry.
The WAN optimization market provides global access to data and applications across WANs with local area network LAN-like performance. The WAN optimization market is large and growing. The key drivers of demand in this market are; the increasingly geographically distributed nature of organizations and employees; the transition towards cloud storage and computing; the growing business dependence on application performance and real-time access to data; the increasing desirability of IT infrastructure consolidation in order to achieve compelling cost reductions or organizational efficiencies; and, management and data protection benefits.
Increasingly Distributed Organizations and Workforces
Organizations are becoming more geographically distributed, with businesses becoming more global by expanding into new markets, migrating manufacturing facilities to lower-cost locations, and outsourcing certain business processes. In addition, existing enterprises continue to expand their geographic scope through mergers, acquisitions, partnerships, and joint ventures.
Transition Towards Cloud Architecture
Organizations have begun transitioning towards either public or private cloud architecture in order to achieve greater financial efficiency, elastic resource provisioning, and automation of IT management. This transition, however, typically reduces application performance by moving data and applications further away from end users, and also taxes network resources by more frequently migrating large amounts of data across the network.
Organizations are Increasingly Dependent on Timely Access to Critical Data and Applications
Application performance and effective access to data are critical to executing, maintaining, and expanding business operations. Employees are increasingly dependent on a wide array of software applications to perform their jobs effectively, such as email, document management, enterprise resource planning, and customer relationship management.
Benefits of IT Infrastructure Consolidation
As organizations have become more geographically distributed, installing and managing IT infrastructure has become increasingly costly and complex. Accordingly, IT managers often seek to consolidate IT infrastructure resources into headquarters or centralized data center locations, which can provide a number of benefits, including:

▪
reduction in capital costs as IT infrastructure resources (file servers, e-mail servers, web servers, application servers, backup systems and databases) are consolidated and shared within an organization

▪	reduction in IT support costs

▪	more efficient and reliable data back-up and recovery and application and database administration by managing these processes from a central point of control

▪	improved data protection, as consolidated IT infrastructure resources are less vulnerable to theft, loss, and misuse

▪	enhanced ability to implement internal controls and comply with other regulatory requirements as centralized data and applications are easier to monitor, store, and access
Despite these benefits, many organizations have foregone or delayed consolidation projects because of network performance and manageability problems.
Wide-Area Distributed Computing Challenges
Technological advances in computing, networking, semiconductor, and storage technologies have improved users' ability to access data and use applications rapidly across their LANs and store enormous amounts of information economically. However, these same applications and storage technologies, which were often designed to operate optimally on LANs, perform slowly across WANs and frequently exhibit the following performance challenges:

▪	delays in accessing, saving, and transferring files

▪	slow execution of critical software application functions

▪	incomplete or inconsistent backup and recovery of sensitive data

▪	loss of worker productivity and increased end-user frustration

▪	limited visibility into performance and security metrics at remote locations

Although many companies have attempted to solve these problems solely by adding bandwidth, addressing their technical root causes can best solve them:

▪
Latency and protocol chattiness - Latency is the amount of time it takes data to travel distances across a WAN. Chattiness refers to the numerous interactions between clients and servers that are often required by applications or network transport protocols to complete an operation or transfer data. When combined in geographically distributed computing environments, latency and chattiness can result in dramatically slower performance. For example, a simple request to open a file may require hundreds if not thousands of sequential round-trip interactions that, when aggregated, can result in substantial delays. This problem arises from two distinct sources:

-
Application protocol chattiness - Many business applications were designed for optimal use within LAN environments and employ unique communications procedures that cause high chattiness, resulting in slow performance for the end user when transmitted over a WAN.

-
Network protocol chattiness - Transmission Control Protocol (TCP), the underlying transport protocol for most WAN traffic, divides data into relatively small packets that are sent sequentially across the WAN, and require return acknowledgement from the recipient. These numerous round trips across the WAN can result in slow performance for the end user.

▪
Bandwidth limitations - Bandwidth is defined as the amount of data that can traverse a network in a given amount of time and is typically measured in megabits per second (Mbps). While most organizations' LANs typically operate at 100 or 1,000 Mbps, their remote office WAN connections typically operate at 2 Mbps or less. This often results in WAN congestion and poor application and data services performance. In addition, WAN outages limit the effectiveness of workers who are dependent on remote access to data and applications.

▪
Visibility limitations - Enterprises typically are forced to buy expensive technology to capture detailed performance data, but at the same time lack tools that can quickly and comprehensively assemble that data into meaningful information or actionable analysis around performance problems.

Limitations of Alternative Approaches
Historically, organizations have implemented partial solutions in attempting to improve the performance of wide-area distributed computing, including:

▪
Bandwidth - Organizations often attempt to improve application performance by making costly investments in more bandwidth. While additional bandwidth may reduce network congestion, no amount of bandwidth can address performance issues caused by high latency and application and network protocol chattiness.

▪
IT infrastructure resources - Deploying additional IT infrastructure resources at remote locations can increase selected application and data services performance. However, this approach is expensive, complex to manage, and increases the risks of data inconsistency and compromised security.

The Riverbed WAN Optimization Solution
Steelhead products broadly address the core causes of poor performance of wide-area distributed computing: latency and protocol chattiness, bandwidth limitations, data growth, and limited visibility. By simultaneously addressing these causes, we are able to significantly improve the performance of applications and access to data across WANs and enable the consolidation of costly IT infrastructures. RiOS simultaneously addresses the fundamental performance limitations of distributed computing environments.
Through the application of our proprietary technology, our WAN optimization solution simultaneously addresses each of these root causes of poor WAN performance:

▪
Application protocol chattiness - Our application streaming technology significantly reduces unnecessary protocol chattiness for a broad range of applications and protocols such as CIFS (Windows file sharing), NFS (UNIX file sharing), MAPI (Microsoft Exchange), Oracle Forms, Lotus Notes, MS-SQL HTTP, SSL and others.

▪
Network protocol chattiness - Our transport streaming technology employs a variety of techniques to significantly improve TCP performance. Our technology allows more data to be transmitted in each trip, which reduces the number of trips required.

▪
Bandwidth and storage limitations - Our data streaming technology employs sophisticated data mapping and pattern recognition techniques to minimize the amount of redundant data traversing WAN connections or minimize the amount of data that needs to be stored. Our products detect requests for redundant information and send very little more than the data that has actually been modified over the WAN.

▪
Visibility limitations - Our Cascade products utilize a unique combination of flow-based and packet-based data capture techniques that can quickly assemble a near real-time view of application performance and deliver it within a system that allows for easy analysis of complex data, even in virtualized and cloud environments.

When combined, these key technologies allow us to deliver significant benefits to our customers, including the ability to:

▪
Accelerate performance of applications and access to data over the WAN - Our solution enables our customers to recognize dramatic increases in performance of applications and access to data across a WAN, typically increasing transmission speeds by five to 50 times and in some cases by up to 100 times. Benefits include increased employee productivity, more efficient collaboration of globally distributed workgroups, and more consistent rollout and adoption of enterprise applications.

▪
Accelerate performance and access to software as a services (SaaS) applications - Akamai and Riverbed developed a joint application acceleration solution for hybrid cloud networks that leverages a combination of Internet optimization and WAN optimization: Steelhead Cloud Accelerator software. It is designed to accelerate cloud-based applications, including SAAS applications.

▪
Consolidate geographically distributed IT resources - Our solution enables the consolidation of remote office infrastructure, including servers, storage back-up systems, databases, and IT support personnel, while achieving more LAN-like performance. Also, consolidation enhances data security by centralizing IT resources in more secure data centers.

▪
Reduce the need for WAN bandwidth - Our solution nearly eliminates redundant traffic traversing the WAN and enables more efficient use of existing bandwidth, reducing the pressure to add bandwidth, which is often expensive or unavailable, as network traffic increases.

▪
Shorten storage back-up and replication time over the WAN - Our solution enables backup and replication of data over the WAN to private cloud or public cloud data centers in a fraction of the time previously allocated to the task. Additional benefits to our solution include reduced IT support needed to execute daily back-up procedures, as well as reduced security concerns related to storing and transporting backed-up data on physical tape media at every remote computing location.

▪
Improve productivity and reduce frustration for IT managers and end users - Our solution allows users in sites linked by a WAN to collaborate and share files and other data without the delays normally caused by WANs. Additional benefits include faster development cycles, better data synchronization, lower error rates, and more flexibility with respect to staffing and personnel coordination.

▪
Continuously assess network and application performance - Our solution collects performance information from devices across the WAN, at both optimized and non-optimized sites, and gives operators early warning about any application performance problems.

Steelhead products are designed to be easily and transparently deployed into our customers' networks. They are also designed for easy management, scalability across networks of all sizes, and for the wide-area distributed computing needs of every major industry.
Customers
Our products have been sold to over 22,000 customers worldwide in every major industry, including manufacturing, finance, technology, government, architecture, engineering and construction, professional services, utilities, healthcare and pharmaceuticals, media and retail. Our products are deployed in a wide range of organizations, from large global organizations with hundreds or thousands of locations to smaller organizations with few locations. As of December 31, 2012, one value-added distributor, Avent, Inc. (Avnet), accounted for 10% of our trade receivable balance. As of December 31, 2011, one value-added distributor, Arrow Electronics, Inc. (Arrow), accounted for 14% of our trade receivable balance. During the year ended December 31, 2012, two value-added distributors, Arrow and Avnet, accounted for 17% and 11%, respectively, of our consolidated revenue. During the years ended December 31, 2011 and 2010, one value-added distributor, Arrow, accounted for 15% and 10%, respectively, of our consolidated revenue. We believe it is unlikely that the loss of any of our channel partners would have a long term material adverse effect on our consolidated net revenues as we believe end-users would likely purchase our products from a different channel partner. However, a loss of any one of these channel partners could have a material adverse impact during the transition period.
Our distribution agreements with Arrow and Avnet are ordinary course of business relationships. The agreements are non-exclusive distribution agreements subject to successively renewable annual terms and are cancellable by us and Arrow and/or Avnet, as applicable, for convenience upon 30-days' prior notice. The agreements do not obligate us to sell a major part of our goods or services, nor does it require Arrow and/or Avnet to buy any of our products; rather, the agreements set forth only the terms to which a sale will be subject if and when a customer places a purchase order with Arrow and/or Avnet, as applicable, for specified products.
Backlog represents the customer orders that have yet to be fulfilled or invoiced. As of December 31, 2012 and 2011, backlog was not material.
Sales and Marketing
We sell our products and support through channel partners and our field sales force:

•
Channel partners — We have over 2,000 channel partners worldwide, primarily VARs, VADs, service providers and systems integrators. These partners help market and sell our products to a broad array of organizations and allow us to leverage our field sales force; and

•	Field sales force — We have a field sales force that is responsible for managing all direct and indirect sales within each of our geographic territories.
With the ability to foster a strong, collaborative sales engagement environment between us and our partners, the Riverbed Partner Network (RPN) delivers a coverage model that optimizes our customer’s ability to acquire and implement our solutions in the manner that best fits its needs — through either value added resellers, systems integrators or service providers. We derived 95% of our revenue through indirect channels in 2012.
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
Support and Services
We offer tiered customer support programs depending upon the service needs of our customers’ deployments. Support contracts provide customers the right to receive unspecified software product upgrades, maintenance releases issued when and if available during the support period and hardware repair. Product support includes internet access to technical content, as well as telephone, internet and email access to technical support personnel. Support contracts typically have a one-year term. We have support centers in New York, Bethesda, the San Francisco Bay Area, Amsterdam, London, Singapore, Sydney and Tokyo, which enable us to respond at all times. As we expand, we plan to continue to hire additional technical support personnel to service our growing international customer base.
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
Research and development expenses were $146.1 million, $123.0 million, and $87.1 million in 2012, 2011 and 2010, respectively.
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
We have received broad industry recognition for our innovative technology. For six consecutive years, InfoWorld has named the Riverbed Steelhead appliances as a Product of the Year. Since 2007, we have been positioned by Gartner in the Leaders’ Quadrant of the “WAN Optimization Controller (WOC)" Magic Quadrant, authored by Joe Skorupa and Severine Real, and most recently published in January 2012. This Gartner report positions vendors in one of four quadrants — Leaders, Challengers, Visionaries and Niche Players — based on the companies’ vision and ability to execute on that vision. In 2012 we were positioned by Gartner in the Visionary quadrant of the 2012 "Application Delivery Controllers (ADC)" Magic Quadrant by Joe Skorupa, Neil Rickard, and Bjarne Munch, and the in the Leaders quadrant of the 2012 "Application Performance Monitoring" Magic Quadrant authored by Jonah Kowall and Will Capelli. Riverbed’s WAN optimization solutions have received industry recognition from Forrester Research, IDC, NetworkWorld, The Wall Street Journal, eWeek, Storage Magazine, Network Computing and Byte & Switch, among others.
We also compete in the NPM and APM markets with our Riverbed Performance Management product line. Our primary competitors in this market are Netscout Systems, Computer Associates (NetQos) and Compuware.

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
Our worldwide patent portfolio includes one hundred twenty three issued U.S. patents and thirty five issued foreign patents. Patents generally have a term of twenty years from their priority date, which is generally either the date they were initially filed or the filing date of the earliest patent from which priority is claimed. Our issued patents will expire in 2020 through 2029. U.S. patent filings are intended to provide the holder with a right to exclude others from making, using, selling or importing in the U.S. the inventions covered by the claims of granted patents. We also have U.S. provisional and non-provisional patent applications pending, as well as counterparts pending in other jurisdictions around the world. We do not know whether any of our pending patent applications will result in the issuance of patents or whether the examination process will require us to narrow our claims. Our granted patents, and to the extent any future patents are issued, any such future patents, may be contested, circumvented or invalidated over the course of our business, and we may not be able to prevent third parties from infringing these patents. In addition, the laws of certain countries do not protect our proprietary rights to the same extent as do the laws in the U.S. Therefore, the exact effect of having a patent cannot be predicted with certainty.
Our registered trademarks in the U.S. include, but are not limited to, Riverbed, Steelhead, RiOS, Cascade, Stingray, OPNET, Whitewater, and Wireshark. We additionally have registered trademarks in selected foreign jurisdictions. We also have a number of trademark applications pending, in the U.S. as well as in other jurisdictions.
In addition to the foregoing protections, we generally control access to and use of our proprietary software and other confidential information through the use of internal and external controls, including contractual protections with employees, contractors, customers and partners. Our software is also protected by U.S. and international copyright laws.
We also incorporate third-party software programs into our products pursuant to license agreements. For example, we embed technology from VMware into our Steelhead appliances to provide the virtualization in our RSP or VSP. Any disruption in our access to any of these software programs could result in significant delays in our product releases and could require substantial effort to locate or develop a replacement program.
See Item 1A, “Risk Factors,” for discussion of risks related to protecting our intellectual property.
Employees
As of December 31, 2012, we had 2,566 employees in offices in all major geographies, including 683 from the OPNET acquisition. Of these, 1,128 were engaged in sales and marketing, 794 in research and development, 340 in support and services, 272 in general and administration and 32 in manufacturing. None of our U.S. employees are represented by labor unions; however, in certain international subsidiaries, workers councils represent our employees. We consider current employee relations to be good.
Corporate Information
Riverbed Technology, Inc. was incorporated in Delaware in May 2002. We operate internationally primarily through a number of wholly owned subsidiaries that are designed primarily to support our sales, marketing and support activities outside the United States. A summary of our financial information by geographic location is found in Note 16, “Segment Information,” in the Notes to Consolidated Financial Statements. We have a single operating segment and substantially all of our operating assets are located in the United States.
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

Unless the context otherwise requires, in this Annual Report on Form 10-K, the terms "Riverbed," "the Company," "we," "us," and "our" refer to Riverbed Technology, Inc. and its subsidiaries.

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
Our quarterly and annual operating results have varied significantly in the past and could vary significantly in the future, which makes it difficult for us to predict our future operating results. Our operating results may fluctuate due to a variety of factors, many of which are outside of our control, including the changing and volatile U.S., European and global economic environment, and any of which may cause our stock price to fluctuate. As a result, comparing our operating results on a period-to-period basis may not be meaningful. You should not rely on our past results as an indication of our future performance. In addition, revenues in any quarter are largely dependent on customer contracts entered into during that quarter. Historically, the amount of customer orders that have not been shipped as of the end of a fiscal year has not been material. Moreover, a significant portion of our quarterly sales typically occurs during the last month of the quarter, and sometimes within the last few weeks or days of the quarter. As a result, our quarterly operating results are difficult to predict even in the near term and a delay in an anticipated sale past the end of a particular quarter may negatively impact our results of operations for that quarter, or in some cases, that year. A delay in the recognition of revenue, even from just one account, may have a significant negative impact on our results of operations for a given period. If our revenue or operating results fall below the expectations of investors or securities analysts or below any guidance we may provide to the market, as has occurred recently and at other times in the past, or if the guidance we provide to the market falls below the expectations of investors or securities analysts, as has occurred recently and at other times in the past, the price of our common stock could decline substantially. Such a stock price decline could occur, and has occurred recently and at other times in the past, even when we have met our publicly stated revenue and/or earnings guidance.
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

•
unpredictability in the development of core, new or adjacent markets, or a slowdown or reversal of growth in these markets, including the wide area network (WAN) optimization, network and application performance management, and public cloud computing markets and including any markets that we enter as a result of acquisitions;

•	our ability to successfully and timely integrate, and realize the anticipated benefits of, our acquisition of OPNET Technologies;

•	limited visibility into customer spending plans;

•	changing market conditions, including current and potential customer consolidation;

•	customer or partner concentration. For example, two value-added distributors represented more than 10% of our revenue for the twelve months ended December 31, 2012;

•	variation in sales channels, product costs or mix of products sold;

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

•
delays in customer purchasing cycles in response to our introduction of new products or product transitions. For example, a product transition caused some of our customers to lengthen their purchasing decision in the first quarter of 2012 as they spent time evaluating new models. In addition, we experienced extended sales cycles in the first quarter of 2012 as some of our customers evaluated our new Granite product;

•
customer acceptance of new product introductions. For example, in 2010, we introduced solutions for the public cloud, including a cloud-intelligent WAN optimization solution and a cloud storage accelerator targeting back-up and select archive workloads. In the first quarter of 2012 we introduced our Granite product, which delivers edge virtual server infrastructure. These new products may not achieve any significant degree of market acceptance or be accepted into our sales channel by our channel partners. Furthermore, many of our target customers have not purchased products similar to these and might not have a specific budget for the purchase of these products;

•
in addition to OPNET, our ability to successfully integrate any other businesses that we acquire or have acquired, especially where those acquisitions result in our entering new markets. For example, in July 2011 we acquired Zeus Technology Ltd., a company that delivers high-performance software-based load balancing and traffic management solutions for virtual and cloud environments, and Aptimize Ltd., a web content optimization company;

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
Competitive products may in the future have better performance, more and/or better features, lower prices and broader acceptance than our products. Many of our current or potential competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, sales, marketing and other resources than we do. Potential customers may prefer to purchase from their existing suppliers rather than a new supplier regardless of product performance or features. Currently, in the WAN Optimization market we face competition from a number of established companies, including Cisco Systems, Blue Coat Systems, Citrix Systems and F5 Networks. We also face competition from a large number of smaller private companies and new market entrants. In the Network Performance Management and Application Performance Management markets, our Riverbed Performance Management product line primarily competes with Netscout, Computer Associates (NetQos) and Compuware. As a result of our July 2011 acquisitions of Zeus and Aptimize, we face additional competition from F5 Networks and Citrix Systems.
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
Our future success is highly dependent upon establishing and maintaining successful relationships with a variety of channel partners, including value-added resellers, value-added distributors, service providers, and systems integrators. A substantial majority of our revenue (95% in 2012 and 96% in 2011) is derived from indirect channel sales and we expect indirect channel sales to continue to account for a substantial majority of our total revenue. We employ a two-tier distribution strategy, as part of a larger effort to scale our reach and better serve the needs of our channel. Our revenue depends in large part on the effective performance of these channel partners, and changes to our distribution model, the loss of a channel partner or the reduction in sales to our channel partners could materially reduce our revenues and gross margins. By relying on indirect channels, we may have little or no contact with the ultimate users of our products, thereby making it more difficult for us to establish brand awareness, ensure proper delivery and installation of our products, service ongoing customer requirements and respond to evolving customer needs. In addition, we recognize a large portion of our revenue based on a sell-through model using information regarding the end user customers that is provided by our channel partners. If those channel partners provide us with inaccurate or untimely information, the amount or timing of our revenues could be adversely impacted. For example, we have encountered delays with certain partners where internal processing issues have prevented that partner from providing a purchase order to us in a timely manner.
Recruiting and retaining qualified channel partners and training them in our technology and product offerings requires significant time and resources. These recruitment, retention and training efforts have assumed even greater importance as we have evolved into a multi-product company. In order to develop and expand our distribution channel, we must continue to scale and improve our processes and procedures that support our distribution channel, including investment in systems and training, and those processes and procedures may become increasingly complex and difficult to manage. In particular, training and educating our channel partners has become more complex as we have introduced products that extend beyond core WAN optimization. We have no minimum purchase commitments with any of our value-added resellers or other indirect distributors, and our contracts with these channel partners do not prohibit them from offering products or services that compete with ours. Our competitors may be effective in providing incentives to existing and potential channel partners to favor their products, to choose not to partner with us, or to prevent or reduce sales of our products. Our channel partners may choose not to offer our products exclusively or at all. If we fail to maintain successful relationships with our channel partners, fail to develop new relationships with channel partners in new markets or expand the number of channel partners in existing markets, fail to manage, train or motivate existing channel partners effectively or if these channel partners are not successful in their sales efforts, sales of our products would decrease and our business, operating results and financial condition would be materially adversely affected.
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
Any introduction of, and transition to, a new product line requires us to forecast customer demand for both legacy and new product lines for a period of time, and to maintain adequate inventory levels to support the sales forecasts for both product lines. If new product line sales, or product line sales in general, exceed our sales forecast, we could possibly experience stock shortages, which would negatively affect our revenues. If legacy product line sales, or product lines sales in general, fall short of our sales forecast, we could have excess inventory, as has occurred from time to time. Any inventory charges would negatively impact our product gross margins.
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
During 2012 we acquired OPNET Technologies, Inc. and certain assets of Expand Networks Ltd. In prior years we acquired Mazu Networks, Inc., CACE Technologies, Inc., Global Protocols LLC, Zeus Technology Ltd. and Aptimize Ltd. Also in 2012 we entered into multiple agreements contemporaneously with Juniper Networks, Inc. (Juniper) pursuant to which we acquired certain rights and licenses to Juniper's WX WAN optimization product line, entered into a technology integration agreement to integrate our Steelhead® Mobile technology into the Juniper Networks® Junos® Pulse client to enable a mobile acceleration solution for mobile phones and tablets, and granted Juniper a source code license for our application delivery controller (ADC) technology and related tools with rights to modify, create and distribute their own ADC product. In the future we may acquire other businesses, products or technologies. Our ability as an organization to integrate acquisitions is unproven. Any acquisitions that we complete may not ultimately strengthen our competitive position or achieve our goals, or the acquisition may be viewed negatively by customers, financial markets or investors. In addition, we may encounter difficulties in integrating personnel, operations, technologies or products from the acquired businesses and in retaining and motivating key personnel from these businesses. We may also encounter difficulties in maintaining uniform standards, controls, procedures and policies across locations, or in managing geographically or culturally diverse locations. We may experience significant problems or liabilities associated with acquired or integrated product quality or technology. Acquisitions may disrupt our ongoing operations, divert management from day-to-day responsibilities and increase our expenses. Acquisitions may reduce our cash available for operations and other uses and could result in an increase in amortization expense related to identifiable assets acquired, potentially dilutive issuances of equity securities or the incurrence of debt. Certain of these risks relating specifically to our December 2012 acquisition of OPNET, including risks relating to our borrowing $575 million pursuant to the terms of a senior credit facility, are set forth in the section titled “Risks Related to Our Acquisition of OPNET Technologies”.
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
Our use of Riverbed-designed content in our hardware platforms has increased our susceptibility to scarcity or delivery delays for custom components within our systems. Shortages in components that we use in our products have occurred recently and may occur in the future and our suppliers' ability to predict the availability of such components may be limited. For example, the flooding in Thailand affected the availability of disk drive components and, consequently, increased our costs in procuring those components. Some components that we use are available only from limited sources of supply. In addition, the lead times associated with certain components are lengthy and preclude rapid changes in quantity requirements and delivery schedules. The unavailability of any component that is necessary to the proper functioning of our appliances would prevent us from shipping products. Any inability to ship our products in a timely manner would delay sales and adversely impact our revenue, business, operating results and financial condition.
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
In addition, reconfiguring our IT systems or other business processes in response to changing business needs, or in connection with integrating acquired businesses, including our recent acquisition of OPNET, may be time-consuming and costly. To the extent this impacted our ability to react timely to specific market or business opportunities, our financial results would likely be harmed.

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

In the years ended December 31, 2012, 2011, and 2010, we derived 45%, 45% and 47%, respectively, of our revenue from customers outside the U.S. We have personnel in numerous countries worldwide. We expect to continue to add personnel in additional countries. Our international sales and operations makes us subject to various U.S. and international laws and regulations, including those relating to antitrust, data protection, and business dealings with both commercial and governmental officials and organizations. Our international sales and operations subject us to a variety of additional risks, including:

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
Developing our products is expensive, and the investment in product development may involve a long payback cycle or may not generate additional revenue at all. For the year ended December 31, 2012, our research and development expenses were $146.1 million, or approximately 17% of our total revenue. Our future plans include significant investments in research and development and related product opportunities. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. These investments may take several years to generate positive returns, if ever.
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
We have expanded our operations significantly since inception, both organically and through acquisitions of complementary businesses and technologies, including our December 2012 acquisition of OPNET, and anticipate that further significant expansion will be required. This growth is expected to continue to place significant demands on our management, infrastructure and other resources. To manage our growth, we need to hire, integrate and retain highly skilled and motivated employees. We will also need to continue to improve our financial and management controls, reporting systems and procedures. We have an enterprise resource planning software system that supports our finance, sales and inventory management processes. If we were to encounter delays or difficulties as a result of this system, including loss of data and decreases in productivity, our ability to properly run our business could be adversely impacted. If we do not effectively manage our growth, our business would be harmed.

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
Our sales to the United Stated government customers subject us to special risks that could adversely affect our business.
We sell our products directly or indirectly to the United States government and, in connection with such sales, we must comply with complex federal procurement and related laws and regulations, which may impose added costs on our business. For the year ended December 31, 2012, approximately 11% of our sales constituted sales made directly or indirectly to the United States government. The federal government audits and reviews the performance of federal contractors regarding contract terms, pricing practices, cost structure, and compliance with applicable laws, regulations and standards. Such an audit could result in an adverse finding, including a finding that we overcharged the government or failed to comply with applicable laws, regulations and standards. If a government audit or other investigation results in an adverse finding or uncovers improper or illegal activities, we may be required to restate previously reported operating results or we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines, and suspension or debarment from doing business with United States federal government agencies. We could face additional expense and delay if any of our competitors, or competitors of the prime contractors to which we serve as subcontractors, protest or challenge contract awards made to us or to our prime contractors pursuant to competitive bidding. In addition, United States government contracts contain provisions and are subject to laws and regulations that provide government customers with rights and remedies not typically found in commercial contracts; these remedies include rights to terminate for convenience on short notice, reduce or modify contracts or subcontracts, and claim rights in products and technology produced by us.
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
We incur significant legal, accounting and other expenses as a public company, including costs resulting from regulations regarding corporate governance practices and costs relating to compliance with Section 404 of the Sarbanes-Oxley Act. For example, the listing requirements of the Nasdaq Stock Market's Global Select Market require that we satisfy certain corporate governance requirements relating to independent directors, audit and compensation committees, distribution of annual and interim reports, stockholder meetings, stockholder approvals, solicitation of proxies, conflicts of interest, stockholder voting rights and codes of conduct. In addition, the Dodd-Frank Wall Street Reform and Consumer Protection Act contains various provisions applicable to the corporate governance functions of public companies. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, these rules and regulations could make it more difficult for us to attract and retain qualified persons to serve on our Board of Directors, our board committees or as executive officers.
While we believe that we currently have adequate internal controls over financial reporting, we are exposed to risks from legislation requiring companies to evaluate those internal controls.

The Sarbanes-Oxley Act requires that we test our internal controls over financial reporting and disclosure controls and procedures. In particular, for the year ended December 31, 2012, we performed system and process evaluation and testing of our internal controls over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our compliance with Section 404 requires that we incur substantial expense and expend significant management time on compliance-related issues. Moreover, if we are not able to comply with the requirements of Section 404 in the future, or if we or our independent registered public accounting firm identify deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock may decline and we could be subject to sanctions or investigations by the Nasdaq Stock Market's Global Select Market, the SEC or other regulatory authorities, which would require significant additional financial and management resources.
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
We are exposed to financial risk associated with the global financial markets, including volatility in interest rates and uncertainty in the credit markets. Our exposure to market rate risk for changes in interest rates relates primarily to our $575 million senior credit facility and our investment portfolio. The primary objective of our investment activities is to preserve principal, maintain adequate liquidity and portfolio diversification while at the same time maximizing yields without significantly increasing risk. However, the valuation of our investment portfolio is subject to uncertainties that are difficult to predict. Factors that may impact its valuation include changes to credit ratings of the securities that we hold, interest rate changes, the ongoing strength and quality, and recent instability, of the global credit market, and liquidity. If the carrying value of our investments exceeds the fair value, and the decline in fair value is deemed to be other-than-temporary, we will be required to write down the value of our investments. Additionally, instability and uncertainty in the financial markets, as has been recently experienced, could result in the incurrence of significant realized or impairment losses associated with certain of our investments, which would reduce our net income.
If we need additional capital in the future, it may not be available to us on favorable terms, or at all.
We have historically relied on outside financing and cash flow from operations to fund our operations, capital expenditures and expansion, most recently through establishment of a $575 million senior secured term loan facility to facilitate our acquisition of OPNET. We may require additional capital from equity or debt financing in the future to fund our operations or respond to competitive pressures or strategic opportunities. We may not be able to secure timely additional financing on favorable terms, or at all. The terms of our current senior secured term loan facility contain certain covenants that limit future borrowings and require that certain payments, investments and acquisitions meet defined leverage ratios, and any additional financing may place additional limits on our financial and operating flexibility. If we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us, if and when we require it, our ability to grow or support our business and to respond to business challenges could be significantly limited.
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

Risks Related to Our Acquisition of OPNET Technologies

The integration of the businesses and operations of Riverbed and OPNET involves risks, and the failure to integrate successfully the businesses and operations in the expected time frame may adversely affect our future results.
Any failure to meet the challenges involved in integrating the operations of Riverbed and OPNET successfully or to otherwise realize any of the anticipated benefits of the acquisition of OPNET could harm our results of operations. Our ability to realize the benefits of the acquisition will depend in part on the timely integration of organizations, operations, procedures, policies and technologies, as well as the harmonization of differences in the business cultures of the two companies and retention of key personnel. The integration of the companies will be a complex, time-consuming and expensive process that, even with proper planning and implementation, could significantly disrupt our business. The challenges involved in this integration include the following:

•	combining our respective product offerings;

•	preserving customer, supplier and other important relationships of both Riverbed and OPNET and resolving potential conflicts that may arise;

•	minimizing the diversion of management attention from ongoing business concerns;

•	addressing differences in the business cultures of Riverbed and OPNET to maintain employee morale and retain key employees; and

•	coordinating and combining geographically diverse operations, relationships and facilities, which may be subject to additional constraints imposed by distance and local laws and regulations.

We may not successfully integrate the operations of Riverbed and OPNET in a timely manner, or at all. If we fail to manage the integration of these businesses effectively, our growth strategy and future profitability could be negatively affected, and we may fail to achieve the intended benefits of the acquisition.
We may not realize the anticipated benefits of the acquisition of OPNET.
We are acquiring OPNET to realize certain anticipated benefits. Our ability to realize these anticipated benefits depends, in part, on our ability to successfully combine the businesses of Riverbed and OPNET. We may not realize the anticipated benefits to the extent, or in the time frame, anticipated. The anticipated benefits are necessarily based on projections and assumptions, and assume, among other things, a successful integration of OPNET's business with our Cascade product line. If we do not realize the anticipated benefits, our growth strategy and future profitability could be negatively affected.
We have taken on significant debt to finance the OPNET acquisition, which will decrease our business flexibility and increase our interest expense.
In connection with the acquisition of OPNET, we incurred approximately $575 million of debt. This debt, together with certain covenants imposed on us in connection with incurring this debt, will, among other things, reduce our flexibility to respond to changing business and economic conditions and will increase our interest expense. Our ability to pay interest and repay the principal for our indebtedness is dependent upon our ability to manage our business operations, generate sufficient cash flows to service such debt and the other factors discussed in this section. There can be no assurance that we will be able to manage any of these risks successfully.  We may also need to refinance a portion of our outstanding debt as it matures. There is a risk that we may not be able to refinance existing debt or that the terms of any refinancing may not be as favorable as the terms of our existing debt. Furthermore, if prevailing interest rates or other factors at the time of refinancing result in higher interest rates upon refinancing, then the interest expense relating to that refinanced indebtedness would increase.  In addition, changes by any rating agency to our outlook or credit rating could negatively affect the value of both our debt and equity securities and increase the interest amounts we pay on outstanding or future debt. These risks could adversely affect our financial condition and results of operations.
The completion of the acquisition may cause customers or suppliers to terminate their relationships with us.
Certain of our customers or suppliers may be uncertain about the combined company or may have prior experience with OPNET that causes such customers or suppliers to be dissatisfied with OPNET. Likewise, certain customers or suppliers of OPNET may be uncertain about the combined company or may have prior experience with us that causes such customers or suppliers to be dissatisfied with us. This uncertainty or dissatisfaction may cause such customers or suppliers to terminate their existing relationships with or seek to change their existing agreements with us. These decisions could have an adverse effect on our business.
Uncertainty following the acquisition may cause customers, suppliers and channel partners to delay or defer decisions concerning us and adversely affect our business, financial condition and operating results.
Uncertainty following the acquisition of OPNET may cause customers, suppliers and channel partners to delay or defer decisions concerning us or our products, which could negatively affect our business. Customers, suppliers and channel partners may also seek to change existing agreements with us as a result of the acquisition. Any delay or deferral of those decisions or changes in existing agreements could adversely affect our business.
Failure to retain key employees could diminish the anticipated benefits of the acquisition.
The success of the acquisition of OPNET will depend in part on the retention of personnel critical to the business and operations of the combined company due to, for example, their technical skills or management expertise. Employees and consultants may experience uncertainty about their future roles with us until clear strategies are announced or executed. Riverbed and OPNET, while similar, do not have the same corporate cultures, and some employees or consultants may not want to work for the combined company. In addition, competitors may recruit employees during our integration of OPNET. If we are unable to retain personnel that are critical to the successful integration and future operation of the combined companies, we could face disruptions in our operations, loss of existing customers, key information, expertise or know-how, and unanticipated additional recruiting and training costs. In addition, the loss of key personnel could diminish the anticipated benefits of the acquisition of OPNET.

Our acquisition of OPNET could trigger certain provisions contained in OPNET's agreements with third parties that could permit such parties to terminate those agreements.

OPNET may be a party to agreements that permit a counter-party to terminate an agreement or receive payments because the acquisition would cause a default or violate an anti-assignment, change of control or similar clause in such agreement. If this happens, we may have to seek to replace that agreement with a new agreement or make additional payments under such agreement. However, we may be unable to replace a terminated agreement on comparable terms or at all. Depending on the importance of such agreement to our business, the failure to replace a terminated agreement on similar terms or at all, and requirements to pay additional amounts, may increase the costs to us of operating the combined business.

Risks Related to Ownership of Our Common Stock
The trading price of our common stock has been volatile and is likely to be volatile in the future.
The trading prices of the securities of technology companies, including our own, have been highly volatile. Further, our common stock has a limited trading history. Since our initial public offering in September 2006 through December 31, 2012, our stock price, after adjusting for our 2:1 stock split in the form of a stock dividend effected in November 2010, has fluctuated from a low of $3.55 to a high of $44.70. The market price of our common stock has at times reflected a higher multiple of expected future earnings than many other companies. As a result, even small changes in investor expectations regarding our future growth and earnings, whether as a result of actual or rumored financial or operating results, changes in the mix of products and services sold, acquisitions, industry changes, or other factors, could result in, and have recently resulted in, significant fluctuations in the market price of our common stock.
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

•	significant sales or purchases, or announcement of significant sales or purchases, of our common stock by us or our stockholders, including our directors and executive officers;

•	announcements by or about us regarding events or news adverse to our business;

•	market conditions in our industry, the industries of our customers and the economy as a whole;

•	adoption or modification of regulations, policies, procedures or programs applicable to our business;

•	an announced acquisition of or by a competitor; and

•	an announced acquisition of or by us. For example, our stock price declined immediately after the announcement by us of our intention to acquire OPNET.
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
We lease approximately 102,358 square feet of office space in San Francisco, California pursuant to a lease that expires in 2014. In February 2012, we entered into a lease for approximately 167,000 square feet of office space in San Francisco, California for our new worldwide corporate headquarters. Upon acquisition of OPNET Technologies, Inc., we assumed approximately 82,000 square feet of office space in Bethesda, MD held under two leases. These leases expire in 2016 and 2021. In addition, we lease approximately 67,000 square feet of office space in Sunnyvale, California pursuant to leases that expires in 2021. We maintain support centers in New York, the San Francisco Bay Area, Amsterdam, London, Singapore, Sydney and Tokyo, and sales offices in multiple locations worldwide. We believe that our current facilities are suitable and adequate to meet our current needs, and we intend to add new facilities or expand existing facilities as necessary.

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
In connection with our July 2011 acquisition of the outstanding securities of Zeus Technology Limited (Zeus), the share purchase agreement provided for certain additional potential payments (acquisition-related contingent consideration) totaling up to $27.0 million in cash, based on achievement of certain bookings targets related to Zeus products for the period from July 20, 2011 through July 31, 2012 (the Zeus Earn-Out period). The share purchase agreement also provided for a potential $3.0 million payment as an incentive bonus to former employees of Zeus, based on achievement of certain bookings targets related to Zeus products for the Zeus Earn-Out period.

In October 2012 we served the representative of the Zeus shareholders, as lead defendant and proposed defendant class representative for all other similarly situated former shareholders of Zeus, with a lawsuit, filed in the Superior Court of the State of California, for declaratory relief.  The lawsuit seeks declaratory judgment that, among other things, (a) Riverbed is not in breach of the share purchase agreement, and (b) Riverbed does not owe any acquisition-related contingent consideration under the share purchase agreement because the necessary conditions precedent to the payment of acquisition-related contingent consideration did not occur. In November 2012, the representative of the Zeus shareholders filed a cross-complaint against Riverbed and Riverbed Technology Limited in the Superior Court of the State of California.  The cross-complaint claims breach of contract and breach of the covenant of good faith and fair dealing, and seeks declaratory judgment that Riverbed has breached the share purchase agreement and that the entire $27.0 million in contingent consideration is payable to Zeus shareholders. We believe that the contention of the representative of the Zeus shareholders is without merit and intend to vigorously defend our determination.

In November 2012 we received a grand jury subpoena issued by the United States District Court for the Eastern District of Virginia. The subpoena requests documents related to certain federal government contracting matters, including a $19 million transaction involving the sale of our products and services by a Riverbed reseller to an agency of the federal government in 2009. We are cooperating fully with this inquiry.
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

	Fiscal Year 2012		Fiscal Year 2011
	High	Low	High	Low
First Quarter	$30.73	$22.93	$44.70	$31.42
Second Quarter	$29.20	$14.90	$39.99	$30.69
Third Quarter	$23.89	$13.30	$41.83	$19.72
Fourth Quarter	$24.23	$16.30	$30.00	$18.33
The last reported sale price for our common stock on the Nasdaq Global Select Market was $15.92 per share on February 14, 2013.
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
Stockholders
As of February 7, 2013, there were 220 registered stockholders of record of our common stock. Because many of our shares of common stock are held by brokers or other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by the record holders.
Stock Performance Graph
The graph set forth below compares the cumulative total stockholder return on our common stock between December 31, 2007 and December 31, 2012, with the cumulative total return of (i) the Nasdaq Computer Index and (ii) the Nasdaq Composite Index, over the same period. This graph assumes the investment of $100 on December 31, 2007 in our common stock, the Nasdaq Computer Index and the Nasdaq Composite Index, and assumes the reinvestment of dividends, if any. We have never paid dividends on our common stock and have no present plans to do so. The graph assumes the initial value of our common stock on December 31, 2007 was the closing sales price of $13.37 per share.

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
On August 19, 2011, our Board of Directors authorized a Share Repurchase Program (the Program), which authorizes us to repurchase up to $150.0 million of our outstanding common stock. On May 17, 2012, our Board of Directors approved a $150.0 million increase to the Program. The Program does not require us to purchase a minimum number of shares, and may be suspended, modified or discontinued at any time without prior notice. During the three months ended December 31, 2012, no shares were purchased in open market transactions under the Program. During the twelve months ended December 31, 2012, we repurchased 7,376,859 shares of common stock under the Program on the open market for an aggregate purchase price of $127.1 million, or a weighted average of $17.24 per share. The timing and amounts of these purchases were based on market conditions and other factors, including price, regulatory requirements and capital availability. The share repurchases were financed by available cash balances and cash from operations. The maximum dollar value of shares of common stock that remain available for purchase under the Program is $137.8 million, subject to the terms under our credit agreement.

Item 6.	Selected Financial Data
The following selected consolidated financial data should be read in conjunction with our audited consolidated financial statements and related notes thereto and with Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are included in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended December 31, 2012, 2011 and 2010, and the selected consolidated balance sheet data as of December 31, 2012 and 2011 are derived from, and are qualified by reference to, the audited consolidated financial statements included in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended December 31, 2009 and 2008, and the consolidated balance sheet data as of December 31, 2010, 2009 and 2008 are derived from audited consolidated financial statements, which are not included in this Annual Report on Form 10-K.

(in thousands, except per share amounts)	Year ended December 31,
	2012	2011	2010	2009	2008
Consolidated Statement of Operations Data:
Revenue:
Product	$548,141	$501,376	$380,277	$267,885	$252,929
Support and services	288,719	225,100	171,612	126,261	80,420
Total revenue	836,860	726,476	551,889	394,146	333,349
Cost of revenue:
Cost of product (3)	124,406	105,150	81,998	61,052	60,439
Cost of support and services (3)	80,412	68,925	50,750	37,916	28,175
Total cost of revenue (1) (3)	204,818	174,075	132,748	98,968	88,614
Gross profit	632,042	552,401	419,141	295,178	244,735
Operating expenses
Sales and marketing (1) (3)	328,657	272,635	225,052	177,487	140,653
Research and development (1) (3)	146,108	122,964	87,117	69,164	58,658
General and administrative (1) (3)	60,594	59,699	47,382	38,080	38,669
Other charges (2)	—	—	—	—	11,000
Acquisition-related costs (3)	726	5,211	3,343	104	—
Total operating expenses	536,085	460,509	362,894	284,835	248,980
Operating income (loss)	95,957	91,892	56,247	10,343	(4,245)
Total other income (expense), net (3)	(1,924)	154	724	1,042	6,514
Income before income taxes	94,033	92,046	56,971	11,385	2,269
Provision (benefit) for income taxes	39,436	28,239	22,813	4,300	(8,332)
Net income	$54,597	$63,807	$34,158	$7,085	$10,601
Net income per share:
Basic	$0.35	$0.41	$0.24	$0.05	$0.07
Diluted	$0.33	$0.38	$0.22	$0.05	$0.07
Shares used in computing net income per common share:
Basic	156,205	154,411	145,012	138,400	141,514
Diluted	164,570	166,900	155,999	143,080	146,534

(1)	Includes stock-based compensation and related payroll tax expenses as follows:

	Year ended December 31,
(in thousands)	2012	2011	2010	2009	2008
Cost of product	$1,011	$1,075	$578	$453	$182
Cost of support and services	7,080	7,001	5,805	4,540	4,493
Sales and marketing	36,639	38,249	30,529	25,453	23,632
Research and development	29,734	29,599	20,616	14,389	13,080
General and administrative	18,007	21,275	16,420	11,873	9,202
Total stock-based compensation and related payroll tax expenses	$92,471	$97,199	$73,948	$56,708	$50,589

(2)	“Other charges” consists of amounts paid in settlement of litigation with Quantum Corporation during fiscal 2008.

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

	Year ended December 31,
(in thousands)	2012	2011	2010	2009	2008
Cost of product	$16,411	$9,916	$3,883	$2,546	$—
Cost of support and services	125	—	—	—	—
Sales and marketing	10,964	5,229	2,481	2,535	—
Research and development	1,807	2,858	1,005	856	—
General and administrative	23	26	324	534	—
Acquisition-related costs	726	5,211	3,343	104	—
Total other income, net	2,618	1,092	—	—	—
Total Acquisition-related costs	$32,674	$24,332	$11,036	$6,575	$—

	As of December 31,
(in thousands)	2012	2011	2010	2009	2008
Consolidated Balance Sheet Data
Cash and cash equivalents	$280,509	$215,476	$165,726	$67,749	$95,378
Short and long-term investments	249,081	377,887	335,414	257,938	172,398
Working capital	309,973	350,856	374,898	281,965	254,079
Total assets	2,024,339	1,031,199	736,081	505,279	398,517
Total borrowings	572,141	—	—	—	—
Common stock and additional paid-in-capital	757,777	631,921	518,052	367,236	315,882
Stockholders’ equity	894,222	711,064	537,420	352,307	293,829

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Overview
We were founded in May 2002 by experienced industry leaders with a vision to improve the performance of wide-area distributed computing. We began commercial shipments of our Steelhead products in May 2004 and have since sold our products to over 22,000 customers worldwide, including customers resulting from acquisitions. We offer several product lines including Steelhead appliances directed at the WAN optimization market, Cascade products in the network performance management (NPM) market, our Stingray product line which competes in the virtual application delivery controller (ADC) market, and our Whitewater cloud storage gateway directed at the cloud back up and disaster recovery solution market.
We are headquartered in San Francisco, California. Our personnel are located throughout the U.S. and in more than thirty-five countries worldwide. We expect to continue to add personnel in the U.S. and internationally to provide additional geographic sales, research and development, general and administrative and technical support coverage.
The Riverbed Strategy
Our goal is to develop solutions that are widely recognized as the preeminent performance and efficiency standard for organizations of all sizes and geographies. Key elements of our strategy include:

•
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

•
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

•
Enhance and extend our product lines - We plan to introduce enhancements to our product capabilities in order to address our customers' size and application requirements. We also plan to introduce new products to extend our market and utilize our technology platform to extend our capabilities.

•
Extend our technology partner ecosystem - We plan to enhance our product capabilities via integration of partner technologies, in particular by increasing the selection of third-party applications on the Riverbed® Virtual Services Platform (VSP).

•	Increase market awareness - To generate increased demand for our products, we will continue to market the effectiveness of our comprehensive IT performance solutions.

•
Scale our sales force and distribution channels - We will continue to innovate to grow our revenue and increase market share. We sell our products directly through our sales force and indirectly through channel partners. We intend to expand our direct sales force and leverage our indirect channels to extend our geographic reach and market penetration.

•
Enhance and extend our support and services capabilities - On an ongoing basis, we plan to enhance and extend our support and services capabilities to continue to support our growing global customer base. For example, we recently launched Splash, a new feature-rich community site for customers.

Major Trends Affecting Our Financial Results
Company outlook
We believe that our current value proposition, which enables customers to improve the performance of their applications and access to their data across WANs, while also offering the ability to simplify IT infrastructure and realize significant capital and operating cost savings, should allow us to continue to grow our business. Our product revenue growth rate will depend significantly on continued growth in the WAN optimization, NPM, application performance management and the virtual ADC markets, and our ability to continue to attract new customers in those markets and generate additional sales from existing customers. Our growth in support and services revenue is dependent upon increasing the number of products under support contracts, which is dependent on both growing our installed base of customers and renewing existing support contracts. Our future profitability and rate of growth will be directly affected by the continued acceptance of our products in the marketplace, as well as the timing and size of orders, product mix, average selling prices and costs of our products and general economic conditions. Our ability to achieve profitability in the future will also be affected by the extent to which we must incur additional expenses to expand our sales, support, marketing, development, and general and administrative capabilities to grow our business. The largest component of our expenses is personnel costs. Personnel costs consist of salaries, benefits and incentive compensation for our employees, including commissions for sales personnel and stock-based compensation.
Revenue
Our revenue has grown rapidly since we began shipping products in May 2004, increasing from $2.6 million in 2004 to $836.9 million in 2012. Revenue grew by 15% in 2012 from $726.5 million in 2011. We believe that our revenue growth is a positive sign that our products have a significant value proposition to our customers and that the markets that we compete in are still expanding.
Costs and Expenses
Operating expenses consist of sales and marketing, research and development, general and administrative expenses, and acquisition-related costs. Personnel-related costs, including stock-based compensation, are the most significant component of each of these expense categories. As of December 31, 2012, including more than 650 employees hired in connection with our acquisition of OPNET Technologies, Inc. (OPNET), we had 2,566 employees, an increase of 59% from the 1,610 employees at December 31, 2011. Our increasing employee headcount remains the most significant driver behind the increase in costs and operating expenses in 2012. The increase in employees reflects our investment in supporting our increased revenue and expanding our product offerings through strategic transactions, including OPNET. The timing of additional hires and material acquisitions has and could materially affect our operating expenses, both in absolute dollars and as a percentage of revenue, in any particular period.
Stock-based Compensation Expense
Stock-based compensation expense and related payroll taxes were $92.5 million, $97.2 million, and $73.9 million in the years ended December 31, 2012, 2011 and 2010 respectively. We expect to continue to incur significant stock-based compensation expense and anticipate further growth in stock-based compensation expense as our employee base grows because we expect stock-based compensation to continue to play an important part in the overall compensation structure for our employees.

Stock-based compensation expense and related payroll tax was as follows:

	Year ended December 31,
(in thousands)	2012	2011	2010
Cost of product	$1,011	$1,075	$578
Cost of support and services	7,080	7,001	5,805
Sales and marketing	36,639	38,249	30,529
Research and development	29,734	29,599	20,616
General and administrative	18,007	21,275	16,420
Total stock-based compensation expense and related payroll taxes	$92,471	$97,199	$73,948
Acquisitions
On December 18, 2012, we completed our acquisition of OPNET to extend our NPM business into the application performance management (APM) market. The addition of OPNET's broad-based family of APM products enhances our position in the NPM market and enables us to provide customers with an integrated solution that both monitors network and application performance and also accelerates it. The total acquisition date fair value of consideration transferred was approximately $980.2 million, which included cash payments of $857.0 million, common stock issued of $122.6 million and the fair value of options assumed of $0.6 million. The revenue and operating loss of OPNET, which was included in our consolidated statement of operations from the acquisition date to December 31, 2012, was $5.5 million and $6.5 million, respectively.
During the first quarter of 2012, we purchased certain assets of Expand Networks Ltd. (Expand), including its intellectual property for $6.5 million.
During fiscal 2011, we acquired Zeus Technology Ltd. and Aptimize Ltd., to expand our product offerings in the virtual ADC and web content optimization markets. Combined, the total acquisition date fair value of consideration transferred was approximately $136.7 million, which included initial payments of $121.5 million in cash, of which $22.8 million was placed in escrow to secure the sellers’ indemnification obligations, $0.8 million was paid upon delivery of the final Aptimize closing balance sheet, $1.4 million was paid upon the finalization of the Zeus closing balance sheet and the estimated fair value of acquisition-related contingent consideration of $14.6 million. Also included in the initial payments were $1.6 million of prepaid compensation costs. We recorded $95.8 million of goodwill, $52.5 million of identifiable intangible assets, including $2.6 million of in-process technology, deferred tax liabilities of $7.9 million and $3.7 million of net other tangible liabilities related to these acquisitions. The results of operations of these companies are included in our consolidated results for the period subsequent to the respective acquisition dates. In the year ended December 31, 2011, we recognized $6.8 million in revenue from the sale of these acquired companies’ products and services and we recognized $19.0 million of operating expenses, which included $4.3 million of acquisition-related intangibles amortization, $1.0 million of stock-based compensation costs and $1.3 million of acquisition-related compensation costs.
During fiscal 2010, we acquired two companies to expand our product offerings. These acquisitions were not significant, individually or in the aggregate. Combined, the total purchase price for these acquisitions was approximately $26.8 million, which was paid in cash. We recorded $13.8 million of goodwill, $16.8 million of identifiable intangible assets, including $3.3 million of in-process technology intangible assets, $3.3 million of deferred tax liabilities, and $0.5 million of net tangible liabilities. The results of operations of these companies are included in our consolidated results for the period subsequent to the respective acquisition dates. In the year ended December 31, 2010, we recognized $1.1 million in revenue from the sale of these acquired companies’ products and services, and we recognized $2.9 million of operating expenses, which included $0.6 million of acquisition-related intangible amortization, $0.6 million of transaction and integration costs, $0.5 million of acquisition-related compensation costs, and $0.2 million of stock-based compensation costs.
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
The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following: revenue recognition, stock-based compensation, goodwill, intangible assets and impairment assessment, accounting for business combinations, accounting for income taxes, derivative financial instruments, and inventory valuation. Our critical accounting policies have been discussed with the Audit Committee of the Board of Directors.
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
Support and services consist of support services, professional services, and training. Support services include repair and replacement of defective hardware appliances, software updates and access to technical support personnel. Software updates provide customers with rights to unspecified software product upgrades and to maintenance releases and patches released during the term of the support period. Open-enrollment training services which are delivered on a when-and-if-available basis may be bundled with support services. Revenue for support services is recognized on a straight-line basis over the service contract term, which is typically one to three years. Professional services are recognized upon delivery or completion of performance. Professional service arrangements are typically short term in nature and are largely completed within 90 days from the start of service. Training services are recognized upon delivery of the training.
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
The expected term represents the period that stock options are expected to be outstanding. During the first three quarters of 2010, we elected to use the simplified method of determining the expected term of stock options due to insufficient historical exercise data as a publicly traded company. For the years ended December 31, 2012 and 2011 and during the fourth quarter of 2010, we determined that we had sufficient historical information to use a method based on historical exercise patterns and post vesting termination behavior, which we believe is more representative of our expected term.
During the first three quarters of 2010, the computation of our expected volatility for stock options was based on the historical volatility of comparable companies from a representative peer group selected based on industry, financial and market capitalization data, due to insufficient historical volatility data as a publicly traded company. For the years ended December 31, 2012 and 2011 and during the fourth quarter of 2010, we determined that we had sufficient historical volatility data to use a blended historical and implied volatility. The computation of expected volatility for the Purchase Plan for the years ended December 31, 2012, 2011 and 2010 is based on our historical volatility.
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
Accounting for business combinations requires management to make significant estimates and assumptions, including the acquisition date fair value of intangible assets, estimated contingent consideration payments and pre-acquisition contingencies.
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
Goodwill, Intangible Assets and Impairment Assessments
Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets. Goodwill is tested for impairment at least annually during the fourth quarter (more frequently if certain indicators are present). In the event that we determine that the fair value of our single reporting unit is less than the reporting unit’s carrying value, we will incur an impairment charge for the amount of the difference during the quarter in which the determination is made.

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
Recoverability of indefinite lived intangible assets is measured by comparison of the carrying amount of the asset to the future discounted cash flow the asset is expected to generate. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired assets. We did not recognize any material goodwill or intangible asset impairment charges in the years ended December 31, 2012, 2011 or 2010.
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
We consider many factors when assessing the likelihood of future realization of our deferred tax assets, including our recent earnings experience by jurisdiction, expectations of future taxable income, and the carryforward periods available to us for tax reporting purposes, as well as other relevant factors. We establish a valuation allowance to reduce deferred tax assets to the amount we believe is more likely than not to be realized. Due to inherent complexities arising from the nature of our businesses, future changes in income tax law, or variances between our actual and anticipated operating results, we make certain judgments and estimates. Therefore, actual income taxes could materially vary from these estimates.
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
Inventory Valuation
Inventory consists of hardware and related component parts and is stated at the lower of cost (on a first-in, first-out basis) or market. A portion of our inventory relates to evaluation units located at customer locations, as some of our customers test our equipment prior to purchasing. Inventory that is obsolete or in excess of our forecasted demand is written down to its estimated realizable value based on historical usage, expected demand, and with respect to evaluation units, the historical conversion rate, the age of the units, and the estimated loss of utility. Inherent in our estimates of market value in determining inventory valuation are estimates related to economic trends, future demand for our products, the timing of new product introductions and technological obsolescence of our products. Inventory write-downs are recognized as cost of product and amounted to approximately $6.7 million, $7.1 million and $4.8 million for the years ended December 31, 2012, 2011 and 2010, respectively.
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

	Year ended December 31,
(dollars in thousands)	2012	2011	2010
Total Revenue	$836,860	$726,476	$551,889
Total Revenue by Type:
Product	$548,141	$501,376	$380,277
Support and services	$288,719	$225,100	$171,612
% Revenue by Type:
Product	65%	69%	69%
Support and services	35%	31%	31%
Total Revenue by Geography:
Americas	$494,907	$437,945	$321,727
Europe, Middle East and Africa	$225,652	$187,425	$149,647
Asia Pacific	$116,301	$101,106	$80,515
% Revenue by Geography:
Americas	59%	60%	58%
Europe, Middle East and Africa	27%	26%	27%
Asia Pacific	14%	14%	15%
Total Revenue by Sales Channel:
Direct	$43,526	$32,627	$31,525
Indirect	$793,334	$693,849	$520,364
% Revenue by Sales Channel:
Direct	5%	4%	6%
Indirect	95%	96%	94%

December 31, 2012 Compared to 2011:    Product revenue increased by 9% in 2012 due primarily to an increase in unit volume from increasing sales to existing customers and the addition of new customers. We believe the market for our products has grown due to increased market awareness of WAN optimization services by increasingly distributed organizations, which increases dependence on timely access to data and applications. Acquisitions in 2012, including OPNET in December 2012, which added $5.5 million in revenue, or 5%, of revenue growth over 2011. As of December 31, 2012, our products had been sold to over 22,000 customers, including OPNET customers, compared to approximately 17,000 as of December 31, 2011.
Substantially all of our customers purchase support when they purchase our products. Support and services revenue increased 28% in 2012 as compared to 2011. Support and services revenue as a percentage of total revenues increased over the prior year as our install base grew and the renewal rate of support contracts by existing customers remained stable. As our customer base grows, we expect our revenue generated from support and services to increase; however, we expect the renewal rate of support contracts by existing customers to remain level.
We generated 45% of our revenue in the both years ended December 31, 2012 and 2011 from international locations. We continue to expand into international locations and introduce our products in new markets and expect international revenue to increase in dollar amount over time.
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

	Year ended December 31,
(dollars in thousands)	2012	2011	2010
Revenue:
Product	$548,141	$501,376	$380,277
Support and services	288,719	225,100	171,612
Total revenue	836,860	726,476	551,889
Cost of revenue:
Cost of product	124,406	105,150	81,998
Cost of support and services	80,412	68,925	50,750
Total cost of revenue	204,818	174,075	132,748
Gross profit	$632,042	$552,401	$419,141
Gross margin for product	77%	79%	78%
Gross margin for support and services	72%	69%	70%
Total gross margin	76%	76%	76%
December 31, 2012 Compared to 2011:    The total cost of product revenue increased $19.3 million, or 18%, in the year ended December 31, 2012 compared to the year ended December 31, 2011. The cost of product sold increased $6.2 million, or 9%, primarily due to an increase in the cost of product sold associated with greater volume of products shipped for higher revenue. The cost of product revenue increase was also attributable to increased amortization of acquisition-related intangible assets of $6.2 million, $3.5 million related to increased shipping costs consistent with our higher volume and $1.1 million due to increased cost of hard-drives.
We expect cost of product revenue to increase substantially in 2013 and thereafter due to increased amortization of acquisition related intangible assets associated with our acquisition of OPNET. See Note 2 of “Notes to Consolidated Financial Statements” for more information regarding the expected future amortization expense of intangible assets relating to the OPNET acquisition.
Cost of support and services revenue increased $11.5 million, or 17%, as we added more technical support headcount domestically and abroad coupled with increases in freight, duties and taxes, and repair costs to support our growing customer base. Technical support and services headcount was 340 employees, which includes more than 100 employees from acquired companies, as of December 31, 2012 compared to 199 employees as of December 31, 2011.
Gross margins remained at 76% in the year ended December 31, 2012 compared to the year ended December 31, 2011. Product gross margins decreased to 77% in the year ended December 31, 2012 from 79% in the year ended December 31, 2011 as a result of an increase in amortization of acquisition-related intangible assets, and increased shipping costs related to new product introductions. Gross margins for support and services increased slightly to 72% in the year ended December 31, 2012 compared to 69% in the year ended December 31, 2011, primarily due to the elimination of certain redundant transportation and warehousing costs as we converted to a new logistics provider.
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

	Year ended December 31,
(dollars in thousands)	2012	2011	2010
Sales and marketing expenses	$328,657	$272,635	$225,052
Percent of total revenue	39%	38%	41%
December 31, 2012 Compared to 2011:    Sales and marketing expenses increased by $56.0 million, or 21%, in the year ended December 31, 2012 compared to the year ended December 31, 2011, primarily due to increases in personnel costs of $33.1 million. The increase in personnel costs, which include salaries, commissions, bonuses and related benefits and stock-based compensation, was primarily due to sales and marketing headcount increasing to 1,128 employees, which includes more than 250 employees from acquired companies, as of December 31, 2012 from 736 employees as of December 31, 2011. The sales and marketing expense increase is further attributed to increased marketing-related activities of $5.9 million, higher travel and entertainment costs of $3.2 million, and increased facilities and IT related costs of $1.7 million. In addition, in the year ended December 31, 2012, amortization of acquisition-related intangibles and compensation expense of acquisition-related contingent consideration and bonuses accounted for $6.6 million of the increase.
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

	Year ended December 31,
(dollars in thousands)	2012	2011	2010
Research and development expenses	$146,108	$122,964	$87,117
Percent of total revenue	17%	17%	16%
December 31, 2012 Compared to 2011:    R&D expenses increased by $23.1 million, or 19%, in the year ended December 31, 2012 compared to the year ended December 31, 2011, primarily due to increases in personnel costs of $16.4 million and a $2.8 million increase in facilities and information technology costs offset by a decrease in acquisition-related bonus of $1.1 million. The increase in personnel costs, which include salaries, bonuses and related benefits and stock-based compensation, was primarily due to R&D headcount increasing to 794 employees, which includes more than 240 employees from acquired companies, as of December 31, 2012 from 466 employees as of December 31, 2011. We plan to continue to invest in R&D as we develop new products and make further enhancements to existing products.
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

	Year ended December 31,
(dollars in thousands)	2012	2011	2010
General and administrative expenses	$60,594	$59,699	$47,382
Percent of total revenue	7%	8%	9%
December 31, 2012 Compared to 2011:    G&A expenses increased by $0.9 million, or 1%, in the year ended December 31, 2012 compared to the year ended December 31, 2011, primarily due to an increase in personnel costs of $2.5 million and facilities and information technology costs of $0.9 million offset by a decrease in stock-based compensation of $3.3 million. The increase in personnel costs, which include salaries, bonuses and related benefits, was primarily due to G&A headcount increasing to 272 employees, which includes more than 60 employees from acquired companies as of December 31, 2012 from 179 employees as of December 31, 2011.
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
Acquisition-Related Costs
Acquisition-related costs include changes in the fair value of acquisition-related contingent consideration, transaction costs and integration-related costs. Transaction costs include advisory, legal and other professional fees. Integration related costs include integration project management consulting, acquired employee retention bonuses and one-time termination benefits, and other non-recurring, or redundant costs to integrate an acquired company into Riverbed's systems and operations. In 2013 we expect to incur significant costs associated with the integration of OPNET.

The following table summarizes the acquisition-related costs, including changes in the fair value of the acquisition-related contingent consideration, transaction costs and integration-related costs, recognized in the years ended December 31, 2012, 2011 and 2010:

	Year ended December 31,
(in thousands)	2012	2011	2010
Transaction costs	$12,504	$2,754	$392
Integration and other costs	3,412	1,980	226
Change in fair value of acquisition-related contingent consideration	(15,190)	477	2,725
Acquisition-related costs	$726	$5,211	$3,343

Pursuant to the acquisition of OPNET, we incurred transaction costs and integration costs of $11.7 million and $1.5 million, respectively, which were included in our consolidated statement of operations for the year ended December 31, 2012. See Note 2 of "Notes to the Consolidated Financial Statements" for information regarding the change in fair value of acquisition-related contingent consideration.
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

	Year ended December 31,
(in thousands)	2012	2011	2010
Interest income	$1,645	$1,564	$1,243
Interest expense	(959)	—	—
Other	(2,610)	(1,410)	(519)
Total other income (expense), net	$(1,924)	$154	$724
December 31, 2012 Compared to 2011:    Other income (expense), net, decreased in the year ended December 31, 2012, primarily due to increased foreign exchange losses related to the revaluation of the acquisition-related transactions, and increased interest expense resulting from the debt incurred pursuant to the acquisition of OPNET offset by increased interest income on higher cash and investment balances in the year ended December 31, 2012 as compared to the year ended December 31, 2011. Weighted average interest rates applicable to our cash and investments balances remained consistent at 0.3% in the year ended December 31, 2012 compared to the year ended December 31, 2011.
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
Provision for Income Taxes
The provision for income taxes was $39.4 million, $28.2 million, and $22.8 million for the years ended December 31, 2012, 2011, and 2010, respectively. Our income tax provision consists of federal, foreign, and state income taxes. Our effective tax rate was 42%, 31%, and 40%, for the years ended December 31, 2012, 2011, and 2010, respectively.
For the year ended December 31, 2012, our effective tax rate differs from the federal statutory rate due to state taxes and significant permanent differences. Significant permanent differences arose primarily from taxes in foreign jurisdictions with a tax rate different than the U.S. federal statutory rate, non-deductible stock-based compensation expense, the amortization of deferred tax charges related to our intercompany sale of intellectual property rights, and non-deductible acquisition-related expenses. Our effective tax rate in 2012 was higher than 2011 primarily because of the reversal of a valuation allowance in the prior year, current year non-deductible acquisition costs, and lower R&D tax credit benefits in the current year due to the expiration of the federal R&D tax credit as of December 31, 2011 which had not been renewed as of December 31, 2012. These amounts were partially offset by the full year benefit of our tax holiday in Singapore.
For the year ended December 31, 2011, our effective tax rate differed from the federal statutory rate due to state taxes and significant permanent differences. Significant permanent differences arose primarily from the reversal of a valuation allowance, non-deductible stock-based compensation expense, R&D tax credits, the amortization of deferred tax charges related to our intercompany sale of intellectual property rights, the benefits from a change in tax status of our United Kingdom (UK) subsidiaries, and taxes in foreign jurisdictions with a tax rate different than the U.S. federal statutory rate. Our effective tax rate in 2011 was lower than 2010 primarily because of the reversal of a valuation allowance and the income tax benefits recorded that resulted from a change in tax status of our UK subsidiaries for federal and state income tax purposes. These benefits were partially offset by income tax expense on intercompany profits that resulted from the sale of our intellectual property rights outside of North and South America to our Singapore subsidiary.
For the year ended December 31, 2010, our effective tax rate differed from the federal statutory rate due to state taxes and significant permanent differences. Significant permanent differences arose primarily from non-deductible stock-based compensation expense, R&D tax credits and non-deductible acquisition-related expenses.
International revenues account for a significant portion of our total revenues, such that a material portion of our pretax income is earned and taxed outside the U.S. at rates lower than the U.S. statutory rate. The geographic mix of earnings in any particular fiscal year can have a significant impact on our provision for income taxes. The foreign jurisdiction with the most significant impact on our provision for foreign income taxes in the periods presented is Singapore.

International revenues account for a significant portion of our total revenues, such that a material portion of our pretax income is earned and taxed outside the U.S. at rates lower than the U.S. statutory rate. The geographic mix of earnings in any particular fiscal year can have a significant impact on our provision for income taxes. The foreign jurisdiction with the most significant impact on our provision for foreign income taxes in the periods presented is Singapore.
As of December 31, 2011, we reevaluated the need for a valuation allowance on certain federal net operating loss carryforwards and R&D credit carryforwards by considering positive and negative evidence as required by the related accounting guidance. As a result of this evaluation, we concluded that it is more likely than not that we will have sufficient future taxable income to utilize the net operating loss carryforwards and credit carryforwards. Accordingly, we reversed the valuation allowance and recorded an income tax benefit of $8.8 million in 2011.
Based on our forecasted income allocated to California for tax years after 2010, it is more likely than not the California income tax credits carryforwards will not be utilized in the foreseeable future. Accordingly, we have established a 100% valuation allowance against the tax credits. The amount of the valuation allowance against the California credits was $8.6 million and $6.1 million, net of federal benefits, for the years ended December 31, 2012 and 2011, respectively.
During the year ended December 31, 2011, we made an election to change the tax status of our UK subsidiaries to entities that are disregarded for federal and state income tax purposes. As a result of the change in tax status, we recorded a tax benefit of $2.9 million to record certain deferred tax assets resulting from the change.
We recorded deferred charges during the year ended December 31, 2011 related to the deferral of income tax expense on intercompany profits that resulted from the sale of our intellectual property rights (including intellectual property acquired during 2011) outside of North and South America to our Singapore subsidiary. The deferred charges are included in the Prepaid expenses and other current assets and the Other assets lines of the consolidated balance sheets in the amounts of $5.0 million and $10.5 million as of December 31, 2012, respectively, and $5.0 million and $15.6 million as of December 31, 2011, respectively. The deferred charges are amortized as a component of income tax expense over the five year economic life of the intellectual property.
Beginning in the year ended December 31, 2011, we are subject to a reduced income tax rate in Singapore as a result of certain employment and spending commitments. The reduced tax rate is effective through 2020. For the year ended December 31, 2012, we realized a tax benefit of $3.8 million ($0.02 diluted net income per share). We realized no tax savings in the year ended December 31, 2011 because of net local tax losses.
During the year ended December 31, 2012, we reduced our current federal, foreign and state taxes payable by $20.2 million for the excess tax benefits from stock option exercises and other employee stock programs, offsetting additional paid-in capital. In addition, we have unrecorded excess tax benefits from stock option exercises and other employee stock programs of approximately $6.6 million as of December 31, 2012. These amounts will be credited to additional paid-in-capital when such amounts reduce cash taxes payable.
On January 2, 2013, the American Taxpayer Relief Act of 2012 (H.R. 8) was signed into law which retroactively extends the Federal research and development credit from January 1, 2012 through December 31, 2013. As a result, we will recognize the retroactive benefit of the Federal research and development credit of approximately $4.4 million as a discrete item in the first quarter of 2013, the period in which the legislation, including the reinstatement, was enacted.
We are subject to income tax in the U.S. as well as numerous state and foreign jurisdictions. With the exception of several states, we are no longer subject to federal, state and local income tax examinations for years before 2009, although carryforward attributes that were generated prior to 2009 may still be adjusted upon examination by the California Franchise Tax Board if the attributes either have been or will be used in a future period. In addition, we file tax returns in multiple foreign taxing jurisdictions. In our most significant foreign jurisdictions, the UK and Singapore, the open tax years range from 2008 to 2011.
Quarterly Results of Operations
The following table sets forth our unaudited quarterly consolidated statement of operations data for each of the eight quarters ended December 31, 2012. In management’s opinion, the data has been prepared on the same basis as the audited consolidated financial statements included in this Annual Report on Form 10-K, and reflects all necessary adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of this data. The results of historical periods are not necessarily indicative of the results of operations for a full year or any future period.

	For the three months ended
(in thousands, except per share data)	2012				2011
	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31
Revenue:
Product	$157,133	$144,605	$129,369	$117,034	$140,303	$132,061	$116,860	$112,152
Support and services	80,249	73,992	69,099	65,379	62,532	57,722	53,435	51,411
Total revenue	237,382	218,597	198,468	182,413	202,835	189,783	170,295	163,563
Cost of revenue:
Cost of product	34,994	30,985	30,538	27,889	30,764	26,968	23,683	23,735
Cost of support and services	23,300	19,072	19,258	18,782	19,292	17,998	16,415	15,220
Total cost of revenue	58,294	50,057	49,796	46,671	50,056	44,966	40,098	38,955
Gross profit	179,088	168,540	148,672	135,742	152,779	144,817	130,197	124,608
Operating expenses	165,413	129,092	118,464	123,116	128,157	119,292	109,984	103,076
Operating income	13,675	39,448	30,208	12,626	24,622	25,525	20,213	21,532
Other income (expense), net	(683)	5	259	(1,505)	(534)	(151)	341	498
Income before income taxes	12,992	39,453	30,467	11,121	24,088	25,374	20,554	22,030
Provision for income taxes	8,208	14,723	12,333	4,172	3,934	6,049	9,271	8,985
Net income	$4,784	$24,730	$18,134	$6,949	$20,154	$19,325	$11,283	$13,045
Net income per share-basic	$0.03	$0.16	$0.12	$0.04	$0.13	$0.12	$0.07	$0.09
Net income per share-diluted	$0.03	$0.15	$0.11	$0.04	$0.12	$0.12	$0.07	$0.08
Stock-based compensation expense and related payroll taxes included in above	$24,647	$20,482	$23,680	$23,662	$25,299	$22,738	$25,062	$24,100
Acquisition-related costs (credits) included in above	$23,742	$3,628	$(4,227)	$9,531	$8,258	$8,769	$5,068	$2,237

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
Commencing with the first shipment of our products in the second quarter of 2004, revenue has increased each quarter over the prior year quarter, due to increases in the number of products and support and services sold to new and existing customers and international expansion. Cost of revenue and gross profit have increased each quarter over the prior year quarter in dollar amount. Gross margins have remained consistent due to lower unit product costs and increasing gross margins on support and service, offset by increased amortization of acquisition-related intangible assets and increased shipping costs related to new product introductions. Operating expenses have increased over time, as we continued to add headcount and related costs to support our growing business. Operating expenses increased in the fourth quarter compared to the third quarter of 2012 primarily due to the acquisition of OPNET.
Liquidity and Capital Resources

(in thousands)	As of December 31,
	2012	2011	2010
Working capital	$309,973	$350,856	$374,898
Cash and cash equivalents	280,509	215,476	165,726
Short and long-term investments	249,081	377,887	335,414

	Year ended December 31,
(in thousands)	2012	2011	2010
Cash provided by operating activities	$239,263	$208,908	$145,515
Cash used in investing activities	(654,383)	(184,270)	(114,997)
Cash provided by financing activities	477,407	23,815	67,349
Cash and Cash Equivalents
Cash and cash equivalents consist of money market mutual funds, government-sponsored enterprise obligations, treasury bills, commercial paper and other money market securities with remaining maturities at date of purchase of 90 days or less.
Short and long-term investments consist of government-sponsored enterprise obligations, municipal bonds, treasury bills and corporate bonds and notes. The fair value of investments is determined as the exit price in the principal market in which we would transact. The fair value of our investments has not materially fluctuated from historical cost. The accumulated unrealized gains (losses), net of tax, on investments recognized in accumulated other comprehensive income (loss) in our stockholders’ equity as of December 31, 2012 is not significant.
Cash and cash equivalents, short-term investments and long-term investments decreased by $63.8 million to $529.6 million in the year ended December 31, 2012.
Restricted cash primarily represents collateralized letters of credit established in connection with lease agreements for our facilities. Current restricted cash, which is included in the Prepaid expenses and other current assets in the consolidated balance sheets, totaled $1.1 million at December 31, 2012 and 2011. Long-term restricted cash totaled $7.6 million at December 31, 2012 and $6.0 million at December 31, 2011. Long-term restricted cash is included in Other assets in the consolidated balance sheets and consists primarily of funds held as collateral for letters of credit for the security deposit on the leases of our corporate headquarters.
Since the fourth quarter of 2004, we have expanded our operations internationally. Our sales contracts are principally denominated in U.S. dollars and therefore changes in foreign exchange rates have not materially affected our cash flows from operations. As we fund our international operations, our cash and cash equivalents are affected by changes in exchange rates. In 2011, we concluded acquisitions in international locations that increased our exposure to fluctuations in foreign currency exchange rates on certain foreign currency denominated assets and liabilities. In 2012, we settled some of those foreign currency denominated assets and liabilities. To date, the foreign currency effect on our cash and cash equivalents has not been material.
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
Cash provided by operating activities increased by $30.4 million to $239.3 million in the year ended December 31, 2012 compared to $208.9 million in the year ended December 31, 2011. Cash provided from operations after adjusting for non-cash items, including depreciation and amortization, stock-based compensation, and excess tax operations after adjusting for non-cash items, including depreciation and amortization, and stock-based compensation was $165.6 million, an increase in cash flow of $62.9 million from the prior year period. Cash flow provided by operating activities from the change in operating assets and liabilities in the year ended December 31, 2012 was $73.7 million, which included a $65.0 million payment received pursuant to the Juniper agreements (see Note 9 of “Notes to Condensed Consolidated Financial Statements”), a decrease in cash provided of $32.6 million from the prior year period.
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
Cash Used in Investing Activities
Cash used in investing activities primarily relate to purchases of investments, net of sales and maturities, capital expenditures and cash used in acquisitions. Cash used in investing activities was $654.4 million in the year ended December 31, 2012 compared to $184.3 million in the year ended December 31, 2011. Cash used in investing activities in 2012 includes $790.3 million used for acquisitions, $22.0 million used for purchases of capital equipment, and $444.5 million used to purchase short-term and long-term investments. Cash used in investing activity in 2012 was offset by proceeds from maturities of available for sale securities of $344.4 million and proceeds from sales of available for sale securities of $258.0 million. Cash used in investing activities in 2011 includes $120.5 million used for acquisitions, $18.1 million used for capital expenditures, and $45.7 million used to purchase short-term and long-term investments, net of proceeds received from sales and maturities of securities.
Cash used in investing activities was $184.3 million in the year ended December 31, 2011 compared to $115.0 million in the year ended December 31, 2010. Cash used in investing activities in 2011 includes $120.5 million used for acquisitions, $18.1 million used for purchases of capital equipment, and $45.7 million used to purchase short-term and long-term investments. Cash used in investing activities in 2010 includes $26.9 million used for acquisitions, $10.7 million used for capital expenditures, and $77.4 million used to purchase short-term investments net of proceeds received from sales and maturities of securities.
Cash provided by Financing Activities
Cash provided by financing activities was $477.4 million in the year ended December 31, 2012. Cash provided from the exercise of stock options was $47.6 million in the year ended December 31, 2012 compared to $55.8 million in the year ended December 31, 2011, and cash provided from the excess tax benefit relating to employee stock plans was $23.9 million in the year ended 2012 compared to $50.7 million in the year ended 2011. In 2012, borrowings of debt, net of issuance costs, contributed $560.4 million towards cash provided in financing activities. Cash used for repurchases of common stock was $127.1 million in the year ended December 31, 2012 compared to $35.0 million cash used for repurchases of common stock in the year ended December 31, 2011. Cash used to net share settle equity awards was $27.3 million in 2012 compared to $47.6 million in 2011.
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
We believe that our net cash flow from operations, together with our cash and investments balance at December 31, 2012, will be sufficient to fund our projected operating requirements, including the minimum payments due on our borrowings, for at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of expansion into new territories, the timing of introductions of new products and enhancements to existing products, and the continuing market acceptance of our products.
In December 2012, we entered into a credit agreement and related security and other agreements for a seven year $575.0 million senior secured term loan facility to facilitate the acquisition of OPNET. The senior credit agreement governing the senior credit facility requires Riverbed to pay, subject to certain exceptions, outstanding term loans with:
•Up to 50% of annual excess cash flow (as defined in the senior credit facility agreement);
•100% of the net cash proceeds of certain non-ordinary course asset sales and casualty and condemnation events, subject to reinvestment rights and certain other exceptions; and
•100% of the net cash proceeds of the incurrence or issuance of certain debt, other than the net cash proceeds of certain debt permitted under the senior credit facility.
This provision may result in the use of an increased portion of our cash flows from operations to pay principal payments on our senior credit facility (limiting our flexibility in planning for, or reacting to, changes in our business and industry) making the prepayments unavailable for operations, working capital, capital expenditures, expansion, acquisitions, or other purposes.
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
Contractual Obligations
The following is a summary of our contractual obligations as of December 31, 2012:

	Year ending December 31,
	Total	2013	2014	2015	2016	2017	Thereafter
	(in thousands)
Contractual Obligations
Principal payments on borrowings (1)	$575,000	$5,750	$5,750	$5,750	$5,750	$5,750	$546,250
Interest payments on borrowings (1)	154,853	22,914	22,684	22,454	22,224	21,994	42,583
Operating leases	197,194	18,134	17,696	19,635	21,397	20,255	100,077
Purchase obligations (2)	7,945	7,901	21	17	6	—	—
Total contractual obligations	$934,992	$54,699	$46,151	$47,856	$49,377	$47,999	$688,910

(1)	Refer to Note 13 of "Notes to Condensed Consolidated Financial Statements” for borrowings detail.

(2)
Represents amounts associated with agreements that are enforceable, legally binding and specify terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of payment. Obligations under contracts that we can cancel without a significant penalty are not included in the table above.

As of December 31, 2012, we had $31.2 million of unrecognized tax benefits, including interest and penalties, related to uncertain tax positions. Because of the high degree of uncertainty regarding the settlement of these liabilities, we are unable to estimate the years in which future cash outflows may occur. As a result, this amount is not included in the table above.
Off-Balance Sheet Arrangements
At December 31, 2012 and 2011, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes, nor did we have any undisclosed material transactions or commitments involving related persons or entities.
Other
At December 31, 2012 and 2011, we did not have commercial commitments under lines of credit, standby repurchase obligations or other such debt arrangements.
Recent Accounting Pronouncements
See Note 1 of “Notes to Consolidated Financial Statements” for recent accounting pronouncements that could have an effect on us.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency Risk
Our sales contracts are principally denominated in U.S. dollars and therefore our revenue and receivables are not subject to significant foreign currency risk. We do incur certain operating expenses in currencies other than the U.S. dollar and therefore are subject to volatility in cash flows due to fluctuations in foreign currency exchange rates, particularly changes in the British pound, Euro, Australian dollar and Singapore dollar. During the years ended December 31, 2011 and 2010, we did not enter into any hedging contracts since exchange rate fluctuations have had minimal impact on our operating results and cash flows. Starting in the first quarter of 2012, we entered into forward contracts to manage our exposure to foreign currency volatility that exists as part of our ongoing business operations. We utilize cash flow hedges to reduce the exchange rate impact on a portion of our operating expenses. Contracts are denominated primarily in British pounds, Euros and Singapore dollars. We do not enter into any foreign exchange derivative instruments for trading or speculative purposes.
Interest Rate Sensitivity
We had unrestricted cash and cash equivalents, and investments totaling $529.6 million and $593.4 million at December 31, 2012 and 2011, respectively. Cash and cash equivalents of $280.5 million and $215.5 million at December 31, 2012 and December 31, 2011, respectively, are held for working capital purposes and include highly liquid investments with a maturity of ninety days or less at the time of purchase. Cash equivalents consist primarily of money market mutual funds, government-sponsored enterprise obligations, treasury bills, and other money market securities. Investments of $249.1 million and $377.9 million at December 31, 2012 and December 31, 2011, respectively, consist of government-sponsored enterprise obligations, treasury bills, FDIC-backed certificates of deposit and corporate bonds and notes.
We do not enter into investments for trading or speculative purposes. Due to the high investment quality and relatively short duration of these investments, we do not believe that they present any material exposure to changes in the fair market value as a result of changes in interest rates. Interest rates on highly liquid short-term investments such as U.S. Treasury bills declined from 2009 to 2010 and remain low. This has caused a significant reduction in our investment income. In addition, the volatility in the credit markets increases the risk of write-downs of investments to fair market value.

The applicable interest rate on our senior secured term loan facility is equal to the 3-month adjusted LIBOR (with a minimum Libor rate of 1.0%) plus 3.0% per annum. The interest rate is currently estimated at approximately 4.0%. A change in the interest rate of 10% would result in an increase (or decrease) in annual interest expense of $56 million.

Item 8.	Financial Statements and Supplementary Data
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
The following financial statements are filed as part of this Annual Report on Form 10-K

REPORT OF ERNST & YOUNG LLP,
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Riverbed Technology, Inc.
We have audited the accompanying consolidated balance sheets of Riverbed Technology, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the index at Item 15(b). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Riverbed Technology, Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Riverbed Technology, Inc.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 15, 2013 expressed an unqualified opinion thereon.
/s/    Ernst & Young LLP
San Francisco, California
February 15, 2013

REPORT OF ERNST & YOUNG LLP,
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Riverbed Technology, Inc.
We have audited Riverbed Technology, Inc.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Riverbed Technology, Inc's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in Part 1, Item 9a of this Annual Report on Form 10-K under the heading “Management's Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.
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
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
As indicated in the accompanying Management's Report on Internal Control Over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of OPNET Technologies, Inc, which Riverbed Technology, Inc. acquired December 18, 2012 and is included in the December 31, 2012 consolidated financial statements of Riverbed Technology, Inc. and constituted 14% and 9% in net assets and total assets respectively, excluding acquisition method fair value adjustments, as of December 31, 2012 and less than 1% of revenues of consolidated revenues and net income for the year then ended . Our audit of internal control over financial reporting of Riverbed Technology, Inc. also did not include an evaluation of the internal control over financial reporting of OPNET Technologies, Inc.
In our opinion, Riverbed Technology, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Riverbed Technology, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2012 of Riverbed Technology, Inc. and our report dated February 15, 2013 expressed an unqualified opinion thereon.
/s/    Ernst & Young LLP
San Francisco, California
February 15, 2013

RIVERBED TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	As of December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$280,509	$215,476
Short-term investments	170,605	254,753
Trade receivables, net of allowances of $2,064 and $1,586 as of December 31, 2012 and 2011, respectively	113,190	78,016
Inventory	24,175	11,437
Deferred tax assets	11,185	16,783
Prepaid expenses and other current assets	50,245	35,078
Total current assets	649,909	611,543
Long-term investments	78,476	123,134
Fixed assets, net	49,244	29,277
Goodwill	699,785	117,474
Intangibles, net	506,842	68,274
Deferred tax assets, non-current	6,457	56,708
Other assets	33,626	24,789
Total assets	$2,024,339	$1,031,199
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$50,417	$35,341
Accrued compensation and benefits	60,501	61,256
Other accrued liabilities	41,472	42,959
Current maturities of long-term borrowings	5,327	—
Deferred revenue	182,219	121,131
Total current liabilities	339,936	260,687
Deferred revenue, non-current	88,393	36,248
Borrowings, non-current, net of current maturities	566,814	—
Deferred tax liability, non-current	109,311	—
Other long-term liabilities	25,663	23,200
Total long-term liabilities	790,181	59,448
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value — 30,000 shares authorized, no shares outstanding	—	—
Common stock and additional paid-in-capital; $0.0001 par value — 600,000 shares authorized; 163,336 and 157,454 shares issued and outstanding as of December 31, 2012 and 2011, respectively	757,777	631,921
Retained earnings	137,713	83,116
Accumulated other comprehensive loss	(1,268)	(3,973)
Total stockholders’ equity	894,222	711,064
Total liabilities and stockholders’ equity	$2,024,339	$1,031,199
See Notes to Consolidated Financial Statements.

RIVERBED TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year ended December 31,
	2012	2011	2010
Revenue:
Product	$548,141	$501,376	$380,277
Support and services	288,719	225,100	171,612
Total revenue	836,860	726,476	551,889
Cost of revenue:
Cost of product	124,406	105,150	81,998
Cost of support and services	80,412	68,925	50,750
Total cost of revenue	204,818	174,075	132,748
Gross profit	632,042	552,401	419,141
Operating expenses:
Sales and marketing	328,657	272,635	225,052
Research and development	146,108	122,964	87,117
General and administrative	60,594	59,699	47,382
Acquisition-related costs	726	5,211	3,343
Total operating expenses	536,085	460,509	362,894
Operating income	95,957	91,892	56,247
Other income
Interest income	1,645	1,564	1,243
Other expense, net	(3,569)	(1,410)	(519)
Total other income	(1,924)	154	724
Income before provision for income taxes	94,033	92,046	56,971
Provision for income taxes	39,436	28,239	22,813
Net income	$54,597	$63,807	$34,158
Net income per common share:
Basic	$0.35	$0.41	$0.24
Diluted	$0.33	$0.38	$0.22
Shares used in computing net income per common share:
Basic	156,205	154,411	145,012
Diluted	164,570	166,900	155,999

See Notes to Consolidated Financial Statements

RIVERBED TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share amounts)

	Year ended December 31,
	2012	2011	2010
Net income	$54,597	$63,807	34,158
Other comprehensive income (loss):
Unrealized gain (loss) on investments, net of tax	28	(42)	28
Foreign currency translation adjustment	2,670	(3,990)	111
Derivative instruments gain, net of tax	7	—	—
Other comprehensive income (loss)	2,705	(4,032)	139
Comprehensive income	$57,302	$59,775	$34,297

See Notes to Consolidated Financial Statements

RIVERBED TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years ended December 31, 2012, 2011 and 2010
(in thousands)

	Common stock and additional paid-in-capital		Retained Earnings (Accumulated deficit)	Accumulated other comprehensive income (loss)	Total
	Shares	Amount
Balance at December 31, 2009	140,258	$367,236	$(14,849)	$(80)	352,307
Common stock issued under stock plans, net of shares withheld for employee taxes	10,610	51,964	—	—	51,964
Tax benefit from employee stock plans	—	28,051	—	—	28,051
Stock-based compensation	—	70,801	—	—	70,801
Net income	—	—	34,158	—	34,158
Other comprehensive income	—	—	—	139	139
Balance at December 31, 2010	150,868	518,052	19,309	59	537,420
Repurchase of common stock	(1,500)	(35,040)	—	—	(35,040)
Common stock issued under stock plans, net of shares withheld for employee taxes	8,086	8,182	—	—	8,182
Tax benefit from employee stock plans	—	50,993	—	—	50,993
Stock-based compensation	—	89,734	—	—	89,734
Net income	—	—	63,807	—	63,807
Other comprehensive loss	—	—	—	(4,032)	(4,032)
Balance at December 31, 2011	157,454	631,921	83,116	(3,973)	711,064
Issuance of common stock and assumed stock options from business acquisitions	6,503	123,231	—	—	123,231
Repurchase of common stock	(7,377)	(127,144)	—	—	(127,144)
Common stock issued under stock plans, net of shares withheld for employee taxes	6,756	20,297	—	—	20,297
Tax benefit from employee stock plans	—	20,178	—	—	20,178
Stock-based compensation	—	89,294	—	—	89,294
Net income	—	—	54,597	—	54,597
Other comprehensive income	—	—	—	2,705	2,705
Balance at December 31, 2012	163,336	$757,777	$137,713	$(1,268)	$894,222

See Notes to Consolidated Financial Statements

RIVERBED TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2012	2011	2010
Operating Activities:
Net income	$54,597	$63,807	$34,158
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40,010	24,474	15,855
Stock-based compensation	89,294	89,734	70,801
Deferred taxes	5,557	(24,693)	(11,851)
Excess tax benefit from employee stock plans	(23,883)	(50,673)	(27,538)
Changes in operating assets and liabilities:
Trade receivables	(13,386)	(23,294)	(1,026)
Inventory	(6,238)	3,743	(4,414)
Prepaid expenses and other assets	7,776	(21,900)	(13,515)
Accounts payable	4,567	7,259	8,392
Accrued and other liabilities	(14,722)	46,293	23,379
Acquisition-related contingent consideration	(15,882)	1,323	(5,249)
Income taxes payable	20,176	50,993	27,436
Deferred revenues	91,397	41,842	29,087
Net cash provided by operating activities	239,263	208,908	145,515
Investing Activities:
Capital expenditures	(21,956)	(18,059)	(10,690)
Purchase of available for sale securities	(444,472)	(616,592)	(526,051)
Proceeds from maturities of available for sale securities	344,353	401,795	404,767
Proceeds from sales of available for sale securities	257,961	169,123	43,862
Acquisitions, net of cash and cash equivalents acquired	(790,269)	(120,537)	(26,885)
Net cash used in investing activities	(654,383)	(184,270)	(114,997)
Financing Activities:
Acquisition-related contingent consideration	—	—	(9,909)
Proceeds from issuance of common stock under employee stock plans, net of repurchases	47,606	55,830	64,295
Taxes paid related to net shares settlement of equity awards	(27,309)	(47,648)	(12,331)
Payments for repurchases of common stock	(127,144)	(35,040)	—
Payments of debt	—	—	(2,244)
Borrowings of debt, net of issuance costs	560,371	—	—
Excess tax benefit from employee stock plans	23,883	50,673	27,538
Net cash provided by financing activities	477,407	23,815	67,349
Effect of exchange rate changes on cash and cash equivalents	2,746	1,297	110
Net increase in cash and cash equivalents	65,033	49,750	97,977
Cash and cash equivalents at beginning of period	215,476	165,726	67,749
Cash and cash equivalents at end of period	$280,509	$215,476	$165,726
Non-cash financing transaction:
Fair market value of common stock issued and options assumed from acquisitions	$123,231	$—	$—
Supplemental schedule of cash flow data:
Cash paid (refunded) for income taxes	$8,827	$(8,331)	$18,158
Cash paid for interest expense	$247	$—	$—
See Notes to Consolidated Financial Statements

RIVERBED TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
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
Investments
We determine the appropriate classification of short and long-term investments at the time of purchase and reevaluate such determination at each balance sheet date. The fair value of our investments is determined as the exit price in the principal market in which we would transact. Securities, which are classified as available for sale at December 31, 2012, 2011 and 2010, are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. Unrealized gains and losses to date have not been material. Realized gains and losses and declines in value judged by us to be other-than-temporary on securities available for sale are included as a component of interest income (expense). The cost of securities sold is based on the specific-identification method. Interest on securities classified as available for sale is included as a component of interest income.

RIVERBED TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventory Valuation
Inventory consists of hardware and related component parts and is stated at the lower of cost (on a first-in, first-out basis) or market. A portion of our inventory relates to evaluation units located at customer locations, as some of our customers test our equipment prior to purchasing. Inventory that is obsolete or in excess of our forecasted demand is written down to its estimated realizable value based on historical usage, expected demand, and with respect to evaluation units, the historical conversion rate, the age of the units, and the estimated loss of utility. Inherent in our estimates of market value in determining inventory valuation are estimates related to economic trends, future demand for our products, the timing of new product introductions and technological obsolescence of our products. Inventory write-downs are recognized as cost of product and amounted to approximately $6.7 million, $7.1 million and $4.8 million for the years ended December 31, 2012, 2011 and 2010, respectively.
Service Inventory
We hold service inventory that is used to repair or replace defective hardware reported by our customers who purchase support services. We classify service inventory as Prepaid expenses and other current assets. At December 31, 2012 and 2011 our service inventory balance was $12.5 million and $9.3 million, respectively.
Internal-Use Software Development Costs
We capitalize qualifying costs for computer software developed for or obtained for internal-use, which are incurred during the application development stage, and amortize them over the software’s estimated useful life, which is generally two to five years.
We capitalized $6.9 million, $6.5 million and $4.7 million in internal use software during the years ended December 31, 2012, 2011 and 2010, respectively. Amortization expense related to these assets totaled $4.8 million, $3.9 million and $3.1 million during the years ended December 31, 2012, 2011 and 2010, respectively. Software development costs required to be capitalized for software sold, leased, or otherwise marketed have not been material to date.
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
Goodwill, Intangible Assets and Impairment Assessments
Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets. Goodwill is tested for impairment at least annually during the fourth quarter (more frequently if certain indicators are present). In the event that we determine that the fair value of our single reporting unit is less than the reporting unit’s carrying value, we will incur an impairment charge for the amount of the difference during the quarter in which the determination is made.
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
Recoverability of indefinite lived intangible assets is measured by comparison of the carrying amount of the asset to the future discounted cash flow the asset is expected to generate. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the

RIVERBED TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

impaired assets. We did not recognize any material goodwill or intangible asset impairment charges in the years ended December 31, 2012, 2011 or 2010.
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

RIVERBED TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Support and services consist of support services, professional services, and training. Support services include repair and replacement of defective hardware appliances, software updates and access to technical support personnel. Software updates provide customers with rights to unspecified software product upgrades and to maintenance releases and patches released during the term of the support period. Open-enrollment training services which are delivered on a when-and-if-available basis may be bundled with support services. Revenue for support services is recognized on a straight-line basis over the service contract term, which is typically one to three years. Professional services are recognized upon delivery or completion of performance. Professional service arrangements are typically short term in nature and are largely completed within 90 days from the start of service. Training services are recognized upon delivery of the training.
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

RIVERBED TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The expected term represents the period that stock options are expected to be outstanding. During the first three quarters of 2010, we elected to use the simplified method of determining the expected term of stock options due to insufficient historical exercise data as a publicly traded company. For the years ended December 31, 2012 and 2011 and during the fourth quarter of 2010, we determined that we had sufficient historical information to use a method based on historical exercise patterns and post vesting termination behavior, which we believe is more representative of our expected term.
During the first three quarters of 2010, the computation of our expected volatility for stock options was based on the historical volatility of comparable companies from a representative peer group selected based on industry, financial and market capitalization data, due to insufficient historical volatility data as a publicly traded company. For the years ended December 31, 2012 and 2011 and during the fourth quarter of 2010, we determined that we had sufficient historical volatility data to use a blended historical and implied volatility. The computation of expected volatility for the Purchase Plan for the years ended December 31, 2012, 2011 and 2010 is based on our historical volatility.
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
Accounting for business combinations requires management to make significant estimates and assumptions, including the acquisition date fair value of intangible assets, estimated contingent consideration payments and pre-acquisition contingencies.
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

RIVERBED TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
We consider many factors when assessing the likelihood of future realization of our deferred tax assets, including our recent earnings experience by jurisdiction, expectations of future taxable income, and the carryforward periods available to us for tax reporting purposes, as well as other relevant factors. We establish a valuation allowance to reduce deferred tax assets to the amount we believe is more likely than not to be realized. Due to inherent complexities arising from the nature of our businesses, future changes in income tax law, or variances between our actual and anticipated operating results, we make certain judgments and estimates. Therefore, actual income taxes could materially vary from these estimates.
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
Concentrations of Risk
Financial instruments that are potentially subject to concentrations of credit risk consist primarily of cash, cash equivalents, marketable securities, and trade receivables. Investment policies have been implemented that limit investments to investment grade securities. The average portfolio maturity is currently less than a year. The risk with respect to trade receivables is mitigated by credit evaluations we perform on our customers and by the diversification of our customer base. One value-added distributor, Avnet, Inc. (Avnet), accounted for 10% of our trade receivable balance at December 31, 2012. One value-added distributor, Arrow Electronics, Inc. (Arrow), accounted for 14% of our trade receivable balance as of December 31, 2011. Two value-added distributors, Arrow and Avnet, represented 17% and 11%, respectively, of our revenue for the year ended December 31, 2012. One value-added distributor, Arrow, represented 15% and 10%, respectively, of our revenue for the years ended December 31, 2011 and 2010.
We outsource the production of our inventory to third-party manufacturers. We rely on purchase orders or long-term contracts with our contract manufacturers. At December 31, 2012, we had no long-term contractual commitment with any manufacturer; however, we did have 90 day commitments totaling $6.8 million.

RIVERBED TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Comprehensive Income (loss)
Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. We include comprehensive income (loss) as part of our consolidated statement of changes in equity, the components of which are included in the Statement of Comprehensive Income. Accumulated other comprehensive income (loss) includes net unrealized gains (losses) on available-for-sale securities, unrealized gains (losses) on derivative instruments that qualify for hedge accounting, and net foreign currency translation gains (losses).
Foreign Currency Translation
While the majority of our revenue contracts are denominated in U.S. dollars, we incur certain operating expenses in various foreign currencies. The functional currency of our foreign operations is generally the local country’s currency. Consequently, expenses of operations outside the U.S. are translated into U.S. dollars using average exchange rates for the period reported while assets and liabilities of operations outside the U.S. are translated into U.S. dollars using end of period exchange rates. Foreign currency translation adjustments not affecting net income are included in stockholders’ equity as a component of accumulated other comprehensive income (loss) in the accompanying consolidated balance sheets. The revaluation effect of foreign currency fluctuations on intercompany balances is recorded to foreign currency gain (loss) and included in Other income in the accompanying consolidated statements of operations. Foreign currency losses included in Other income for the years ended December 31, 2012, 2011 and 2010, were $2.6 million, $1.4 million and $0.5 million, respectively.
Advertising
Advertising costs are expensed as incurred. Adverting expenses recorded as marketing expenses were $3.6 million, $2.5 million and $1.7 million for the years ended December 31, 2012, 2011 and 2010, respectively.
Cooperative advertising obligations with customers are accrued and the costs expensed at the time the related revenue is recognized. Cooperative advertising expenses are recorded as marketing expenses to the extent that an advertising benefit separate from the revenue transaction can be identified and the cash paid does not exceed the fair value of that advertising benefit received. Otherwise, such cooperative advertising obligations with customers are recorded as a reduction of revenue. Cooperative advertising expenses recorded as a reduction of revenue were $6.5 million, $5.5 million and $6.3 million in the years ended December 31, 2012, 2011 and 2010, respectively.
Research and Development
All costs to develop our products are expensed as incurred.
Shipping and Handling Costs
Our shipping and handling costs for product sales are included in the cost of product revenue for all periods presented.
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

RIVERBED TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

arrangements on the financial position. ASU 2011-11 will be effective for us in fiscal 2013 and any related disclosures required will be applied retrospectively. We believe that the adoption of ASU 2011-11 may impact future disclosures but will not impact our consolidated financial statements.

2.	ACQUISITIONS
Fiscal 2012 Acquisitions
OPNET Technologies, Inc.
On December 18, 2012, we completed our acquisition of OPNET Technologies, Inc. (OPNET) by means of a merger of one of our wholly-owned subsidiaries with and into OPNET such that OPNET became a wholly owned subsidiary of Riverbed. The addition of OPNET's broad-based family of APM products enhances our position in the NPM market and enables us to provide customers with an integrated solution that both monitors network and application performance and also accelerates it. We have included the financial results of OPNET in our consolidated financial statements from the acquisition date.

The total purchase price for OPNET was approximately $980.2 million and comprised of the following:

(in thousands)
Cash payment to OPNET shareholders	$856,992
Fair market value of Riverbed common stock issued	122,590
Fair value of options assumed	641
Total purchase price	980,223

The fair values of stock options assumed were estimated using the Black-Scholes-Merton option-pricing model. The stock options assumed were fully vested and their fair values were included in the total purchase price. The fair values of unvested OPNET restricted stock units and restricted stock awards as they relate to post-acquisition services will be recorded as operating expenses over the remaining service periods.
Preliminary Allocation of Consideration Transferred

Under the acquisition method of accounting, the identifiable assets acquired and liabilities assumed were recognized based on their estimated fair values as of the December 17, 2012, the acquisition date. The excess of the acquisition date fair value of consideration transferred over estimated fair value of the net tangible and intangible assets was recorded as goodwill.

Based on their estimated fair values, we have preliminarily recorded $582.2 million of goodwill, $458.5 million of identifiable intangible assets, $159.3 million of net deferred tax liabilities and $98.8 million of net other tangible assets. These estimated fair values were based upon a preliminary valuation and our estimates and assumptions are subject to change as we obtain additional information for our estimates during the measurement period, which is up to one year from the acquisition date. The primary areas of the estimated fair values that are not yet finalized relate to the fair values of certain tangible and intangible assets and liabilities acquired, certain legal matters, income and non-income based taxes and residual goodwill. Thus the provisional measurements of fair value set forth below are subject to change. Such changes could be significant. We expect to finalize the valuation of the net tangible and intangible assets as soon as practicable, but not later than one-year from the acquisition date.

RIVERBED TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the estimated fair values of the assets and liabilities assumed at the acquisition date.

(in thousands)
Cash and cash equivalents, and short-term investments	$107,040
Accounts receivable	21,788
Inventory	6,390
Fixed assets	11,952
Other tangible assets	15,208
Intangible assets	458,500
Total identifiable assets acquired	620,878
Accounts payable and other liabilities	45,613
Deferred revenue	21,836
Long-term deferred tax liabilities	155,392
Total liabilities assumed	222,841
Net identifiable assets acquired	398,037
Goodwill	582,186
Net assets acquired	$980,223
Intangible Assets
In our determination of the fair value of the intangible assets we considered, among other factors, the best use of acquired assets, analyses of historical financial performance and estimates of future performance of OPNET's products. The fair values of identified intangible assets were calculated using an income approach and estimates and assumptions provided by OPNET's and our management. The rates utilized to discount net cash flows to their present values were based on a weighted average cost of capital of 12%. This discount rate was determined after consideration of the rate of return on debt capital and equity that typical investors would require in an investment in companies similar in size and operating in similar markets as OPNET.

Identified intangible assets resulting from the OPNET acquisition as of December 31, 2012, are as follows:

(in thousands)	Weighted Average Useful Life	Acquisition date Fair Value	Accumulated Amortization	Net Book Value
Existing technology	5.6 years	$178,500	$(1,263)	$177,237
Maintenance agreements	7.6 years	210,700	(1,073)	209,627
Customer contracts	7.0 years	40,600	(222)	40,378
Trademarks	6.0 years	11,100	(71)	11,029
Non-compete agreements	3.0 years	5,200	(66)	5,134
Backlog	1.0 year	12,400	(1,375)	11,025
Net identified intangible assets		$458,500	$(4,070)	$454,430
We determined the useful life of intangible assets based on the expected future cash flows associated with the respective asset. Existing technology is comprised of products that have reached technological feasibility and are part of OPNET's product line as of the date of acquisition. Customer relationships and maintenance agreements represent the underlying relationships and agreements with OPNET's installed customer base. Trademarks represent the fair value of the brand and name recognition associated with the marketing of OPNET's products and services. Amortization of existing technology is included in cost of revenue, and amortization expense for maintenance agreements, customer contracts, trademarks, non-compete agreements, and backlog is included in operating expenses.

RIVERBED TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The expected future amortization expense related to the above intangible assets is as follows:

Fiscal Year	In thousands
2013	$81,296
2014	70,271
2015	70,204
2016	68,172
2017	59,013
Thereafter	105,474
Total remaining amortization expense resulting from OPNET acquisition	$454,430
Goodwill
Of the total estimated purchase price, $582.2 million was allocated to goodwill, which represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets. The goodwill balance is primarily attributed to assembled workforce, expected synergies and expanded network opportunities when integrating OPNET's technology with our current product offerings. This goodwill will not be deductible for federal and state income tax purposes.
Deferred Revenues
In connection with the purchase price allocation, we estimated the fair value of the service obligations assumed from OPNET as a consequence of the acquisition. The estimated fair value of the service obligations was determined using a cost build-up approach. The cost build-up approach determines fair value by estimating the costs relating to fulfilling the obligations plus a normal profit margin. The sum of the costs and operating profit approximates, in theory, the amount that we would be required to pay a third party to assume the service obligations. The estimated costs to fulfill the service obligations were based on the historical direct costs and indirect costs related to OPNET's service agreements with its customers. Direct costs include personnel directly engaged in providing service and support activities, while indirect costs consist of estimated general and administrative expenses based on normalized levels as a percentage of revenue. Profit associated with selling efforts was excluded because OPNET had concluded the selling efforts on the service contracts prior to the date of our acquisition. The estimated research and development costs associated with support contracts have not been included in the fair value determination, as these costs were not deemed to represent a legal obligation at the time of acquisition. We recorded $21.8 million of deferred revenue to reflect the estimate of the fair value of OPNET's service obligations assumed, which was a reduction of $19.4 million from the pre-acquisition deferred revenue of $41.2 million.
Results of Operations

The revenue and operating loss of OPNET, which was included in our consolidated statement of operations from the acquisition date to December 31, 2012, was $5.5 million and $6.5 million, respectively.
Acquisition-related costs

Pursuant to the acquisition of OPNET, we incurred transaction costs and integration costs of $11.7 million and $1.5 million, respectively, which were included in our consolidated statement of operations for the year ended December 31, 2012. Transaction costs include advisory, legal and other professional fees.
Unaudited Pro forma Financial Information for OPNET

The following table presents our pro forma results (including OPNET) for each of the two years in the period-ended December 31, 2012 as though the companies had been combined as of the beginning of each of the periods presented. The pro forma information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of each period presented. The pro forma results presented include fair value adjustment of support and services contracts,

RIVERBED TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

acquisition-related costs, amortization charges for acquired intangible assets, eliminations of intercompany transactions, adjustments to interest expense and related tax effects.

(in thousands)	Year ended December 31,
	2012	2011
Total revenue	$1,001,587	$878,907
Earnings	6,335	(1,298)

Expand
On January 11, 2012, we entered into an agreement to purchase certain assets of Expand Networks Ltd. (Expand), including its intellectual property, for $6.5 million. We did not purchase the corporate entity of Expand and have not assumed any of Expand's liabilities or obligations. We did not consider this acquisition significant.
Fiscal 2011 Acquisitions
Zeus Technology, Ltd.
In July 2011, we acquired the outstanding securities of Zeus Technology Ltd. (Zeus). The acquisition expanded our products and technology to compete in the virtual ADC market. Zeus pioneered the development of software-based highly scalable ADCs that deliver high-performance software-based load balancing and traffic management solutions for virtual and cloud environments. The total acquisition date fair value of the consideration transferred was $119.1 million, which included the initial payments totaling $105.6 million in cash and a liability of $13.5 million. for the acquisition date fair value of the acquisition-related contingent consideration. In allocating the total preliminary purchase price for Zeus based on estimated fair values, we recorded $82.8 million of goodwill, $47.8 million of identifiable intangible assets, including $2.6 million of in-process technology, $7.7 million of deferred tax liabilities and $3.7 million of net other tangible liabilities.
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
The total acquisition date fair value of the acquisition-related contingent consideration was $13.5 million which was based on the probability of achievement of the bookings target. The changes in the fair value of the acquisition-related contingent consideration subsequent to the acquisition date, including changes from events after the acquisition date, such as changes in our estimate of the bookings targets, was recognized in earnings in the period the estimated fair value changed. The fair value estimate was based on the probability weighted bookings to be achieved over the Zeus earn-out period. Actual achievement of bookings below $25.0 million reduced the liability to zero and achievement of bookings of $40.0 million or more would have increased the liability to $27.0 million.
We estimated the fair value of the acquisition-related contingent consideration using a probability-weighted discounted cash flow model. This fair value measurement is based on significant inputs not observed in the market and thus represents a Level 3 measurement. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect our own assumptions in measuring fair value. The estimated fair value of acquisition-related contingent consideration of $13.5 million included amounts to be distributed directly to shareholders, discounted at 17.5%, but excluded a fair value estimate of $1.7 million to be paid to former employees of Zeus. During the year ended December 31, 2012, we reduced the contingent consideration liability by $14.1 million. During the year ended December 31, 2011, we increased the contingent consideration liability by $0.5 million. These changes in the fair value of acquisition-related contingent consideration to be distributed directly to former Zeus shareholders were recorded in Acquisition-related costs (credits). During the third quarter of 2012, we determined that the acquisition-related contingent consideration liability to Zeus shareholders was zero. The amount of the acquisition-related contingent consideration liability to Zeus shareholders was based on our determination that the applicable bookings target related to Zeus products for the Zeus Earn-Out period was not achieved. In October 2012 we served the representative of the Zeus shareholders, as lead defendant and proposed defendant class representative for all other similarly situated former shareholders of Zeus, with a lawsuit, filed in the Superior Court of the State of California, for declaratory relief. The lawsuit seeks declaratory judgment that, among other

RIVERBED TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

things, (a) Riverbed is not in breach of the Share Purchase Agreement, and (b) Riverbed does not owe any acquisition-related contingent consideration under the Share Purchase Agreement because the necessary conditions precedent to the payment of acquisition-related contingent consideration did not occur. In November 2012, the representative of the Zeus shareholders filed a cross-complaint against Riverbed and Riverbed Technology Limited in the Superior Court of the State of California. The cross-complaint claims breach of contract and breach of the covenant of good faith and fair dealing, and seeks declaratory judgment that Riverbed has breached the Share Purchase Agreement and that the entire $27.0 million in contingent consideration is payable to Zeus shareholders. We believe that the contention of the representative of the Zeus shareholders is without merit and intend to vigorously defend our determination.
At the acquisition date, we estimated the fair value of an incentive bonus to be paid to the former employees of Zeus (Zeus incentive bonus) to be $1.7 million. This fair value was also estimated using a probability-weighted discounted cash flow model on the achievement of the bookings target. No liability for the Zeus incentive bonus was recorded as of the acquisition date, as this component is considered compensatory and was recognized as compensation cost in operating expense ratably over the service period from July 20, 2011 to July 31, 2012. During the third quarter of 2012, we determined the fair value of the incentive bonus to be paid to the former employees of Zeus to be zero based on our determination that the applicable bookings target related to Zeus products for the Zeus Earn-Out period was not achieved. During the year ended December 31, 2012, we recorded credits to acquisition-related compensation cost of $0.7 million. During the year ended December 31, 2011, we recorded expense to acquisition-related compensation cost of $0.7 million.
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
The following table summarizes the acquisition-related costs recognized:

	Year ended December 31,
(in thousands)	2012	2011	2010
Transaction costs	$12,504	$2,754	$392
Integration and other costs	3,412	1,980	226
Change in fair value of acquisition-related contingent consideration	(15,190)	477	2,725
Acquisition-related costs	$726	$5,211	$3,343
The following table shows the acquisition-related costs pursuant to the 2012, 2011 and 2010 acquisitions and the acquisition-related compensation costs that were recognized in operating expenses:

RIVERBED TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands)	Year ended December 31,
	2012	2011	2010
Sales and marketing	$788	$1,666	$588
Research and development	1,807	2,858	1,005
General and administrative	23	26	324
Total other acquisition-related compensation costs	2,618	4,550	1,917
Acquisition-related costs	726	5,211	3,343
Total	$3,344	$9,761	$5,260

3.	NET INCOME PER COMMON SHARE
Basic net income per common share is computed by dividing net income by the weighted average number of vested common shares outstanding during the period. Diluted net income per common share is computed by giving effect to all potential dilutive common shares, including stock awards.
The following table sets forth the computation of net income per share:

(in thousands, except per share data)	Year ended December 31,
	2012	2011	2010
Net income	$54,597	$63,807	$34,158
Weighted average common shares outstanding — basic	156,205	154,411	145,012
Dilutive effect of employee stock plans	8,365	12,489	10,987
Weighted average common shares outstanding — diluted	164,570	166,900	155,999
Basic net income per share	$0.35	$0.41	$0.24
Diluted net income per share	$0.33	$0.38	$0.22
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

The following weighted average outstanding options were excluded from the computation of diluted net income per common share for the periods presented because including them would have had an anti-dilutive effect:

(in thousands)	Year ended December 31,
	2012	2011	2010
Total potential shares of common stock excluded from the computation of earnings per share	10,368	2,670	1,875

RIVERBED TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	FAIR VALUE OF ASSETS AND LIABILITIES
As of December 31, 2012, the fair value measurements of our cash, cash equivalents, investments, derivative assets and liabilities, and borrowings consisted of the following:

(in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Corporate bonds and notes	$41,091	$—	$41,091	$—
U.S. government-sponsored enterprise obligations	73,090	—	73,090	—
Money market funds	34,518	34,518	—	—
Cash	131,810	—	—	—
Total cash and cash equivalents	$280,509	$34,518	$114,181	$—
Corporate bonds and notes	$40,227	$—	$40,227	$—
U.S. government backed securities	51,401	51,401	—	—
U.S. government-sponsored enterprise obligations	148,362	—	148,362	—
FDIC-backed certificates of deposit	9,091	—	9,091	—
Total investments	$249,081	$51,401	$197,680	$—
Derivative asset	$87	$—	$87	$—
Liabilities:
Derivative liability	$68	$—	$68	$—
Borrowings	$575,000	$—	$575,000	$—
As of December 31, 2011, the fair value measurements of our cash and cash equivalents, investments, and acquisition-related contingent consideration consisted of the following:

(in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Corporate bonds and notes	$18,000	$—	$18,000	$—
U.S. government-sponsored enterprise obligations	12,649	—	12,649	—
Money market funds	57,702	57,702	—	—
FDIC-backed certificates of deposit	481	—	481	—
Cash	126,644	—	—	—
Total cash and cash equivalents	$215,476	$57,702	$31,130	$—
Corporate bonds and notes	$95,104	$—	$95,104	$—
U.S. government backed securities	16,106	16,106	—	—
U.S. government-sponsored enterprise obligations	255,180	—	255,180	—
FDIC-backed certificates of deposit	11,497	—	11,497	—
Total investments	$377,887	$16,106	$361,781	$—
Liabilities:
Acquisition-related contingent consideration	$15,898	$—	$—	$15,898

RIVERBED TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables present the gross unrealized gains and gross unrealized losses as of December 31, 2012 and 2011:

(in thousands)	Fair Value	Unrealized Gains	Unrealized Losses
Corporate bonds and notes	$24,750	$4	$—
Corporate bonds and notes	15,477	—	(2)
U.S. government backed securities	21,911	4	—
U.S. government backed securities	29,490	—	(6)
U.S. government-sponsored enterprise obligations	103,537	65	—
U.S. government-sponsored enterprise obligations	44,825	—	(17)
FDIC-backed certificates of deposit	8,130	1	—
FDIC-backed certificates of deposit	961	—	(1)
Total investments at December 31, 2012	$249,081	$74	$(26)
Corporate bonds and notes	$60,553	$36	$—
Corporate bonds and notes	34,551	—	(30)
U.S. government backed securities	15,083	21	—
U.S. government backed securities	1,023	—	(1)
U.S. government-sponsored enterprise obligations	138,816	79	—
U.S. government-sponsored enterprise obligations	116,364	—	(49)
FDIC-backed certificates of deposit	9,816	1	—
FDIC-backed certificates of deposit	1,681	—	(1)
Total investments at December 31, 2011	$377,887	$137	$(81)
We have evaluated our investments as of December 31, 2012 and have determined that no investments with unrealized losses are other-than-temporarily impaired. No investments have been in a continuous loss position greater than one year.
Cash, Cash Equivalents and Investments
Cash and cash equivalents consist primarily of highly liquid investments in money market mutual funds, government-sponsored enterprise obligations, treasury bills, commercial paper and other money market securities with remaining maturities at date of purchase of 90 days or less. The carrying value of cash and cash equivalents at December 31, 2012 and 2011 was $280.5 million and $215.5 million, respectively, and the weighted average interest rates were 0.1%. The carrying value approximates fair value at December 31, 2012 and 2011.
Investments, which are classified as available for sale at December 31, 2012, are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. Investments consist of government-sponsored enterprise obligations, treasury bills, FDIC-backed certificates of deposit and corporate bonds and notes. The fair value of our investments is determined as the exit price in the principal market in which we would transact. Level 1 instruments are valued based on quoted market prices in active markets and include treasury bills, money market funds. Level 2 instruments are valued based on quoted prices in markets that are not active, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency and include corporate bonds and notes and government-sponsored enterprise obligations and FDIC-backed certificates of deposit. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect our own assumptions in measuring fair value. As of December 31, 2012 and 2011, we had no investments valued as Level 3 instruments. As of December 31, 2012 and 2011, the investments are recorded at amortized cost, which approximates fair market value. Generally our investments have maturity dates up to two years from our date of purchase and active markets for these investments exist.

RIVERBED TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Cash
Restricted cash primarily represents collateralized letters of credit established in connection with lease agreements for our facilities. Current restricted cash totaled $1.1 million as of December 31, 2012 and 2011. Current restricted cash is included in Prepaid expenses and other current assets in the consolidated balance sheet. Long-term restricted cash totaled $7.6 million and $6.0 million at December 31, 2012 and 2011, respectively. Long-term restricted cash is included in Other assets in the consolidated balance sheets and consists primarily of funds held as collateral for letters of credit for the security deposit on the leases of our corporate headquarters.
Fair Value of Derivative Instruments

We use derivative instruments to partially offset our market exposures to fluctuations in certain foreign currency exchange rates, which exist as part of ongoing business operations. These derivatives are considered Level 2 instruments. Derivative assets are included in Prepaid expenses and other current assets in the consolidated balance sheet. Derivative liabilities are included in Other accrued liabilities in the consolidated balance sheet. Refer to Note 12 for additional derivative financial instrument disclosure.
Borrowings

Pursuant to the acquisition of OPNET, we entered into a credit agreement and related security and other agreements. These borrowings are considered Level 2 instruments. Refer to Note 13 for additional disclosure on our borrowings.
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
The change in the acquisition-related contingent consideration liability consisted of the following:

(in thousands)
Balance at December 31, 2010	$—
Acquisition date fair value measurement	14,573
Acquisition-related compensation costs	816
Adjustments to fair value measurement	509
Balance at December 31, 2011	$15,898
Acquisition-related compensation costs	(705)
Adjustments to fair value measurement	(15,193)
Balance at December 31, 2012	$—

RIVERBED TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	INVENTORY
Inventories consist primarily of hardware and related component parts and evaluation units located at customer locations, and are stated at the lower of cost (on a first-in, first-out basis) or market. Inventory is comprised of the following:

(in thousands)	As of December 31,
	2012	2011
Raw materials	$2,613	$1,405
Finished goods	16,682	7,241
Evaluation units	4,880	2,791
Total	$24,175	$11,437

6.	GOODWILL AND INTANGIBLE ASSETS
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
Goodwill consisted of the following:

(in thousands)
Balance at December 31, 2010	$25,653
Additions resulting from acquisitions	95,771
Other adjustments	(575)
Currency translation adjustment	(3,375)
Balance at December 31, 2011	$117,474
Additions resulting from acquisitions	582,311
Balance at December 31, 2012	$699,785

RIVERBED TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible Assets
Intangible assets are recorded at their estimated fair value as of the acquisition date of the related acquired business. Intangible assets that have a finite life are amortized over their useful lives.
Intangible assets consisted of the following:

(in thousands)	Weighted Average Useful Life	As of December 31, 2012
		Gross	Accumulated Amortization	Net
Existing technology	5.4 years	$236,693	$(27,688)	$209,005
Patents	5.1 years	8,200	(3,624)	4,576
Maintenance agreements	7.4 years	230,100	(9,511)	220,589
Customer contracts	6.3 years	51,103	(4,774)	46,329
Trademarks	5.6 years	12,800	(1,388)	11,412
Non-compete agreements	3.0 years	5,300	(139)	5,161
Backlog	1.0 year	12,400	(1,378)	11,022
Currency translation adjustment	N/A	—	—	(1,912)
Total intangible assets subject to amortization		$556,596	$(48,502)	$506,182
In-process technology	N/A	660	—	660
Total intangible assets		$557,256	$(48,502)	$506,842

	Weighted Average Useful Life	As of December 31, 2011
		Gross	Accumulated Amortization	Net
Existing technology	4.8 years	$57,700	$(13,614)	$44,086
Patents	5.0 years	8,200	(1,984)	6,216
Maintenance agreements	5.0 years	19,400	(4,553)	14,847
Customer contracts	4.1 years	4,100	(1,500)	2,600
Trademarks	3.0 years	1,700	(923)	777
Non-compete agreements	3.0 years	100	(40)	60
Currency translation adjustment	N/A	—	—	(1,912)
Total intangible assets subject to amortization		$91,200	$(22,614)	$66,674
In-process technology	N/A	1,600	—	1,600
Total intangible assets		$92,800	$(22,614)	$68,274
Amortization expense was $25.9 million, $13.1 million and $5.4 million for the years ended December 31, 2012, 2011 and 2010, respectively.
Estimated future amortization expense related to the above intangible assets subject to amortization at December 31, 2012 is as follows:

Fiscal Year	In thousands
2013	$101,769
2014	83,618
2015	82,241
2016	74,067
2017	59,013
Thereafter	105,474
Total remaining amortization of intangibles	$506,182

RIVERBED TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	FIXED ASSETS
Fixed assets are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets, which is typically two to five years. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or estimated useful life of the asset. Repair and maintenance costs are expensed as incurred.
Fixed assets consisted of the following:

(in thousands)	Estimated Useful Lives	As of December 31,
		2012	2011
Computer hardware and equipment	3 years	$43,949	$30,025
Leasehold improvements	2-5 years	24,163	16,349
Furniture and fixtures	3 years	8,195	5,070
Software	2-5 years	30,432	23,523
Total fixed assets		106,739	74,967
Accumulated depreciation and amortization		(57,495)	(45,690)
Fixed assets, net		$49,244	$29,277
Depreciation and amortization expense of fixed assets was $14.6 million, $11.2 million and $10.4 million for the years ended December 31, 2012, 2011 and 2010, respectively.
8.    ACCRUED LIABILITIES
Current liabilities
Accrued compensation and benefits consisted of the following:

(in thousands)	As of December 31,
	2012	2011
Payroll withholding taxes	$19,849	$30,578
Other accrued compensation and benefits	40,652	30,678
Total accrued compensation and benefits	$60,501	$61,256

9.	DEFERRED REVENUE
Deferred revenue consisted of the following:

(in thousands)	As of December 31,
	2012	2011
Product	$64,322	$6,888
Support and services	206,290	150,491
Total deferred revenue	$270,612	$157,379
Reported as:
Deferred revenue, current	$182,219	$121,131
Deferred revenue, non-current	88,393	36,248
Total deferred revenue	$270,612	$157,379
Deferred product revenue relates to arrangements where not all revenue recognition criteria have been met. During the third quarter of 2012, we recorded $65.0 million to deferred product revenue related to cash received from Juniper Networks, Inc. (Juniper).

RIVERBED TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Effective July 3, 2012, we entered into multiple agreements contemporaneously with Juniper pursuant to which we acquired certain rights and licenses to Juniper's WX WAN optimization product line, entered into a technology integration agreement to integrate our Steelhead Mobile technology into the Juniper Networks Junos Pulse client to enable a mobile acceleration solution for mobile phones and tablets, and granted Juniper a source code license for our application delivery controller (ADC) technology and related tools with rights to modify, create and distribute their own ADC product.
Pursuant to these agreements, Juniper will pay us approximately $75.0 million, with the initial payment made in July 2012 of $65.0 million and $10.0 million due at the first anniversary of the effective date, and transfer to us certain assets of the Juniper WX WAN optimization business primarily related to customer lists, which was valued at $0.7 million. The consideration transferred to Juniper was a source code license to our ADC technology for distribution on their appliances and four years of nonstandard product support valued at $75.7 million. The transaction was accounted for as a business combination, and there was no goodwill recorded as part of the transaction. We will recognize the initial payment of $65.0 million as revenue ratably over the four-year support term, because we do not have VSOE of fair value for the undelivered nonstandard support services. As of December 31, 2012, based on cash received, $56.9 million of this transaction remained in deferred product revenue.
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
We lease our facilities under non-cancelable operating lease agreements. Future minimum commitments for these operating leases in place as of December 31, 2012 with a remaining non-cancelable lease term in excess of one year are as follows:

RIVERBED TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands)	December 31, 2012
2013	$18,134
2014	17,696
2015	19,635
2016	21,397
2017	20,255
Thereafter	100,077
Total	$197,194
The terms of certain lease agreements provide for rental payments on a graduated basis. We recognize rent expense on the straight-line basis over the lease period and have accrued for rent expense incurred but not paid. Rent expense under operating leases was $13.6 million, $11.1 million and $8.5 million for the years ended December 31, 2012, 2011 and 2010, respectively.
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

12.	DERIVATIVE FINANCIAL INSTRUMENTS

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
Foreign currency contracts designated as cash flow hedges
We utilize foreign currency forward contracts to hedge certain forecasted foreign currency transactions relating to cost of service and operating expense. These contracts are designated and documented as cash flow hedges at their inception. All changes in time value are excluded from the cash flow hedge and recorded to Other income (expense), net in the period incurred. The effective portion of derivative's gains or losses on these hedges is initially included in Accumulated other comprehensive income (loss) and is subsequently reclassified into the cost of service or operating expense, to which the hedged transaction relates, upon the occurrence of the forecasted transaction. We record any ineffectiveness of the hedging instruments in Other income (expense), net in our condensed consolidated financial statements in the period incurred. No ineffectiveness was recorded during the year ended December 31, 2012.
The notional amount of these contracts was $39.7 million at December 31, 2012 and zero at December 31, 2011. Outstanding contracts are recognized as either assets or liabilities on the balance sheet at fair value. The amount remaining in Accumulated other comprehensive loss as of December 31, 2012 was not significant and is expected to be recognized into earnings within the next three months.
Derivatives not designated as hedging instruments

We use foreign currency forward contracts to reduce the variability in gains and losses generated from the re-measurement of certain monetary assets and liabilities denominated in foreign currencies. These hedges do not qualify for hedge accounting treatment. These derivatives are carried at fair value with gains and losses recognized as Other income (expense), net. Changes in the fair value of the derivatives are largely offset within the

RIVERBED TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consolidated statement of operations by re-measurement of the underlying assets and liabilities. We had a notional value of $12.6 million in derivative instruments that were non-designated hedges at December 31, 2012 and zero at December 31, 2011.
Fair Value of Derivative Instruments

The fair value of derivative instruments in our condensed consolidated balance sheet was as follows as of December 31, 2012:

(in thousands)	December 31, 2012
Derivative assets:
Foreign currency contracts designated as cash flow hedges	$1
Derivatives not designated as hedging instruments	86
Total Derivative assets	$87
Derivative liabilities:
Foreign currency contracts designated as cash flow hedges	$61
Derivatives not designated as hedging instruments	7
Total Derivative liabilities	$68
The effects of derivatives designated as hedging instruments on our condensed consolidated statements of operations were as follows for the year ended December 31, 2012:

Year ended
(in thousands)	December 31, 2012
Amount of gain recognized in Accumulated OCI on derivatives (effective portion)	$405
Amount and location of loss reclassified from Accumulated OCI into Income (effective portion)
Cost of support and services	(60)
Sales and marketing	(235)
Research and development	(25)
General and administrative	(53)
Total	$(373)
Amount and location of gain recognized in Income on derivatives (ineffective portion and amount excluded from effectiveness testing)
Other income (expense), net	$27

The effects of derivatives not designated as hedging instruments on our condensed consolidated statements of operations were as follows for the year ended December 31, 2012:

Year ended
(in thousands)	December 31, 2012
Amount and location of gain recognized in Income on derivative
Other income (expense), net	$271

13.BORROWINGS

In December 2012, we entered into a credit agreement and related security and other agreements for a seven year $575.0 million senior secured term loan facility to facilitate the acquisition of OPNET. As of December 31, 2012, we recognized $572.1 million as the outstanding principal of the term loan, which was net of $2.9 million in original issuance discount. The term loan carries an interest rate of Libor + 300 basis points, with a 1% Libor floor.

RIVERBED TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Beginning in 2014, 1% of the initial loan value is to be paid annually in quarterly installments; additional prepayments based on a percentage of free cash flow of the preceding year will be required.

The senior credit agreement governing the senior credit facility requires us to pay, subject to certain exceptions, outstanding term loans with:

•	Up to 50% of annual excess cash flow (as defined in the senior credit facility agreement);

•	100% of the net cash proceeds of certain non-ordinary course asset sales and casualty and condemnation events, subject to reinvestment rights and certain other exceptions; and

•	100% of the net cash proceeds of the incurrence or issuance of certain debt, other than the net cash proceeds of certain debt permitted under the senior credit facility.

The term loan contains certain covenants that limit future borrowings and require that certain payments, investments and acquisitions meet defined leverage ratios. We were in compliance with all restrictive covenants of the term loan agreements as of December 31, 2012. Pursuant to the issuance of this term loan, we incurred debt issuance costs of approximately $11.7 million, which is recorded as a deferred asset and will be amortized, along with the original issuance discount, to interest expense using the effective interest rate method. In the year ended December 31, 2012, total interest incurred pursuant to the term loan was $1.0 million.

The following table summarizes the future minimum principal payments on the term loan outstanding as of December 31, 2012:

Fiscal year	(in thousands)
2013	$5,750
2014	5,750
2015	5,750
2016	5,750
2017	5,750
Thereafter	546,250
Total	$575,000

14.	COMMON STOCK
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
In February 2009, our Board of Directors adopted the 2009 Inducement Equity Incentive Plan (the 2009 Plan). The objective of the 2009 Plan is to provide incentives to attract, retain, and motivate eligible persons whose potential contributions are important to promote our long-term success and the creation of stockholder value. The 2009 Plan is intended to comply with NASDAQ Rule 5635(c)(4) (formerly NASDAQ Rule 4350(i)(1)(A)(iv), which governs granting certain awards as a material inducement to an individual entering into employment with us. The 2009 Plan may be used for new hire equity grants should the Board of Directors determine to do so in the future.

RIVERBED TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pursuant to our December 2012 acquisition of OPNET, we assumed the Riverbed 2012 Stock Incentive Plan (2012 Plan) (formerly named the OPNET Technologies, Inc. 2010 Stock Incentive Plan), including all outstanding shares of restricted stock, all outstanding restricted stock units, and all shares available for future issuance under the Riverbed 2012 Stock Incentive Plan, and all of such securities became issuable for shares of our common stock, subject to appropriate adjustments to the number of shares pursuant to the Merger Agreement. The Riverbed 2012 Stock Incentive Plan provides for the number of shares of Common Stock available for issuance under the Plan to automatically increase on the first trading day of each calendar year, beginning with the 2013 calendar year and continuing through the term of the Plan, by an amount equal to the lesser of (i) 1,631,762 shares of Common Stock, or (ii) an amount determined by the Board.
Also pursuant to our December 2012 acquisition of OPNET, we assumed certain outstanding options to purchase common stock of OPNET granted under the OPNET Technologies, Inc. Amended and Restated 2000 Stock Incentive Plan, and such options became exercisable to purchase shares of our common stock, subject to appropriate adjustments to the number of shares and exercise price of each assumed option pursuant to the Merger Agreement.
As of December 31, 2012, 6,800,000 shares were available for grant under the 2006 Plan. As of December 31, 2012, 2,650,000 shares were available for grant under the 2006 Director Option Plan. As of December 31, 2012, 510,000 shares were available for grant under the 2009 Plan. As of December 31, 2012, 6,500,000 shares were available for grant under the 2012 plan.
Stock-Based Compensation Expense
The following table summarizes stock-based compensation expense for stock options, RSUs and the Purchase Plan recorded in our statement of operations:

(in thousands)	Year ended December 31,
	2012	2011	2010
Cost of product	$942	$976	$537
Cost of support and services	6,853	6,486	5,556
Sales and marketing	35,668	35,451	29,131
Research and development	28,645	26,946	19,713
General and administrative	17,186	19,875	15,864
Total stock-based compensation expense	$89,294	$89,734	$70,801
Share-Based Payments Valuation Assumptions
The fair value of options granted and Purchase Plan shares granted was estimated at the date of grant using the following assumptions:

	Year ended December 31,
	2012	2011	2010
Employee Stock Options
Expected term in years	4.2 - 4.3	4.2	4.2 - 4.5
Risk-free interest rate	0.6% - 0.7%	0.8% - 1.7%	1.1% - 2.2%
Volatility	62% - 66%	62% - 67%	52% - 62%

Year ended December 31,
	2012	2011	2010
Purchase Plan
Expected term in years	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Risk-free interest rate	0.14% - 0.29	0.05% - 0.56%	0.18% - 0.83%
Volatility	63% - 74%	49% - 77%	44% - 67%

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
The expected term represents the period that stock options are expected to be outstanding. During the first three quarters of 2010, we elected to use the simplified method of determining the expected term of stock options due to insufficient historical exercise data as a publicly traded company. For the years ended December 31, 2012 and 2011 and during the fourth quarter of 2010, we determined that we had sufficient historical information to use a method based on historical exercise patterns and post vesting termination behavior, which we believe is more representative of our expected term. During the first three quarters of 2010, the computation of our expected volatility for stock options was based on the historical volatility of comparable companies from a representative peer group selected based on industry, financial and market capitalization data, due to our insufficient historical volatility data as a publicly traded company. For the years ended December 31, 2012 and 2011 and during the fourth quarter of 2010, we determined that we had sufficient historical volatility data to use a blended historical and implied volatility.
The computation of expected volatility for the Purchase Plan for the years ended December 31, 2012, 2011 and 2010 is based on our historical volatility.
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
As of December 31, 2012, total compensation cost related to stock options granted to employees and directors but not yet recognized was $59.7 million, net of estimated forfeitures. This cost will be recognized on a straight-line basis over the remaining weighted-average service period of 3.5 years. Amortization in the years ended December 31, 2012, 2011 and 2010 was $22.8 million, $31.3 million and $37.4 million, respectively.
The following table summarizes information about stock options activity under all stock option plans:

(in thousands, except per share amounts)	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance at December 31, 2011	17,820	$13.23	3.93	$204,632
Granted	2,499	$20.55
Exercised	(3,227)	$8.08
Forfeited or expired	(881)	$23.71
Balance at December 31, 2012	16,211	$14.81	3.52	$113,274
Exercisable	11,370	$11.64	2.60	$104,845
Vested and expected to vest	15,677	$14.56	3.45	$112,342
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the closing price of our common stock at December 31, 2012. During the years ended

RIVERBED TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2012, 2011 and 2010, the aggregate intrinsic value of stock option awards exercised was $45.9 million, $129.7 million, and $102.0 million, respectively, determined at the date of option exercise.
The weighted average grant-date fair value of options granted for the years ended December 31, 2012, 2011 and 2010, was $10.19, $15.66, and $8.55 per share, respectively.
Stock Purchase Plan
Under the Purchase Plan, employees may purchase shares of common stock through payroll deductions at a price per share that is 85% of the lesser of the fair market value of our common stock as of the beginning of an applicable offering period or the applicable purchase date. Offering periods are generally 24 months with purchases generally every 6 months. Employees’ payroll deductions may not exceed 15% of their compensation. Employees may purchase up to 2,000 shares per purchase period provided that the value of the shares purchased in any calendar year does not exceed IRS limitations.
In the year ended December 31, 2012, there was $33.5 million of total compensation cost, net of estimated forfeitures, left to be amortized under our Purchase Plan, which will be amortized over the remaining Purchase Plan offering period, which is up to 19 months. Amortization in the years ended December 31, 2012, 2011 and 2010 was $13.9 million, $8.7 million and $6.8 million, respectively.
The weighted average fair value of grants for the years ended December 31, 2012, 2011 and 2010, was $8.67, $11.34, and $9.69 per share, respectively.
As of December 31, 2012, 1,250,000 shares were available under the Purchase Plan.
Restricted Stock Units
RSUs, which include performance-based RSUs, are granted to our employees and eligible executives, under the 2006 Plan. We expense the cost of nonvested RSUs, which is determined to be the fair market value of the shares of our common stock at the date of grant, ratably over the service period.
Performance-based RSUs that vest are generally variable based upon meeting certain annual performance targets, and require the eligible executives to be employed by us for up to three years from the date of grant. Annual performance targets for awards granted in the years ended December 31, 2012 and 2011 were earned and determined at December 31, 2012 and 2011, respectively.
RSUs generally vest over a period of three to four years from the date of grant. Until vested, RSUs do not have the voting rights of common stock and the shares underlying the awards are not considered issued and outstanding.
As of December 31, 2012, total unrecognized compensation cost related to nonvested RSUs to employees and directors but not yet recognized was $107.6 million, net of estimated forfeitures. This cost will be recognized over the remaining weighted-average service period of 2.4 years. Amortization in the years ended December 31, 2012, 2011 and 2010 was $52.6 million, $49.7 million, and $26.6 million, respectively.
The following table summarizes information about nonvested RSUs as of December 31, 2012:

(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2011	6,553	$21.13
Granted	4,114	$20.85
Vested	(3,656)	$15.65
Forfeited	(481)	$21.88
Balance at December 31, 2012	6,530	$23.98
The weighted average grant-date fair value of RSUs granted in the years ended December 31, 2012, 2011 and 2010 were $20.85, $33.17, and $19.12, respectively.

RIVERBED TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
For the year ended December 31, 2012, we repurchased 7,377,000 shares of common stock under the Program on the open market for an aggregate purchase price of $127.1 million, or a weighted average of $17.24 per share.
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
15.    INCOME TAXES
A geographical breakdown of income before provision for income taxes is shown in the following table:

	Year ended December 31,
(in thousands)	2012	2011	2010
Domestic	$50,095	$119,258	$57,899
Foreign	43,938	(27,212)	(928)
Total	$94,033	$92,046	$56,971
The provision for income tax expense consists of the following:

	Year ended December 31,
(in thousands)	2012	2011	2010
Current:
Federal	$24,030	$33,361	$28,247
State	2,704	3,967	2,492
Foreign	7,267	9,138	3,925
Total Current	$34,001	$46,466	$34,664
Deferred:
Federal	$6,674	$(11,552)	$(14,844)
State	726	(1,734)	2,982
Foreign	(1,965)	(4,941)	11
Total Deferred	$5,435	$(18,227)	$(11,851)
Total Provision	$39,436	$28,239	$22,813
Our effective tax rate was 41.9%, 30.7%, and 40.0%, for the years ended December 31, 2012, 2011 and 2010, respectively.
We have not provided U.S. taxes for our foreign earnings, which are intended to be indefinitely reinvested outside the U.S. As of December 31, 2012, we had cumulative undistributed earnings of foreign subsidiaries of approximately $50.7 million, which are intended to be reinvested and for which no U.S. income or foreign

RIVERBED TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

withholding taxes have been recorded. Determination of the amount of unrecognized deferred tax liability with respect to such earnings is not practicable. The additional taxes on the earnings of foreign subsidiaries, if remitted, would be partially offset by United States tax credits for foreign taxes already paid.
The difference between the provision for income taxes and the amount computed by applying the federal statutory income tax rate to income before taxes is as follows:

	Year ended December 31,
(in thousands)	2012	2011	2010
Expected provision at federal statutory rate	$32,910	$32,216	$19,940
State taxes, net of federal benefit	2,158	1,342	3,562
Stock-based compensation expense	9,088	5,459	1,681
Amortization of taxes on intercompany sales	6,614	5,125	—
Non-deductible expenses	1,121	1,552	221
Acquisition related expenses	2,230	84	964
Change in valuation allowance	—	(8,837)	—
Research and development tax credits	(964)	(5,238)	(3,225)
Election to treat foreign subsidiary as US branch	—	(2,908)	—
Foreign rate differential	(11,907)	(1,238)	(17)
Other (net)	(1,814)	682	(313)
Total	$39,436	$28,239	$22,813
The components of the current and non-current deferred tax assets and liabilities consist of the following:

	As of December 31,
(in thousands)	2012	2011
Current deferred tax assets (liabilities):
Other accrued liabilities and reserves	$8,930	$7,048
Deferred compensation	10,611	11,069
Depreciation and amortization	2,315	1,380
Net operating losses	1,499	1,499
Deferred revenue	(12,282)	(3,907)
Valuation allowance	(356)	(306)
Total current deferred tax assets, net	$10,717	$16,783
Non-current deferred tax assets (liabilities):
Deferred compensation	$28,598	$30,772
Credit carryforwards	13,930	9,632
Deferred revenue	13,143	11,050
Net operating losses	22,881	10,810
Intangible assets	(166,565)	4,944
Other accrued liabilities and reserves	7,277	6,633
Valuation allowance	(12,936)	(9,184)
Depreciation and amortization	(7,106)	(5,537)
State taxes	(2,078)	(2,516)
Total non-current deferred tax assets (liabilities), net	$(102,856)	$56,604
As of December 31, 2012, we had net operating loss carryforwards for federal, state and foreign income tax purposes of $60.7 million, $55.1 million and $1.7 million, respectively. The utilization of the federal loss and a

RIVERBED TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

majority of state loss carryforwards are subject to limitation under Section 382 of the Internal Revenue Code. We also had federal and state R&D tax credit carryforwards of approximately $1.6 million and $21.5 million. respectively. If not utilized, the federal net operating loss carryforwards will expire between 2023 to 2031, while the state net operating loss carryforwards will expire between 2017 and 2031. The majority of our federal tax credit carryforwards will begin to expire in 2031. The state tax credit carryforwards and foreign net operating loss carryforwards do not expire.
As of December 31, 2011, we reevaluated the need for a valuation allowance on certain federal net operating loss carryforwards and R&D credit carryforwards by considering positive and negative evidence as required by the related accounting guidance. As a result of this evaluation, we concluded that it is more likely than not that we will have sufficient future taxable income to utilize the net operating loss carryforwards and credit carryforwards. Accordingly, we reversed the valuation allowance and recorded an income tax benefit of $8.8 million in 2011.
Based on our forecasted income allocated to California, it is more likely than not the California income tax credits carryforwards will not be utilized in the foreseeable future. Accordingly, we have established a 100% valuation allowance against the tax credits. The amount of the valuation allowance against the California credits was $8.6 million and $6.1 million, net of federal benefit, for the years ended December 31, 2012 and 2011, respectively.
During the year ended December 31, 2011, we made an election to change the tax status of our United Kingdom (UK) subsidiaries to entities that are disregarded for federal and state income tax purposes. As a result of the change in tax status, we recorded a tax benefit of $2.9 million to record certain deferred tax assets resulting from the change.
We recorded deferred charges during the year ended December 31, 2011 related to the deferral of income tax expense on intercompany profits that resulted from the sale of our intellectual property rights (including intellectual property acquired during 2011) outside of North and South America to our Singapore subsidiary. The deferred charges are included in the Prepaid expenses and other current assets and the Other assets lines of the consolidated balance sheets in the amounts of $5.0 million and $10.5 million as of December 31, 2012, respectively, and $5.0 million and $15.6 million as of December 31, 2011, respectively. The deferred charges are amortized as a component of income tax expense over the five year economic life of the intellectual property.
Beginning in the year ended December 31, 2011, we are subject to a reduced income tax rate in Singapore as a result of certain employment and spending commitments. The reduced tax rate is effective through 2020. For the year ended December 31, 2012, we realized a tax benefit of $3.8 million ($0.2 diluted net income per share). We realized no tax savings in the year ended December 31, 2011 because of net local tax losses.
During the year ended December 31, 2012, we reduced our current federal, foreign and state taxes payable by $20.2 million for the excess tax benefits from stock option exercises and other employee stock programs, offsetting additional paid-in capital. In addition, we have unrecorded excess tax benefits from stock option exercises and other employee stock programs of approximately $6.6 million as of December 31, 2012. These amounts will be credited to additional paid-in-capital when such amounts reduce cash taxes payable.
Uncertain Income Tax Positions
A reconciliation of the beginning and ending amount of the consolidated liability for unrecognized income tax benefits during the year is as follows:

RIVERBED TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year ended December 31,
(in thousands)	2012	2011	2010
Beginning Balance	$26,995	$6,918	$4,941
Additions for tax positions of prior years	930	2,354	116
Additions for tax positions related to current year	3,810	18,167	2,514
Reductions for tax positions of prior year	(979)	(444)	(653)
Settlements	(66)	—	—
Ending Balance	$30,690	$26,995	$6,918
As of December 31, 2012, 2011 and 2010, the unrecognized tax benefits of $30.7 million, $27.0 million and $6.9 million, respectively, included tax benefits that, if recognized, would reduce our effective tax rate by $21.9 million, $19.6 million and $4.6 million, respectively. As of December 31, 2012, 2011 and 2010, the ending balance of accrued interest and penalties associated with uncertain tax positions is $0.5 million, $0.3 million and $0.2 million, respectively. For the year ended December 31, 2012, we accrued $0.2 million of interest and penalties. In each of the years ended December 31, 2011 and 2010, we accrued $0.1 million. Over the next 12 months, we could potentially reverse up to $2.1 million of our unrecognized tax benefits due to the statute of limitations expiring in certain jurisdictions.
As of December 31, 2012, we had $31.2 million of unrecognized tax benefits (including $0.5 million related to interest and penalties) related to our uncertain tax positions. Of this amount, $25.4 million is included in Other long-term liabilities. The remaining $5.8 million is reported as a reduction of deferred tax assets.
We are subject to income tax in the U.S. as well as numerous state and foreign jurisdictions. With the exception of several states, we are no longer subject to federal, state and local income tax examinations for years before 2009, although carryforward attributes that were generated prior to 2009 may still be adjusted upon examination by the California Franchise Tax Board if the attributes either have been or will be used in a future period. In addition, we file tax returns in multiple foreign taxing jurisdictions. In our most significant foreign jurisdictions, the UK and Singapore, the open tax years range from 2008 to 2011.

16.	SEGMENT INFORMATION
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

Revenue by geography is based on the billing address of the customer. The following table sets forth revenue by geographic area.
Revenue

	Year ended December 31,
(in thousands)	2012	2011	2010
Americas
United States	$463,534	$402,157	$294,631
Other Americas	31,373	35,788	27,096
Total Americas	494,907	437,945	321,727
Europe, Middle East and Africa
United Kingdom	124,458	87,701	70,750
Other Europe, Middle East and Africa	101,194	99,724	78,897
Total Europe, Middle East and Africa	225,652	187,425	149,647
Asia Pacific	116,301	101,106	80,515
Total revenue	$836,860	$726,476	$551,889

17.	EMPLOYEE BENEFIT PLAN
We have a 401(k) plan covering all eligible employees. At our discretion, we may match a portion of the employees’ eligible contributions. Contributions to the plan during the years ended December 31, 2012, 2011 and 2010, were $5.1 million, $2.0 million and $0.4 million, respectively.

18.	LEGAL MATTERS
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
In connection with our July 2011 acquisition of the outstanding securities of Zeus Technology Limited (Zeus), the share purchase agreement provided for certain additional potential payments (acquisition-related contingent consideration) totaling up to $27.0 million in cash, based on achievement of certain bookings targets related to Zeus products for the period from July 20, 2011 through July 31, 2012 (the Zeus Earn-Out period). The share purchase agreement also provided for a potential $3.0 million payment as an incentive bonus to former employees of Zeus, based on achievement of certain bookings targets related to Zeus products for the Zeus Earn-Out period.
In October 2012 we served the representative of the Zeus shareholders, as lead defendant and proposed defendant class representative for all other similarly situated former shareholders of Zeus, with a lawsuit, filed in the Superior Court of the State of California, for declaratory relief.  The lawsuit seeks declaratory judgment that, among other things, (a) Riverbed is not in breach of the share purchase agreement, and (b) Riverbed does not owe any acquisition-related contingent consideration under the share purchase agreement because the necessary conditions precedent to the payment of acquisition-related contingent consideration did not occur. In November 2012, the representative of the Zeus shareholders filed a cross-complaint against Riverbed and Riverbed Technology Limited in the Superior Court of the State of California.  The cross-complaint claims breach of contract and breach of the covenant of good faith and fair dealing, and seeks declaratory judgment that Riverbed has

RIVERBED TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

breached the share purchase agreement and that the entire $27.0 million in contingent consideration is payable to Zeus shareholders. We believe that the contention of the representative of the Zeus shareholders is without merit and intend to vigorously defend our determination.

In November 2012 we received a grand jury subpoena issued by the United States District Court for the Eastern District of Virginia. The subpoena requests documents related to certain federal government contracting matters, including a $19 million transaction involving the sale of our products and services by a Riverbed reseller to an agency of the federal government in 2009. We are cooperating fully with this inquiry.
From time to time, we are involved in various legal proceedings, claims and litigation arising in the ordinary course of business. There are no currently pending legal proceedings at December 31, 2012 that, in the opinion of management, would have a material adverse effect on our financial position, results of operations or cash flows.

19.	RELATED PARTIES
No significant related party transactions occurred in the years ended December 31, 2012, 2011 and 2010.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no disagreements with accountants on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures required to be reported under this item.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2012, the end of the period covered by this Annual Report on Form 10-K. This controls evaluation was done under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.
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
Based upon the controls evaluation, our CEO and CFO have concluded that as of December 31, 2012, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission and to ensure that material information relating to us and our consolidated subsidiaries is made known to management, including the CEO and CFO.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over our financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, management used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, using those criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2012. In accordance with guidance issued by the SEC, companies are permitted to exclude acquisitions from their final assessment of internal control over financial reporting for the first fiscal year in which the acquisition occurred. Management's evaluation of internal control over financial reporting excluded the internal control activities of OPNET Technologies, Inc., which Riverbed Technology, Inc. acquired December 18, 2012 and is included in the December 31, 2012 consolidated financial statements of Riverbed Technology, Inc. and constitutes 14% and 9% in net assets and total assets, respectively, excluding acquisition method fair value adjustments, as of December 31, 2012, and less than 1% of revenues of consolidated revenues and net income for the year then ended. The attestation report concerning the effectiveness of our internal control over financial reporting as of December 31, 2012, issued by Ernst & Young, LLP, Independent Registered Public Accounting Firm, appears in Part II, Item 8 of the Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting means a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
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
The information regarding our directors required by this item is included under the caption “Election of Directors” in Riverbed’s Proxy Statement for its 2013 Annual Meeting of Stockholders to be filed within 120 days after the end of the fiscal year ended December 31, 2012 (the “2012 Proxy Statement”) and is incorporated herein by reference. The information regarding our executive officers required by this item is included under the caption “Executive Officers” in the 2013 Proxy Statement and is incorporated herein by reference. The information regarding compliance with Section 16(a) of the Exchange Act required by this item is included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2013 Proxy Statement and is incorporated herein by reference. The information regarding our code of ethics, nominating committee and audit committee required by this item is included under the caption “Corporate Governance” in the 2013 Proxy Statement and is incorporated herein by reference.

Item 11.	Executive Compensation
The information regarding executive compensation required by this item is included under the caption “Compensation of Executive Officers” in the 2013 Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information regarding securities authorized for issuance under equity compensation plans required by this item is included under the caption “Equity Compensation Plan Information” in the 2013 Proxy Statement and is incorporated herein by reference. The information regarding security ownership of certain beneficial owners and management required by this item is included under the caption “Security Ownership of Certain Beneficial Owners and Management” in the 2013 Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information regarding transactions with related persons required by this item is included under the caption “Review, Approval or Ratification of Transactions with Related Persons” in the 2013 Proxy Statement and is incorporated herein by reference. The information regarding director independence required by this item is included under the caption “Corporate Governance” in the 2013 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
The information required by this item is incorporated under the captions “Independent Registered Public Accounting Firm’s Fees” and “Pre-Approval Policies and Procedures” in the 2013 Proxy Statement and is incorporated herein by reference.

Part IV

Item 15.	Exhibits and Financial Statement Schedules
(a) (1) Financial Statements
The financial statements filed as part of this report are listed on the index to financial statements on page 62.
(a) (2) Financial Statement Schedules
The following financial statement schedule is filed as a part of this Annual Report on Form 10-K
Schedule II — Valuation and Qualifying Accounts
SCHEDULE II
Valuation and Qualifying Accounts

	Year ended December 31,
(in thousands)	2012	2011	2010
Trade Receivable Allowance
Beginning balance	$1,586	$1,402	$1,693
Additions charged to operations	825	516	343
Write-offs	(347)	(332)	(634)
Ending balance	$2,064	$1,586	$1,402
All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.
(a) (3) Exhibits
The following exhibits are incorporated by reference or filed herewith.

Exhibit No.	Description

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

2.2
Agreement and Plan of Merger, dated as of October 28, 2012, by and among the Registrant, Octagon Acquisition Corp. and OPNET Technologies, Inc. (incorporated by reference to Exhibit 2.1 of Registrant's Current Report on Form 8-K (No. 001-33023), filed with the SEC on October 29, 2012).

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

10.20	Offer Letter with David M. Peranich, dated July 7, 2006 (incorporated by reference to Exhibit 10.39 of Registrant’s Form S-1 Registration No. 333-133437). *

Exhibit No.	Description

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

10.24
Forms of agreement under the Riverbed Technology, Inc. 2009 Inducement Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K (No. 001-33023), filed with the SEC on February 20, 2009). *

10.25
Form of 2006 Equity Incentive Plan RSU Agreement (Non-Employee Directors) (incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q (No. 001-33023), filed with the SEC on July 29, 2011). *

10.26
Lease agreement dated as of February 2, 2012, between 680 Folsom Owner LLC and the Registrant (incorporated by reference to Exhibit 10.1 of Registrant's Quarterly Report on Form 10-Q (No. 001-33023), filed with the SEC on April 30, 2012).

10.27
First Amendment to Lease dated as of April 13, 2012, pursuant to Lease agreement dated as of February 2, 2012, between 680 Folsom Owner LLC and the Registrant (incorporated by reference to Exhibit 10.1 of Registrant's Quarterly Report on Form 10-Q (No. 001-33023), filed with the SEC on July 27, 2012).

10.28
Credit Agreement dated as of December 18, 2012 by and among the Registrant, Morgan Stanley Senior Funding, Inc., as administrative agent, Goldman Sachs Bank USA, as syndication agent, Morgan Stanley & Co. LLC, as collateral agent, Bank of America, N.A., as documentation agent, Morgan Stanley Senior Funding, Inc. and Goldman Sachs Bank USA as joint lead arrangers and joint bookrunners, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as arranger.

10.29
Guarantee and Collateral Agreement dated as of December 18, 2012 by and among the Registrant, Morgan Stanley Senior Funding, Inc., as administrative agent, and Morgan Stanley & Co. LLC, as collateral agent.

10.30	OPNET Technologies, Inc. Amended and Restated 2000 Stock Incentive Plan (incorporated by reference to Exhibit 4.3 of Registrant's Form S-8 Registration No. 333-185855).*
10.31	2012 Stock Incentive Plan, as amended and restated on January 2, 2013 (incorporated by reference to Exhibit 4.4 of Registrant's Form S-8 Registration No. 333-185855).*
10.32
Amendment to Non-Employee Director Stock Option Agreements, dated May 7, 2012, by and between Stanley J. Meresman and the Registrant (incorporated by reference to Exhibit 10.2 of Registrant's Quarterly Report on Form 10-Q (No. 001-33023), filed with the SEC on July 27, 2012).*

21.1	List of subsidiaries.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1	Certifications

31.2	Certifications

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit No.	Description

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
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

RIVERBED TECHNOLOGY, INC.

By:	/S/ JERRY M. KENNELLY
Jerry M. Kennelly, Chief Executive Officer
Date: February 15, 2013

RIVERBED TECHNOLOGY, INC.

By:	/S/ RANDY S. GOTTFRIED
Randy S. Gottfried, Chief Operating Officer and Chief Financial Officer
Date: February 15, 2013
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JERRY M. KENNELLY	Chief Executive Officer and Chairman (Principal Executive Officer)	February 15, 2013
Jerry M. Kennelly

/S/ RANDY S. GOTTFRIED	Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer)	February 15, 2013
Randy S. Gottfried

/S/ MICHAEL BOUSTRIDGE	Director	February 15, 2013
Michael Boustridge

/S/ MARK A. FLOYD	Director	February 15, 2013
Mark A. Floyd

/S/ MICHAEL R. KOUREY	Director	February 15, 2013
Michael R. Kourey

/S/ MARK LEWIS	Director	February 15, 2013
Mark Lewis

/S/ CHRISTOPHER J. SCHAEPE	Director	February 15, 2013
Christopher J. Schaepe

/S/ JAMES R. SWARTZ	Director	February 15, 2013
James R. Swartz