Form 10-Q
period 2013-03-31
Riverbed Technology, Inc.
filed 2013-05-03
CIK 1357326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-Q
_____________________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
OR
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
The number of shares of the registrant’s common stock, par value $0.0001, outstanding as of April 29, 2013 was: 163,423,154.

RIVERBED TECHNOLOGY, INC.

Item 1.	Financial Statements

RIVERBED TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of March 31, 2013 and December 31, 2012
(in thousands, except par value)

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$227,347	$280,509
Short-term investments	179,303	170,605
Trade receivables, net of allowances of $1,795 and $2,064 as of March 31, 2013 and December 31, 2012, respectively	101,042	113,190
Inventory	26,722	24,175
Deferred tax assets	12,707	11,185
Prepaid expenses and other current assets	61,403	50,245
Total current assets	608,524	649,909
Long-term investments	96,160	78,476
Fixed assets, net	49,383	49,244
Goodwill	700,962	699,785
Intangibles, net	481,532	506,842
Deferred tax assets, non-current	1,663	6,457
Other assets	31,011	33,626
Total assets	$1,969,235	$2,024,339
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$38,068	$50,417
Accrued compensation and benefits	46,376	60,501
Other accrued liabilities	35,730	41,472
Current maturities of long-term borrowings	—	5,327
Deferred revenue	203,626	182,219
Total current liabilities	323,800	339,936
Deferred revenue, non-current	91,984	88,393
Borrowings, non-current, net of current maturities	522,236	566,814
Deferred tax liabilities, non-current	106,319	109,311
Other long-term liabilities	28,268	25,663
Total long-term liabilities	748,807	790,181
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value – 30,000 shares authorized, no shares outstanding	—	—
Common stock and additional paid-in capital; $0.0001 par value – 600,000 shares authorized; 163,155 and 163,336 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	769,798	757,777
Retained earnings	129,603	137,713
Accumulated other comprehensive loss	(2,773)	(1,268)
Total stockholders’ equity	896,628	894,222
Total liabilities and stockholders’ equity	$1,969,235	$2,024,339
See Notes to Condensed Consolidated Financial Statements.

RIVERBED TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three months ended March 31,
	2013	2012
Revenue:
Product	$148,040	$117,034
Support and services	98,099	65,379
Total revenue	246,139	182,413
Cost of revenue:
Cost of product	40,900	27,889
Cost of support and services	28,042	18,782
Total cost of revenue	68,942	46,671
Gross profit	177,197	135,742
Operating expenses:
Sales and marketing	115,721	73,815
Research and development	48,961	34,111
General and administrative	19,114	14,634
Acquisition-related costs	4,136	556
Total operating expenses	187,932	123,116
Operating income (loss)	(10,735)	12,626
Other expense, net	(6,364)	(1,505)
Income (loss) before provision for income taxes	(17,099)	11,121
Provision (benefit) for income taxes	(8,989)	4,172
Net income (loss)	$(8,110)	$6,949
Net income (loss) per common share:
Basic	$(0.05)	$0.04
Diluted	$(0.05)	$0.04
Shares used in computing net income (loss) per common share:
Basic	163,367	157,856
Diluted	163,367	167,510
See Notes to Condensed Consolidated Financial Statements.

RIVERBED TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Three months ended March 31,
	2013	2012
Net income (loss)	$(8,110)	$6,949
Unrealized loss on investments, net of tax	(159)	(8)
Foreign currency translation adjustment	(633)	2,196
Derivative instruments gain (loss), net of tax	(713)	22
Comprehensive income (loss)	$(9,615)	$9,159
See Notes to Condensed Consolidated Financial Statements.

RIVERBED TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three months ended March 31,
	2013	2012
Operating Activities:
Net income (loss)	$(8,110)	$6,949
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,363	8,678
Stock-based compensation	24,526	22,975
Deferred taxes	(895)	(3,243)
Excess tax benefit from employee stock plans	(1,806)	(10,701)
Changes in operating assets and liabilities:
Trade receivables	12,148	6,688
Inventory	(2,547)	(7,330)
Prepaid expenses and other assets	(8,668)	(3,488)
Accounts payable	(12,186)	1,563
Accrued and other liabilities	(17,265)	(30,219)
Acquisition-related contingent consideration liability	—	235
Income taxes payable	1,713	10,742
Deferred revenue	24,998	12,270
Net cash provided by operating activities	43,271	15,119
Investing Activities:
Capital expenditures	(5,354)	(6,649)
Purchase of available for sale securities	(132,178)	(171,496)
Proceeds from maturities of available for sale securities	90,695	143,037
Proceeds from sales of available for sale securities	14,500	44,846
Acquisitions, net of cash and cash equivalents acquired	(1,000)	(6,458)
Net cash (used in) provided by investing activities	(33,337)	3,280
Financing Activities:
Proceeds from issuance of common stock under employee stock plans, net of repurchases	10,815	8,910
Payments for repurchases of common stock	(25,030)	(1,408)
Payment of borrowings	(49,319)	—
Excess tax benefit from employee stock plans	1,806	10,701
Net cash (used in) provided by financing activities	(61,728)	18,203
Effect of exchange rate changes on cash and cash equivalents	(1,368)	2,218
Net increase (decrease) in cash and cash equivalents	(53,162)	38,820
Cash and cash equivalents at beginning of period	280,509	215,476
Cash and cash equivalents at end of period	$227,347	$254,296
See Notes to Condensed Consolidated Financial Statements.

RIVERBED TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
Organization
Riverbed Technology, Inc. was founded on May 23, 2002 and has developed innovative and comprehensive solutions to the fundamental problems associated with IT performance across wide area networks (WANs). Our portfolio of IT performance products enables our customers to simply and efficiently improve the performance of their applications and access to their data over WANs, and provides global application performance, reporting and analytics, application delivery control and cloud storage.
Significant Accounting Policies
Basis of Presentation
The condensed consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated. The accompanying condensed consolidated balance sheet as of March 31, 2013, the condensed consolidated statements of operations for the three months ended March 31, 2013 and 2012, the condensed consolidated statements of comprehensive income (loss) for the three months ended March 31, 2013 and 2012, and the condensed consolidated statements of cash flows for the three months ended March 31, 2013 and 2012 are unaudited. The accompanying statements should be read in conjunction with the audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2012.
The accompanying condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (GAAP) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). They do not include all of the financial information and footnotes required by GAAP for complete financial statements. We believe the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments necessary for the fair presentation of our balance sheet as of March 31, 2013, our results of operations and comprehensive income (loss) for the three months ended March 31, 2013 and 2012 and our cash flows for the three months ended March 31, 2013 and 2012. All adjustments are of a normal recurring nature. The results for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for any subsequent quarter or for the year ending December 31, 2013.
There have been no significant changes in our critical accounting policies during the three months ended March 31, 2013, as compared to the critical accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2012.
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
Inventory Valuation
Inventory consists of hardware and related component parts and is stated at the lower of cost (on a first-in, first-out basis) or market. A portion of our inventory relates to evaluation units located at customer locations, as some of our customers test our equipment prior to purchasing. Inventory that is obsolete or in excess of our forecasted demand is written down to its estimated realizable value based on historical usage, expected demand, and with respect to evaluation units, the historical conversion rate, the age of the units, and the estimated loss of utility. Inherent in our estimates of market value in determining inventory valuation are estimates related to economic trends, future demand for our products, the timing of new product introductions and technological obsolescence of our products. Inventory write-downs are recognized as cost of product and amounted to $2.2 million and $1.8 million in the three months ended March 31, 2013 and 2012, respectively.
Service Inventory
We hold service inventory that is used to repair or replace defective hardware reported by our customers who purchase support services. We classify service inventory as Prepaid expenses and other current assets. At March 31, 2013 and December 31, 2012, our service inventory balance was $12.7 million and $12.5 million, respectively.

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
Goodwill, Intangible Assets and Impairment Assessments
Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets. Goodwill is tested for impairment at least annually (more frequently if certain indicators are present). In the event that we determine that the fair value of a reporting unit is less than the reporting unit’s carrying value, we will incur an impairment charge for the amount of the difference during the quarter in which the determination is made.
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
Business Combinations
In our business combinations, we are required to recognize all the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. Further, acquisition-related costs are recognized separately from the acquisition and expensed as incurred; restructuring costs are generally expensed in periods subsequent to the acquisition date; changes in the estimated fair value of contingent consideration after the initial measurement on the acquisition date are recognized in earnings in the period of the change in estimate; and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of provision for taxes. In addition, the fair value of in-process research and development (R&D) is recorded as an indefinite-lived intangible asset until the underlying project is completed, at which time the intangible asset is amortized over its estimated useful life, or abandoned, at which time the intangible asset is expensed.
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

•	the future expected cost to develop the in-process R&D into commercially viable products and the estimated cash flows from the products when completed;

•	the future expected cash flows from product sales, support agreements, consulting contracts, other customer contracts and acquired developed technologies and patents; and

•	the discount rates.
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
Concentrations of Risk
Financial instruments that are potentially subject to concentrations of credit risk consist primarily of cash, cash equivalents, marketable securities, and trade receivables. Investment policies have been implemented that limit investments to investment grade securities. The average portfolio maturity is currently less than a year. The risk with respect to trade receivables is mitigated by credit evaluations we perform on our customers and by the diversification of our customer base. No value-added distributors accounted for 10% or more of our trade receivable balance as of March 31, 2013. One value-added distributor, Avnet, Inc. (Avnet), accounted for 10% of our trade receivable balance as of December 31, 2012. Two value-added distributors, Arrow Electronics, Inc. (Arrow) and Avnet, represented 15% and 11%, respectively, of our revenue for the three months ended March 31, 2013. Two value-added distributors, Arrow and Avnet, represented 17% and 10%, respectively, of our revenue for the three months ended March 31, 2012.
We outsource the production of our inventory to third-party manufacturers. We rely on purchase orders or long-term contracts with our contract manufacturers. At March 31, 2013, we had no long-term contractual commitment with any manufacturer; however, we did have a 90 day commitment totaling $7.8 million.

Changes in Accumulated Other Comprehensive Income (Loss)
The amounts reclassified out of accumulated other comprehensive income (loss) to net income (loss) is as follows:

(in thousands)	Unrealized gain (loss) on investments, net of tax	Foreign currency translation adjustment	Derivative instruments gain (loss), net of tax	Total
Balance as of December 31, 2012	$8	$(1,306)	$30	$(1,268)
Other comprehensive income (loss) before reclassifications	(142)	(633)	(921)	(1,696)
Amounts reclassified from accumulated other comprehensive income (loss)	(17)	—	208	191
Net current-period other comprehensive income (loss)	(159)	(633)	(713)	(1,505)
Balance as of March 31, 2013	$(151)	$(1,939)	$(683)	$(2,773)
Amounts reclassified from accumulated other comprehensive income (loss) to income (loss) for unrealized gain (loss) on investments are recorded in Other expense, net. Amounts reclassified from accumulated other comprehensive income (loss) to income (loss) for derivatives instrument gain (loss) are recorded in Cost of support and services, and Operating expenses.
Recent Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for which the Total Amount of the Obligation Is Fixed at the Reporting Date (ASU 2013-04), which addresses the recognition, measurement, and disclosure of certain obligations resulting from joint and several arrangements including debt arrangements, other contractual obligations, and settled litigation and judicial rulings. ASU 2013-04 will be effective for us in fiscal 2014. We are evaluating the potential impact of this adoption on our consolidated financial statements.
In March 2013, the FASB issued ASU No. 2013-05, Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (ASU 2013-05), which addresses the accounting for the cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. ASU 2013-05 will be effective prospectively in fiscal 2014. We are evaluating the potential impact of this adoption on our consolidated financial statements.

2.	ACQUISITIONS
Fiscal 2012 Acquisitions

OPNET Technologies, Inc.

On December 18, 2012, we completed our acquisition of OPNET Technologies, Inc. (OPNET) by means of a merger of one of our wholly-owned subsidiaries with and into OPNET such that OPNET became a wholly owned subsidiary of Riverbed. The addition of OPNET's broad-based family of Application Performance Management (APM) products enhances our position in the Network Performance Management (NPM) market and enables us to provide customers with an integrated solution that both monitors network and application performance and also accelerates it. We have included the financial results of OPNET in our consolidated financial statements from the acquisition date.

The total purchase price for OPNET was approximately $980.2 million and comprised of the following:

(in thousands)
Cash payment to OPNET shareholders	$856,992
Fair market value of Riverbed common stock issued	122,590
Fair value of options assumed	641
Total purchase price	$980,223

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

Preliminary Allocation of Consideration Transferred

Under the acquisition method of accounting, the identifiable assets acquired and liabilities assumed were recognized based on their estimated fair values as of December 18, 2012, the acquisition date. The excess of the acquisition date fair value of consideration transferred over estimated fair value of the net tangible and intangible assets was recorded as goodwill.

Based on estimated fair values, we have preliminarily recorded $583.4 million of goodwill, $458.5 million of identifiable intangible assets, $168.4 million of net deferred tax liabilities and $106.7 million of net other tangible assets. These estimated fair values were based upon a preliminary valuation and our estimates and assumptions are subject to change as we obtain additional information for our estimates during the measurement period, which is up to one year from the acquisition date. The primary areas of the estimated fair values that are not yet finalized relate to income and non-income based taxes and residual goodwill. Thus the provisional measurements of fair value are subject to change. Such changes could be significant.
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
Acquisition-related Costs
Acquisition-related costs include transaction costs, integration and other acquisition-related costs and changes in the fair value of the acquisition-related contingent consideration. During the three months ended March 31, 2013, we recorded acquisition-related costs of $4.1 million. During the three months ended March 31, 2012, we recorded transaction costs of $0.6 million related to the acquisition of Expand, and an expense of $1.1 million related to change in fair value of the acquisition-related contingent consideration to be paid directly to the Zeus Technology, Ltd. (Zeus) shareholders, which was offset by a credit of $1.1 million related to change in fair value of the acquisition-related contingent consideration to be paid directly to the Aptimize Ltd. (Aptimize) shareholders.

3.	NET INCOME (LOSS) PER COMMON SHARE
Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of vested common shares outstanding during the period. Diluted net income (loss) per common share is computed by giving effect to all potential dilutive common shares, including stock awards. The following table sets forth the computation of net income (loss) per share:

	Three months ended March 31,
(in thousands, except per share data)	2013	2012
Net income (loss)	$(8,110)	$6,949
Weighted average common shares outstanding - basic	163,367	157,856
Dilutive effect of employee stock plans	—	9,654
Weighted average common shares outstanding - diluted	163,367	167,510
Basic net income (loss) per share	$(0.05)	$0.04
Diluted net income (loss) per share	$(0.05)	$0.04
Stock options outstanding with an exercise price higher than our average stock price for the periods presented, represent out-of-the-money awards and are excluded from the calculations of the diluted net income (loss) per share since the effect would have been anti-dilutive under the treasury stock method.
In addition, stock options outstanding with an exercise price lower than our average stock price for the periods presented, that would otherwise have a dilutive effect under the treasury stock method, are excluded from the calculations of the diluted loss per share in periods with a loss since the effect in such periods would have been anti-dilutive.
The following weighted average outstanding options were excluded from the computation of diluted net income (loss) per common share for the periods presented because including them would have had an anti-dilutive effect:

	Three months ended March 31,
(in thousands)	2013	2012
Total potential anti-dilutive shares of common stock	17,355	4,216

4.	FAIR VALUE OF ASSETS
As of March 31, 2013, the fair value measurements of our cash, cash equivalents, investments, derivative assets and liabilities, and borrowings consisted of the following:

(in thousands)	Total	Level 1	Level 2
Assets:
Corporate bonds and notes	$39,390	$—	$39,390
U.S. government backed securities	6,125	6,125	—
U.S. government-sponsored enterprise obligations	42,464	—	42,464
Money market funds	46,765	46,765	—
FDIC-backed certificates of deposit	240	—	240
Cash	92,363	—	—
Total cash and cash equivalents	$227,347	$52,890	$82,094
Corporate bonds and notes	$66,045	$—	$66,045
U.S. government backed securities	49,352	49,352	—
U.S. government-sponsored enterprise obligations	149,531	—	149,531
FDIC-backed certificates of deposit	10,535	—	10,535
Total investments	$275,463	$49,352	$226,111
Derivative asset	$23	$—	$23
Liabilities:
Derivative liabilities	$618	$—	$618
Borrowings	$525,000	$—	$525,000
As of December 31, 2012, the fair value measurements of our cash, cash equivalents, investments, derivative assets and liabilities, and borrowings consisted of the following:

(in thousands)	Total	Level 1	Level 2
Assets:
Corporate bonds and notes	$41,091	$—	$41,091
U.S. government-sponsored enterprise obligations	73,090	—	73,090
Money market funds	34,518	34,518	—
Cash	131,810	—	—
Total cash and cash equivalents	$280,509	$34,518	$114,181
Corporate bonds and notes	$40,227	$—	$40,227
U.S. government backed securities	51,401	51,401	—
U.S. government-sponsored enterprise obligations	148,362	—	148,362
FDIC-backed certificates of deposit	9,091	—	9,091
Total investments	$249,081	$51,401	$197,680
Derivative assets	$87	$—	$87
Liabilities:
Derivative liabilities	$68	$—	$68
Borrowings	$575,000	$—	$575,000

The following tables present the gross unrealized gains and gross unrealized losses as of March 31, 2013 and December 31, 2012:

(in thousands)	Fair Value	Unrealized Gains	Unrealized Losses
Corporate bonds and notes	$54,954	$1	$—
Corporate bonds and notes	11,091	—	(7)
U.S. government backed securities	34,056	4	—
U.S. government backed securities	15,296	—	(1)
U.S. government-sponsored enterprise obligations	78,458	65	—
U.S. government-sponsored enterprise obligations	71,073	—	(26)
FDIC-backed certificates of deposit	10,053	1	—
FDIC-backed certificates of deposit	482	—	(1)
Total investments at March 31, 2013	$275,463	$71	$(35)
Corporate bonds and notes	$24,750	$4	$—
Corporate bonds and notes	15,477	—	(2)
U.S. government backed securities	21,911	4	—
U.S. government backed securities	29,490	—	(6)
U.S. government-sponsored enterprise obligations	103,537	65	—
U.S. government-sponsored enterprise obligations	44,825	—	(17)
FDIC-backed certificates of deposit	8,130	1	—
FDIC-backed certificates of deposit	961	—	(1)
Total investments at December 31, 2012	$249,081	$74	$(26)
We have evaluated our investments as of March 31, 2013 and have determined that no investments with unrealized losses are other-than-temporarily impaired. No investments have been in a continuous loss position greater than one year.
Cash, Cash Equivalents and Investments
Cash and cash equivalents consist primarily of highly liquid investments in money market mutual funds, government-sponsored enterprise obligations, treasury bills, commercial paper and other money market securities with remaining maturities at date of purchase of 90 days or less. The carrying value of cash and cash equivalents at March 31, 2013 and December 31, 2012 was $227.3 million and $280.5 million, respectively. The carrying value approximates fair value at March 31, 2013 and December 31, 2012.
Investments, which are classified as available for sale at March 31, 2013, are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. Investments consist of government-sponsored enterprise obligations, treasury bills, FDIC-backed certificates of deposit and corporate bonds and notes. The fair value of our investments is determined as the exit price in the principal market in which we would transact. Level 1 instruments are valued based on quoted market prices in active markets and include treasury bills and money market funds. Level 2 instruments are valued based on quoted prices in markets that are not active, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency and include corporate bonds and notes, municipal bonds, government-sponsored enterprise obligations and FDIC-backed certificates of deposit. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect our own assumptions in measuring fair value. As of March 31, 2013 and December 31, 2012 we had no investments valued as Level 3 instruments. As of March 31, 2013 and December 31, 2012, the investments are recorded at amortized cost, which approximates fair market value. Generally, our investments have maturity dates up to two years from our date of purchase and active markets for these investments exist.
Restricted Cash
Restricted cash primarily represents collateralized letters of credit for the security deposits in connection with lease agreements for our facilities. Current restricted cash totaled $1.3 million and $1.1 million as of March 31, 2013 and December 31, 2012, respectively. Current restricted cash is included in Prepaid expenses and other current assets in the consolidated balance sheet. Long-term restricted cash totaled $7.2 million and $7.6 million at March 31, 2013 and December 31, 2012, respectively. Long-term restricted cash is included in Other assets in the consolidated balance sheets.

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
Borrowings
Pursuant to the acquisition of OPNET, we entered into a credit agreement and related security and other agreements. These borrowings are considered Level 2 instruments. Refer to Note 11 for additional disclosures on our borrowings.

5.	INVENTORY
Inventories consist primarily of hardware and related component parts and evaluation units located at customer locations, and are stated at the lower of cost (on a first-in, first-out basis) or market. Inventory is comprised of the following:

(in thousands)	March 31, 2013	December 31, 2012
Raw materials	$2,942	$2,613
Finished goods	18,124	16,682
Evaluation units	5,656	4,880
Total inventory	$26,722	$24,175

6.	GOODWILL
Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets. We consider the acquired businesses as additions to our product portfolio. We record goodwill adjustments pursuant to changes to net assets acquired during the measurement period, which is generally up to one year from the date of acquisition. A portion of the goodwill associated with the acquisition of Global Protocols, LLC, Zeus and Aptimize, will be deductible for income tax purposes.
The change in goodwill consisted of the following:

(in thousands)
Balance as of December 31, 2012	$699,785
Other adjustments	1,177
Balance as of March 31, 2013	$700,962

7.	DEFERRED REVENUE
Deferred revenue consisted of the following:

(in thousands)	March 31, 2013	December 31, 2012
Product	$59,824	$64,322
Support and services	235,786	206,290
Total deferred revenue	$295,610	$270,612
Reported as:
Deferred revenue, current	$203,626	$182,219
Deferred revenue, non-current	91,984	88,393
Total deferred revenue	$295,610	$270,612
Deferred product revenue relates to arrangements where not all revenue recognition criteria have been met. During the third quarter of 2012, we recorded $65.0 million to deferred product revenue related to cash received from Juniper Networks, Inc. (Juniper). The transaction was accounted for as a business combination, and there was no goodwill recorded as part of the transaction. The initial payment of $65.0 million is being recognized as revenue ratably over the four year support term, because we do not have VSOE of fair value for the undelivered nonstandard support services. As of March 31, 2013, $53.4 million of this transaction remained in deferred product revenue.
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
We lease our facilities under non-cancelable operating lease agreements. Future minimum commitments for these operating leases in place as of March 31, 2013 with a remaining non-cancelable lease term in excess of one year are as follows:

Fiscal year	(in thousands)
2013 (the remaining nine months ending December 31)	$14,363
2014	18,168
2015	20,157
2016	21,916
2017	20,784
Thereafter	102,557
Total	$197,945
The terms of certain lease agreements provide for rental payments on a graduated basis. We recognize rent expense on a straight-line basis over the lease period and have accrued for rent expense incurred but not paid. Rent expense under operating leases was $5.1 million and $3.1 million for the three months ended March 31, 2013 and 2012, respectively.

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
Foreign currency contracts designated as cash flow hedges
We utilize foreign currency forward contracts to hedge certain forecasted foreign currency transactions relating to cost of service and operating expense. These contracts are designated and documented as cash flow hedges at their inception. All changes in time value are excluded from the cash flow hedge and recorded to Other income (expense), net in the period incurred. The effective portion of derivative's gains or losses on these hedges is initially included in Accumulated other comprehensive income (loss) and is subsequently reclassified into the cost of service or operating expense, to which the hedged transaction relates, upon the occurrence of the forecasted transaction. We record any ineffectiveness of the hedging instruments in Other income (expense), net in our condensed consolidated financial statements in the period incurred. No ineffectiveness was recorded during the three months ended March 31, 2013 and 2012.
The notional amount of these contracts was $45.1 million at March 31, 2013 and $39.7 million at December 31, 2012. Outstanding contracts are recognized as either assets or liabilities on the balance sheet at fair value. The amount remaining in Accumulated other comprehensive loss are expected to be recognized into earnings within the next three months. As of March 31, 2013 the amount remaining in Accumulated other comprehensive loss was $0.7 million. The amount remaining in Accumulated other comprehensive loss as of December 31, 2012 was not significant.
Derivatives not designated as hedging instruments
We use foreign currency forward contracts to reduce the variability in gains and losses generated from the re-measurement of certain monetary assets and liabilities denominated in foreign currencies. These hedges do not qualify for hedge accounting treatment. These derivatives are carried at fair value with gains and losses recognized as Other income (expense), net. Changes in the fair value of the derivatives are largely offset within the consolidated statement of operations by re-measurement of the underlying assets and liabilities. We had a notional value of $9.9 million in derivative instruments that were non-designated hedges at March 31, 2013 and $12.6 million at December 31, 2012.

Fair Value of Derivative Instruments

The fair value of derivative instruments in our condensed consolidated balance sheet was as follows as of March 31, 2013 and 2012:

(in thousands)	March 31, 2013	December 31, 2012
Derivative assets:
Foreign currency contracts designated as cash flow hedges	$14	$1
Derivatives not designated as hedging instruments	9	86
Total Derivative assets	$23	$87
Derivative liabilities:
Foreign currency contracts designated as cash flow hedges	$397	$61
Derivatives not designated as hedging instruments	221	7
Total Derivative liabilities	$618	$68

The derivative assets and liabilities are recorded on a gross basis and included in other current assets and other accrued liabilities, respectively, in our condensed consolidated balance sheet. As of March 31, 2013, we do not post collateral for derivative instrument and we do not have master netting arrangements.
The effects of derivatives designated as hedging instruments on our condensed consolidated statements of operations were as follows for the three months ended March 31, 2013 and 2012:

	Three months ended March 31,
(in thousands)	2013	2012
Amount of gain (loss) recognized in Accumulated other comprehensive income (loss) on derivatives (effective portion)	$(959)	$399
Amount and location of gain (loss) reclassified from Accumulated other comprehensive income (loss) into Income (effective portion)
Cost of support and services	37	(44)
Sales and marketing	127	(264)
Research and development	33	(16)
General and administrative	11	(52)
Total	$208	$(376)
Amount and location of gain recognized in Income on derivatives (ineffective portion and amount excluded from effectiveness testing)
Other income (expense), net	$15	$2

The effects of derivatives not designated as hedging instruments on our condensed consolidated statements of operations were as follows for the three months ended March 31, 2013 and 2012:

	Three months ended March 31,
(in thousands)	2013	2012
Amount and location of gain (loss) recognized in Income (loss) on derivative
Other income (expense), net	$(229)	$144

11.	BORROWINGS

In December 2012, we entered into a credit agreement and related security and other agreements for a seven year $575.0 million senior secured term loan facility to facilitate the acquisition of OPNET. The term loan carries an interest rate of Libor + 300 basis points, with a 1% Libor floor. Beginning in 2014, 1% of the initial loan value is to be paid annually in quarterly installments; additional prepayments based on a percentage of free cash flow of the preceding year will be required. As of March 31, 2013 the outstanding borrowings were $522.2 million.

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

The term loan contains certain covenants that limit future borrowings and require that certain payments, investments and acquisitions meet defined leverage ratios. We were in compliance with all restrictive covenants of the term loan agreements as of March 31, 2013. Pursuant to the issuance of this term loan, we incurred debt issuance costs of approximately $11.7 million, which is recorded as a deferred asset and will be amortized, along with the original issuance discount, to interest expense using the effective interest rate method. For the three months ended March 31, 2013, interest incurred pursuant to the term loan was $6.3 million.

12.	COMMON STOCK
Stock-Based Compensation Expense
The following table summarizes stock-based compensation expense for stock options, RSUs and the Purchase Plan recorded in our condensed consolidated statement of operations for the three months ended March 31, 2013 and 2012:

	Three months ended March 31,
(in thousands)	2013	2012
Cost of product	$256	$215
Cost of support and services	1,828	1,583
Sales and marketing	10,864	9,251
Research and development	7,547	7,178
General and administrative	4,031	4,748
Total	$24,526	$22,975
Share-Based Payments Valuation Assumptions
The fair value of options granted was estimated at the date of grant using the following assumptions:

	Three months ended March 31,
	2013	2012
Employee Stock Options
Expected life in years	4.3	4.2
Risk-free interest rate	0.7%	0.7%
Volatility	62%	66%
Weighted average fair value of grants	$7.77	$14.04

No Purchase Plan shares were granted for the three months ended March 31, 2013 and 2012.

Stock Options
As of March 31, 2013, total compensation cost related to stock options granted to employees and directors but not yet recognized was $58.8 million. This cost will be recognized on a straight-line basis over the remaining weighted-average service period. Amortization in the three months ended March 31, 2013 and 2012 was $5.2 million and $6.3 million, respectively.

As of March 31, 2013, 4,096,000 shares were available for grant under the 2006 Equity Incentive Plan. As of March 31, 2013, 3,092,000 shares were available for grant under the 2006 Director Option Plan. As of March 31, 2013, 81,000 shares were available for grant under the 2009 Inducement Equity Incentive Plan. As of March 31, 2013, 5,778,000 shares were available for grant under the 2012 Stock Incentive Plan.
Stock Purchase Plan
As of March 31, 2013, there was $28.7 million of total compensation cost, net of estimated forfeitures, left to be amortized under our Purchase Plan, which will be amortized over the remaining Purchase Plan offering period. Amortization in the three months ended March 31, 2013 and 2012 was $4.8 million and $2.9 million, respectively.
As of March 31, 2013, 2,753,000 shares were available under the Purchase Plan.
Restricted Stock Units
As of March 31, 2013, total unrecognized compensation cost related to non-vested RSUs to employees and directors was $177.0 million. This cost will be recognized over the remaining weighted-average service period. Amortization in the three months ended March 31, 2013 and 2012 was $14.5 million and $13.8 million, respectively.
Share Repurchase Program
On August 19, 2011, our Board of Directors authorized a Share Repurchase Program (the Program), which authorizes us to repurchase up to $150.0 million of our outstanding common stock. On May 17, 2012, the Board of Directors approved a $150.0 million increase to the Program. The Program does not require us to purchase a minimum number of shares, and may be suspended, modified or discontinued at any time without prior notice. For the three months ended March 31, 2013, we repurchased 1,613,064 shares of common stock under this Program on the open market for an aggregate purchase price of $25.0 million, or a weighted average of $15.52 per share. The timing and amounts of these purchases were based on market conditions and other factors, including price, regulatory requirements and capital availability. The share repurchases were financed by available cash balances and cash from operations. The maximum dollar value of shares of common stock that remain available for purchase under the Program is $112.8 million.
For the three months ended March 31, 2012, we repurchased 57,336 shares of common stock under a share repurchase program for an aggregate purchase price of $1.4 million, or weighted-average of $24.54 per share.

13.	INCOME TAXES
Our provision (benefit) for income taxes is based on our estimated annual effective tax rate, adjusted for discrete tax items recorded in the period. The effective tax rate was 52.6% and 37.5% for the three months ended March 31, 2013 and 2012, respectively. Our income tax provision consists of federal, foreign, and state income taxes. The provision (benefit) for income taxes for the three months ended March 31, 2013 and 2012 was $(9.0) million, and $4.2 million, respectively.
Our effective tax rate for the three months ended March 31, 2012 differed from the federal statutory rate due to state taxes and significant permanent differences. Significant permanent differences included taxes in foreign jurisdictions with a tax rate different than the U.S. federal statutory rate, nondeductible stock-based compensation expense, and amortization of deferred tax charges related to our intercompany sales of intellectual property rights. The federal R&D tax credit expired on December 31, 2011. Accordingly, we did not record this benefit during any interim period in 2012.
Our effective tax rate for the three months ended March 31, 2013 differed from the federal statutory rate due to state taxes and significant permanent differences. Significant permanent differences included taxes in foreign jurisdictions with a tax rate different than the U.S. federal statutory rate, nondeductible stock-based compensation expense, amortization of deferred tax charges related to our intercompany sales of intellectual property rights, and the federal R&D tax credit. The federal R&D tax credit was retroactively reinstated and extended to December 31, 2013 during the first quarter of 2013. As a result of the reinstatement, we recorded a discrete tax benefit of $4.3 million related to 2012 in the first quarter of 2013.

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

Revenue by Product Line

We have two product lines: Application Acceleration and Performance Management. Application Acceleration includes our Steelhead Product Family (WAN Optimization), Granite Product Family (Storage Delivery), Stingray Product Family (Application Delivery Control) and Whitewater Product Family (Cloud Storage Delivery). Performance Management includes APM (formerly OPNET products) and NPM products (formerly our Cascade product family).
The following table presents revenue by product line:

	Three months ended March 31,
(in thousands)	2013	2012
Revenue:
Application Acceleration	$184,962	$170,235
Performance Management	61,177	12,178
Total revenue	$246,139	$182,413
Revenue by Geography
Revenue by geography is based on the billing address of the customer. The following table sets forth revenue by geographic area.

	Three months ended March 31,
(in thousands)	2013	2012
Americas
United States	$150,597	$96,177
Other Americas	7,545	7,480
Total Americas	158,142	103,657
Europe, Middle East and Africa
United Kingdom	28,176	28,189
Other Europe, Middle East and Africa	29,658	22,349
Total Europe, Middle East and Africa	57,834	50,538
Asia Pacific	30,163	28,218
Total revenue	$246,139	$182,413

15.	LEGAL MATTERS
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
Our lawsuit against Silver Peak Systems currently alleges infringement of three patents.

At this time we are unable to estimate any range of reasonably possible loss relating to these actions. Discovery is ongoing, and trial of our claims against Silver Peak Systems is currently scheduled to begin on September 30, 2013, though the trial judge has asked Silver Peak Systems and us to reschedule that date. Trial of Silver Peak Systems' claims against us is currently scheduled to begin on March 24, 2014. We believe that we have meritorious defenses to the counterclaims against us, and we intend to vigorously contest these counterclaims.
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
From time to time, we are involved in various legal proceedings, claims and litigation arising in the ordinary course of business. There are no currently pending legal proceedings at March 31, 2013 that, in the opinion of management, would have a material adverse effect on our financial position, results of operations or cash flows.

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

Overview
We were founded in May 2002 by experienced industry leaders with a vision to improve the performance of wide-area distributed computing. We began commercial shipments of our Steelhead products in May 2004 and have since sold our products to over 23,000 customers worldwide, including customers resulting from acquisitions. We have two product lines:
•our Application Acceleration product line, which includes our Steelhead appliances directed at the WAN optimization market, and our virtual application delivery controllers (ADCs), web content optimization (WCO), and storage delivery; and
•our Performance Management product line, which includes our application-aware network performance management (NPM) and application performance management (APM) products acquired from OPNET.

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

•
Maintain and extend our technological advantages - We believe that we offer the broadest ability to enable rapid, reliable access to applications and data for our customers. We intend to enhance our position as a leader and innovator in the WAN optimization, NPM, APM, and virtual ADC markets. We also intend to continue to sell new capabilities, such as our new cloud solutions, into our installed base and to new customers. Continuing investments in research and development are critical to maintaining our technological advantage.

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

Major Trends Affecting Our Financial Results
Company Outlook
We believe that our current value proposition, which enables customers to improve the performance of their applications and access to their data across WANs, while also offering the ability to simplify IT infrastructure and realize significant capital and operating cost savings, should allow us to continue to grow our business. Our product revenue growth rate will depend significantly on continued growth in the WAN optimization, APM, NPM, ADC and WCO markets, and our ability to continue to attract new customers in those markets and generate additional sales from existing customers. Our growth in support and services revenue is dependent upon increasing the number of products under support contracts, which is dependent on both growing our installed base of customers and renewing existing support contracts. Our future profitability and rate of growth will be directly affected by the continued acceptance of our products in the marketplace, as well as the timing and size of orders, product mix, average selling prices and costs of our products and general economic conditions. Our ability to achieve profitability in the future will also be affected by the extent to which we must incur additional expenses to expand our sales, support, marketing, development, and general and administrative capabilities to grow our business. The largest component of our expenses is personnel costs. Personnel costs consist of salaries, benefits and incentive compensation for our employees, including commissions for sales personnel and stock-based compensation.
Revenue
Our revenue has grown rapidly since we began shipping products in May 2004, increasing from $2.6 million in 2004 to $836.9 million in 2012. Revenue grew by 35% in the three months ended March 31, 2013 to $246.1 million from $182.4 million in the three months ended March 31, 2012. We believe that our revenue growth is a positive sign that our products have a significant value proposition to our customers and that the markets that we compete in are still expanding.
Costs and Expenses
Operating expenses consist of sales and marketing, research and development, general and administrative expenses, and acquisition-related costs. Personnel-related costs, including stock-based compensation, are the most significant component of each of these expense categories. As of March 31, 2013, we had 2,614 employees, an increase of 56% from 1,674 employees at March 31, 2012. The increase in employees is the most significant driver behind the increase in costs and operating expenses from the three months ended March 31, 2012 to the three months ended March 31, 2013. The increase in employees was required to support our increased revenue and is primarily due to our acquisitions during the period. The timing and number of additional hires has and could materially affect our operating expenses, both in dollar amount and as a percentage of revenue, in any particular period.
Stock-based Compensation Expense
Stock-based compensation expense and related payroll taxes were $24.9 million and $23.7 million in the three months ended March 31, 2013 and 2012, respectively. We expect to continue to incur significant stock-based compensation expense and anticipate further growth in stock-based compensation expense as our employee base grows because we expect stock-based compensation to continue to play an important part in the overall compensation structure for our employees.

Stock-based compensation expense and related payroll tax was as follows:

(in thousands)	Three months ended March 31,
	2013	2012
Cost of product	$259	$254
Cost of support and services	1,861	1,643
Sales and marketing	10,965	9,503
Research and development	7,720	7,364
General and administrative	4,114	4,898
Total stock-based compensation expense and related payroll taxes	$24,919	$23,662
Acquisitions

On December 18, 2012, we completed our acquisition of OPNET Technologies, Inc. (OPNET) to extend our NPM business into the APM market. The addition of OPNET's broad-based family of APM products enhances our position in the NPM and APM markets and enables us to provide customers with an integrated solution that both monitors network and application performance and also accelerates it. The total acquisition date fair value of consideration transferred was $980.2 million, which included cash payments of $857.0 million, common stock issued of $122.6 million and the fair value of options assumed of $0.6 million.

The results of operations of OPNET are included in our condensed consolidated results for the periods subsequent to the acquisition date and are part of our Performance Management product line. In the three months ended March 31, 2013, we recognized $45.3 million in revenue, from the sale of the acquired company’s products and services and we recognized $41.7 million of operating expenses, which included $20.8 million of acquisition-related intangible amortization.

Seasonality
Our operating results may be affected by seasonal buying patterns. Historically, the third and fourth quarters have been the strongest for us. While the second quarter has traditionally been the weakest for OPNET.

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
The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following: revenue recognition, accounting for business combinations, stock-based compensation, accounting for income taxes, inventory valuation and allowances for doubtful accounts. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our year ended December 31, 2012 for a more complete discussion of our critical accounting policies and estimates including revenue recognition, accounting for business combinations including the fair value measurement of contingent consideration, goodwill, intangible assets and impairment assessments, stock-based compensation, accounting for income taxes, and inventory valuation. Our critical accounting policies have been discussed with the Audit Committee of the Board of Directors. We believe there have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2013, compared to those discussed in our Form 10-K for the year ended December 31, 2012.

Results of Operations
Revenue
We derive our revenue from sales of our appliances and software licenses and from support and services. Product revenue primarily consists of revenue from sales of our Steelhead, Performance Management, Stingray and Whitewater products and is typically recognized upon delivery. Support and services revenue includes unspecified software license updates and product support. Support revenue is recognized ratably over the contractual period, which is typically one year. Service revenue includes professional services and training and is recognized as the services are performed.

	Three months ended March 31,
(in thousands)	2013	2012
Total Revenue	$246,139	$182,413
Total Revenue by Type:
Product	$148,040	$117,034
Support and services	$98,099	$65,379
% Revenue by Type:
Product	60%	64%
Support and services	40%	36%
Total Revenue by Geography:
Americas	$158,142	$103,657
Europe, Middle East and Africa	$57,834	$50,538
Asia Pacific	$30,163	$28,218
% Revenue by Geography:
Americas	64%	57%
Europe, Middle East and Africa	23%	28%
Asia Pacific	12%	15%
Total Revenue by Product Line:
Application Acceleration	$184,962	$170,235
Performance Management	$61,177	$12,178
% Revenue by Product Line:
Application Acceleration	75%	93%
Performance Management	25%	7%
Total Revenue by Sales Channel:
Direct	$48,969	$10,815
Indirect	$197,170	$171,598
% Revenue by Sales Channel:
Direct	20%	6%
Indirect	80%	94%
Quarter Ended March 31, 2013 Compared to the Quarter Ended March 31, 2012: Product revenue increased by 26.5% in the three months ended March 31, 2013 as compared to the three months ended March 31, 2012, which was primarily due to acquisitions and an increase in unit volume from increasing sales to existing customers. We believe the market for our products has grown due to increased market awareness of WAN optimization, performance management and ADC, and an increase in distributed organizations, which increases dependence on timely access to data and applications. As of March 31, 2013, our products have been sold to over 23,000 customers, compared to 18,000 customers as of March 31, 2012. As a result of our strategic relationship with Juniper, we continue to recognize approximately $4.0 million of product revenue each quarter.
Substantially all of our customers purchase support when they purchase our products. Support and services revenue increased 50.0% in the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. As our customer base grows, we expect our revenue generated from support and services to increase.

In the three months ended March 31, 2013, we derived 80% of our revenue from indirect channels compared to 94% for the three months ended March 31, 2012. We expect indirect channel revenue to continue to be a substantial majority of our revenue.
We generated 39% of our revenue in the three months ended March 31, 2013 from international locations, compared to 47% in the three months ended March 31, 2012. We continue to expand into international locations and introduce our products in new markets and expect international revenue to increase in dollar amount over time.
Revenue by product line consists of Application Acceleration revenue and Performance Management revenue. Application Acceleration revenue increased by $14.0 million, or 8.2%, in the three months ended March 31, 2013 as compared to the three months ended March 31, 2012, due to an increase in unit volume from increasing sales to existing customers. We believe the market for our Application Acceleration products has grown due to increased market awareness of WAN optimization and an increase in distributed organizations. Performance Management revenue increased by $55.4 million, or 455%, in the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. The increase was primarily due to our acquisition of OPNET, which accounted for $51.7 million of Performance Management revenue in the three months ended March 31, 2013, as well as continued adoption of our NPM products.

Cost of Revenue and Gross Margin
Cost of product revenue consists of the costs of the appliance hardware, manufacturing, shipping and logistics costs, expenses for inventory obsolescence, warranty obligations, and amortization of acquisition-related intangibles. We utilize third parties to assist in the design of and to manufacture our appliance hardware, embed our proprietary software and perform shipping logistics. Cost of support and service revenue consists of personnel costs of technical support and professional services personnel, spare parts and logistics services. As we expand internationally and into other sectors, we may incur additional costs to conform our products to comply with local laws or local product specifications. In addition, as we expand internationally, we will continue to hire additional technical support personnel to support our growing international customer base.
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

	Three months ended March 31,
(in thousands)	2013	2012
Revenue:
Product	$148,040	$117,034
Support and services	98,099	65,379
Total revenue	246,139	182,413
Cost of revenue:
Cost of product	40,900	27,889
Cost of support and services	28,042	18,782
Total cost of revenue	68,942	46,671
Gross profit:	$177,197	$135,742
Gross margin for product	72%	76%
Gross margin for support and services	71%	71%
Total gross margin	72%	74%
Quarter Ended March 31, 2013 Compared to the Quarter Ended March 31, 2012: The total cost of product revenue increased $13.0 million, or 46.7%, in the three months ended March 31, 2013 compared to the three months ended March 31, 2012, due primarily to an increase in revenue and associated increase in product costs of $4.3 million, or 28.0%, and an increase in the amortization of acquisition-related intangible assets of $8.2 million.
Cost of support and services revenue increased $9.3 million, or 49.3%, as we added more professional services headcount domestically and abroad coupled with increases in freight, duties and taxes, and repair costs to support our growing customer base. Support and services headcount was 366 employees, as of March 31, 2013 compared to 209 employees as of March 31, 2012. The increase in headcount was primarily the result of the OPNET acquisition.
Gross margins decreased slightly to 72% in the three months ended March 31, 2013 as compared to 74% in the three months ended March 31, 2012. Product gross margins decreased to 72% in the three months ended March 31, 2013 from 76% in the three months ended March 31, 2012 primarily as a result of an increase in amortization of acquisition-related intangible assets. Gross margins for support and services remained unchanged at 71% due to the elimination of certain redundant transportation and warehousing costs as we converted to a new logistics provider, which costs savings were offset by increased personnel costs primarily associated with increased headcount due to the OPNET acquisition.
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

	Three months ended March 31,
($ in thousands)	2013	2012
Sales and marketing expenses	$115,721	$73,815
Percent of total revenue	47%	40%
Quarter Ended March 31, 2013 Compared to the Quarter Ended March 31, 2012: Sales and marketing expenses increased by $41.9 million, or 56.8%, in the three months ended March 31, 2013 compared to the three months ended March 31, 2012, primarily due to increases in personnel costs of $23.4 million. The increase in personnel costs, which include salaries, commissions, bonuses and related benefits and stock-based compensation, primarily due to headcount increasing to 1,137 employees as of March 31, 2013 from 778 employees as of March 31, 2012, was primarily as a result of the OPNET acquisition. The sales and marketing expense is further attributed to increased marketing-related activities and travel and expense of $3.1 million. Intangibles amortization contributed $12.6 million to the increase in sales and marketing expense.
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

	Three months ended March 31,
($ in thousands)	2013	2012
Research and development expenses	$48,961	$34,111
Percent of total revenue	20%	19%
Quarter Ended March 31, 2013 Compared to the Quarter Ended March 31, 2012: R&D expenses increased by $14.9 million, or 43.5%, in the three months ended March 31, 2013 compared to the three months ended March 31, 2012, primarily due to increases in personnel costs of $13.6 million. The increase in personnel costs, which include salaries, bonuses and related benefits and stock-based compensation, was due to headcount increasing to 803 employees as of March 31, 2013 from 471 employees as of March 31, 2012, primarily as a result of the OPNET acquisition.

General and Administrative Expenses
General and administrative (G&A) expenses consist primarily of compensation for personnel and facilities costs related to our executive, finance, human resources, information technology and legal organizations, and fees for professional services. Professional services include legal, audit and information technology consulting costs.

	Three months ended March 31,
($ in thousands)	2013	2012
General and administrative expenses	$19,114	$14,634
Percent of total revenue	8%	8%
Quarter Ended March 31, 2013 Compared to the Quarter Ended March 31, 2012: G&A expenses increased by $4.5 million, or 30.6%, in the three months ended March 31, 2013 compared to the three months ended March 31, 2012, primarily due to an increase in salaries, bonuses and related benefits of $2.9 million offset by a $0.7 million decrease in stock compensation expense. The overall increase was primarily due to headcount increasing to 275 employees as of March 31, 2013 from 187 employees as of March 31, 2012, primarily as a result of the OPNET acquisition.

Acquisition-Related Costs
Acquisition-related costs include changes in the fair value of the acquisition-related contingent consideration, transaction costs and integration-related costs.

	Three months ended March 31,
(in thousands)	2013	2012
Acquisition-related costs	$4,136	$556
Quarter Ended March 31, 2013 Compared to Quarter Ended March 31, 2012: During the three months ended March 31, 2013, we recorded acquisition-related costs of $4.1 million, primarily related to integration-related costs associated with our acquisition of OPNET. We expect to incur significant costs during the balance of 2013 associated with the integration of OPNET. During the three months ended March 31, 2012, we recorded transaction costs of $0.6 million related to the acquisition of Expand, and an expense of $1.1 million related to change in fair value of the acquisition-related contingent consideration to be paid directly to the Zeus shareholders, which was offset by a credit of $1.1 million related to change in fair value of the acquisition-related contingent consideration to be paid directly to the Aptimize shareholders.
Other Income (Expense), Net
Other income (expense), net consists primarily of interest income on our cash and investments, interest expense, and foreign currency exchange gains and losses. Cash has historically been invested in highly liquid investments such as time deposits held at major banks, commercial paper, U.S. government agency discount notes, money market mutual funds and other money market securities with average portfolio maturities at the date of purchase less than two years. Interest expense of $6.3 million in the three months ended March 31, 2013 relates to the $575 million senior secured term loan facility established in connection with our acquisition of OPNET.

	Three months ended March 31,
(in thousands)	2013	2012
Interest income	$204	$389
Interest expense	(6,280)	—
Other	(288)	(1,894)
Total other expense, net	$(6,364)	$(1,505)
Quarter Ended March 31, 2013 Compared to the Quarter Ended March 31, 2012: Other expense, net, increased in the three months ended March 31, 2013 compared to the three months ended March 31, 2012, primarily due to increased interest expense resulting from the debt incurred pursuant to the acquisition of OPNET offset by decreased foreign exchanges losses. The foreign exchange losses in the first quarter of 2012 were related to the revaluation of the acquisition-related assets and liabilities.

Provision for Income Taxes
Our provision (benefit) for income taxes is based on our estimated annual effective tax rate, adjusted for discrete tax items recorded in the period. The provision (benefit) for income taxes for the three months ended March 31, 2013 and 2012 was $(9.0) million and $4.2 million, respectively. Our income tax provision consists of federal, foreign, and state income taxes. Our effective tax rate was 52.6% and 37.5% for the three months ended March 31, 2013 and 2012, respectively.
Our effective tax rate for the three months ended March 31, 2012 differed from the federal statutory rate due to state taxes and significant permanent differences. Significant permanent differences included taxes in foreign jurisdictions with a tax rate different than the U.S. federal statutory rate, nondeductible stock-based compensation expense, and amortization of deferred tax charges related to our intercompany sales of intellectual property rights. The federal R&D tax credit expired on December 31, 2011. Accordingly, we did not record this benefit during any interim period in 2012.
Our effective tax rate for the three months ended March 31, 2013 differed from the federal statutory rate due to state taxes and significant permanent differences. Significant permanent differences included taxes in foreign jurisdictions with a tax rate different than the U.S. federal statutory rate, nondeductible stock-based compensation expense, amortization of deferred tax charges related to our intercompany sales of intellectual property rights, and the federal R&D tax credit. The federal R&D tax credit was retroactively reinstated and extended to December 31, 2013 during the first quarter of 2013. As a result of the reinstatement, we recorded a discrete tax benefit of $4.3 million related to 2012 in the first quarter of 2013. The reinstatement is the primary reason for the effective tax rate for the three months ended March 31, 2013 being higher when compared to the same period in the prior year.
Our effective tax rate in 2013 and in future periods may fluctuate on a quarterly basis. The effective tax rate could be affected by the geographic distribution of our worldwide earnings or losses, our stock-based compensation expense, changes in the valuation of our deferred tax assets, changes in actual results versus our estimates, or changes in tax laws, regulations, accounting principles, or interpretations thereof. Starting in the second quarter of 2013, we expect our effective tax rate to be impacted by a transfer of certain OPNET intellectual property rights to our Singapore subsidiary.
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
We are subject to income tax in the U.S. as well as numerous state and foreign jurisdictions. With the exception of several states, we are no longer subject to federal, state and local income tax examinations for years before 2009, although carryforward attributes that were generated prior to 2009 may still be adjusted upon examination by the California Franchise Tax Board if the attributes either have been or will be used in a future period. In addition, we file tax returns in multiple foreign taxing jurisdictions. In our most significant foreign jurisdictions, the United Kingdom and Singapore, the open tax years range from 2008 to 2011.

Liquidity and Capital Resources

(in thousands)	March 31, 2013	December 31, 2012
Working capital	$284,724	$309,973
Cash and cash equivalents	$227,347	$280,509
Short and long-term investments	$275,463	$249,081

	Three months ended March 31,
(in thousands)	2013	2012
Cash provided by operating activities	$43,271	$15,119
Cash (used in) provided by investing activities	$(33,337)	$3,280
Cash (used in) provided by financing activities	$(61,728)	$18,203
Cash and Cash Equivalents

Cash and cash equivalents consist of money market mutual funds, government-sponsored enterprise obligations, treasury bills, commercial paper and other money market securities with remaining maturities at date of purchase of 90 days or less.
Short and long-term investments consist of government-sponsored enterprise obligations, municipal bonds, treasury bills and corporate bonds and notes. The fair value of investments is determined as the exit price in the principal market in which we would transact. The fair value of our investments has not materially fluctuated from historical cost. The accumulated unrealized losses, net of tax, on investments recognized in accumulated other comprehensive loss in our stockholders’ equity as of March 31, 2013 are not significant.
Cash and cash equivalents, short-term investments and long-term investments decreased by $26.8 million in the three months ended March 31, 2013 to $502.8 million.
Restricted cash primarily represents collateralized letters of credit for the security deposits in connection with lease agreements for our facilities. Current restricted cash, which is included in the Prepaid expenses and other current assets in the condensed consolidated balance sheets, totaled $1.3 million and $1.1 million at March 31, 2013 and December 31, 2012, respectively. Long-term restricted cash totaled $7.2 million at March 31, 2013 and $7.6 million at December 31, 2012. Long-term restricted cash is included in Other assets in the condensed consolidated balance sheets.
We have significant international operations. Our sales contracts are principally denominated in U.S. dollars and therefore changes in foreign exchange rates have not materially affected our cash flows from operations. As we fund our international operations, our cash and cash equivalents are affected by changes in exchange rates. In 2011, we concluded acquisitions in international locations that increased our exposure to fluctuations in foreign currency exchange rates on certain foreign currency denominated assets and liabilities. During the three months ended March 31, 2012, we settled some of these foreign currency denominated assets and liabilities. To date, the foreign currency effect on our cash and cash equivalents has not been material.

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
Cash provided by operating activities was $43.3 million in the three months ended March 31, 2013, an increase of $28.2 million compared to $15.1 million in the three months ended March 31, 2012. Cash provided by operating activities associated with adjustments for certain non-cash items, including depreciation and amortization, and stock-based compensation, excess tax benefits from employee stock plans and deferred taxes in the three months ended March 31, 2013 was $45.1 million an increase of $20.4 million from the prior year period. Cash used in operating activities associated with changes in operating assets and liabilities in the three months ended March 31, 2013 was $1.8 million, a decrease of cash used in operating activities of $7.7 million from the prior year period.
Cash (Used in) Provided by Investing Activities
Cash used in investing activities primarily relate to purchases of investments, net of sales and maturities, capital expenditures, and acquisitions. Cash used in investing activities was $33.3 million in the three months ended March 31, 2013, a $36.6 million increase in cash used compared to $3.3 million of cash provided by investing activities in the three months ended March 31, 2012. The increase in cash used in investing activities is substantially attributable to reduced proceeds from the sale and maturities of investment securities of $82.7 million for the three months ended March 31, 2013 as compared to the prior year period, which more than offset reduced purchases of investment securities of $39.3 million, as well as decreased capital purchases of $1.3 million and acquisitions of $5.5 million.
Cash (Used in) Provided by Financing Activities
Cash used in financing activities in the three months ended March 31, 2013 totaled $61.7 million and consisted of cash used to pay down long-term borrowings of $49.3 million and cash used to repurchase shares of $25.0 million, which was offset by cash provided from the proceeds from the issuance of common stock of $10.8 million and excess tax benefit from employee stock plans of $1.8 million.
We believe that our net proceeds from operations, together with our cash balance at March 31, 2013, will be sufficient to fund our projected operating requirements, including the minimum payments due on our borrowings, for at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of expansion into new territories, the timing of introductions of new products and enhancements to existing products, and the continuing market acceptance of our products.
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

Contractual Obligations
The following is a summary of our contractual obligations as of March 31, 2013:

	Total	Remaining nine months of 2013	2014	2015	2016	2017	Thereafter
	(in thousands)
Contractual Obligations
Principal payments on borrowings (1)	$525,000	$—	$—	$—	$—	$—	$525,000
Interest payments on borrowings (1)	149,422	22,376	21,291	21,291	21,291	21,233	41,940
Operating leases	197,945	14,363	18,168	20,157	21,916	20,784	102,557
Purchase obligations (2)	8,456	8,412	21	17	6	—	—
Total contractual obligations	$880,823	$45,151	$39,480	$41,465	$43,213	$42,017	$669,497

(1)	Refer to Note 13 of "Notes to Condensed Consolidated Financial Statements” in our Annual Report on Form 10-K for the year ended December 31, 2012 for borrowings detail.

(2)
Represents amounts associated with agreements that are enforceable, legally binding and specify terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of payment. Obligations under contracts that we can cancel without a significant penalty are not included in the table above.

As of March 31, 2013, we had $34.4 million of unrecognized tax benefits, including interest and penalties, related to uncertain tax positions. Because of the high degree of uncertainty regarding the settlement of these liabilities, we are unable to estimate the years in which future cash outflows may occur. As a result, this amount is not included in the table above.

Off-Balance Sheet Arrangements
At March 31, 2013 and December 31, 2012, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes, nor did we have any undisclosed material transactions or commitments involving related persons or entities.

Other
At March 31, 2013 and December 31, 2012, we did not have commercial commitments under lines of credit, standby repurchase obligations or other such debt arrangements.

Recent Accounting Pronouncements
See Note 1 of “Notes to Condensed Consolidated Financial Statements” for recent accounting pronouncements that could have an effect on us.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency Risk
Our sales contracts are principally denominated in U.S. dollars and therefore our revenue and receivables are not subject to significant foreign currency risk. We do incur certain operating expenses in currencies other than the U.S. dollar and therefore are subject to volatility in cash flows due to fluctuations in foreign currency exchange rates, particularly changes in the British pound, Euro, Australian dollar, and Singapore dollar. We estimate a 5% devaluation of the U.S. dollar against these currencies would increase our operating expenses by approximately $1 million. We enter into forward contracts to manage our exposure to foreign currency volatility that exists as part of our ongoing business operations. We utilize cash flow hedges to reduce the exchange rate impact on a portion of our operating expenses. Contracts are denominated primarily in British pounds, Euros, Australian dollars, and Singapore dollars. We do not enter into any foreign exchange derivative instruments for trading or speculative purposes.
Interest Rate Sensitivity
We had unrestricted cash and cash equivalents, and investments totaling $502.8 million and $529.6 million at March 31, 2013 and December 31, 2012, respectively. Cash and cash equivalents of $227.3 million and $280.5 million at March 31, 2013 and December 31, 2012, respectively, are held for working capital purposes and include highly liquid investments with a maturity of ninety days or less at the time of purchase. Cash equivalents consist primarily of money market mutual funds, government-sponsored enterprise obligations, treasury bills, and other money market securities. Investments of $275.5 million and $249.1 million at March 31, 2013 and December 31, 2012, respectively, consist of government-sponsored enterprise obligations, treasury bills, FDIC-backed certificates of deposit, municipal bonds and corporate bonds and notes.
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
The applicable interest rate on our senior secured term loan facility is equal to the 3-month adjusted LIBOR (with a minimum Libor rate of 1.0%) plus 3.0% per annum. The interest rate is currently estimated at approximately 4.0%. A change in the interest rate of 1% would result in an increase (or decrease) in annual interest expense of $5.3 million.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures
We evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2013, the end of the period covered by this quarterly report on Form 10-Q. This controls evaluation was done under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO).
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

Based upon the controls evaluation, our CEO and CFO have concluded that as of March 31, 2013, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission and to ensure that material information relating to us and our consolidated subsidiaries is made known to management, including the CEO and CFO.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the first quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting means a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
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
Our lawsuit against Silver Peak Systems currently alleges infringement of three patents.
At this time we are unable to estimate any range of reasonably possible loss relating to these actions. Discovery is ongoing, and trial of our claims against Silver Peak Systems is currently scheduled to begin on September 30, 2013, though the trial judge has asked Silver Peak Systems and us to reschedule that date. Trial of Silver Peak Systems' claims against us is currently scheduled to begin on March 24, 2014. We believe that we have meritorious defenses to the counterclaims against us, and we intend to vigorously contest these counterclaims.
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

•	our ability to successfully and timely integrate, and realize the anticipated benefits of, our acquisition of OPNET Technologies;

•	limited visibility into customer spending plans;

•	changing market conditions, including current and potential customer consolidation;

•	customer or partner concentration. For example, two value-added distributors represented more than 10% of our revenue for the three months ended March 31, 2013;

•	variation in sales channels, product costs or mix of products sold;

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
Our future success is highly dependent upon establishing and maintaining successful relationships with a variety of channel partners, including value-added resellers, value-added distributors, service providers, and systems integrators. A substantial majority of our revenue (80% in the three months ended March 31, 2013) is derived from indirect channel sales and we expect indirect channel sales to continue to account for a substantial majority of our total revenue. We employ a two-tier distribution strategy, as part of a larger effort to scale our reach and better serve the needs of our channel. Our revenue depends in large part on the effective performance of these channel partners, and changes to our distribution model, the loss of a channel partner or the reduction in sales to our channel partners could materially reduce our revenues and gross margins. By relying on indirect channels, we may have little or no contact with the ultimate users of our products, thereby making it more difficult for us to establish brand awareness, ensure proper delivery and installation of our products, service ongoing customer requirements and respond to evolving customer needs. In addition, we recognize a large portion of our revenue based on a sell-through model using information regarding the end user customers that is provided by our channel partners. If those channel partners provide us with inaccurate or untimely information, the amount or timing of our revenues could be adversely impacted. For example, we have encountered delays with certain partners where internal processing issues have prevented that partner from providing a purchase order to us in a timely manner.
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

In the years ended December 31, 2012 and 2011, and in the three months ended March 31, 2013, we derived 45%, 45%, and 39%, respectively, of our revenue from customers outside the U.S. We have personnel in numerous countries worldwide. We expect to continue to add personnel in additional countries. Our international sales and operations makes us subject to various U.S. and international laws and regulations, including those relating to antitrust, data protection, and business dealings with both commercial and governmental officials and organizations. Our international sales and operations subject us to a variety of additional risks, including:

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
Developing our products is expensive, and the investment in product development may involve a long payback cycle or may not generate additional revenue at all. For the three months ended March 31, 2013, our research and development expenses were $49.0 million or approximately 20% of our total revenue. Our future plans include significant investments in research and development and related product opportunities. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. These investments may take several years to generate positive returns, if ever.
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

Our sales to the United States government customers subject us to special risks that could adversely affect our business.
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

Integration of the OPNET sales organization into Riverbed and transition of OPNET's sales model may adversely affect our revenue during the integration and transition period.
We have started the integration of the OPNET sales organization into our sales organization in the second quarter of 2013. Integration of the OPNET sales organization into our sales organization may cause disruption for our respective sales personnel and customers, which may cause customers and channel partners to delay or defer decisions concerning us or our products, which could negatively affect our business and revenue. In addition, the transition to a more channel sales focused sales model may result in a reduced selling price from us for OPNET products and services to accommodate the channel, which could negatively affect our business and revenue.

Risks Related to Ownership of Our Common Stock
The trading price of our common stock has been volatile and is likely to be volatile in the future.
The trading prices of the securities of technology companies, including our own, have been highly volatile. Further, our common stock has a limited trading history. Since our initial public offering in September 2006 through March 31, 2013, our stock price, after adjusting for our 2:1 stock split in the form of a stock dividend effected in November 2010, has fluctuated from a low of $3.55 to a high of $44.70. The market price of our common stock has at times reflected a higher multiple of expected future earnings than many other companies. As a result, even small changes in investor expectations regarding our future growth and earnings, whether as a result of actual or rumored financial or operating results, changes in the mix of products and services sold, acquisitions, industry changes, or other factors, could result in, and have recently resulted in, significant fluctuations in the market price of our common stock.
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
There were no sales of unregistered securities during the three months ended March 31, 2013.
ISSUER PURCHASES OF EQUITY SECURITIES
The following table summarizes the stock repurchase activity for the three months ended March 31, 2013 and the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1) (2)
January 1, 2013 – January 31, 2013	—	$—	—	$137,816,000
February 1, 2013 – February 28, 2013	—	—	—	137,816,000
March 1, 2013 – March 31, 2013	1,613,064	15.52	1,613,064	112,786,000
Total	1,613,064	$15.52	1,613,064	$112,786,000

(1)
On August 19, 2011, our Board of Directors authorized a Share Repurchase Program, which authorizes us to repurchase up to $150.0 million of our outstanding common stock. On May 17, 2012, our Board of Directors authorized a $150.0 million increase to the Share Repurchase Program. The Share Repurchase Program will expire in August 2013.

(2)
During the first quarter of 2013, we repurchased 1,613,064 shares of common stock under this Program for an aggregate purchase price of approximately $25.0 million, or a weighted average of $15.52 per share. These shares were purchased in open market transactions. The timing and amounts of these purchases were based on market conditions and other factors including price, regulatory requirements and capital availability. The share repurchases were financed by available cash balances and cash from operations. The maximum dollar value of shares of common stock that remain available for purchase under the Program is $112.8 million, subject to the terms under our credit agreement.

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
Date: May 2, 2013

RIVERBED TECHNOLOGY, INC.

By:	/s/ Jerry M. Kennelly
Jerry M. Kennelly
Chief Executive Officer
Date: May 2, 2013

RIVERBED TECHNOLOGY, INC.

By:	/s/ Randy S. Gottfried
Randy S. Gottfried
Chief Operating Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

3.1	Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws. (2)

4.1	Form of Common Stock Certificate. (1)

31.1	Certifications

31.2	Certifications

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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