Form 10-Q
period 2013-06-30
Riverbed Technology, Inc.
filed 2013-08-01
CIK 1357326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-Q
_____________________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
OR
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
The number of shares of the registrant’s common stock, par value $0.0001, outstanding as of July 30, 2013 was: 164,256,467.

RIVERBED TECHNOLOGY, INC.

Item 1.	Financial Statements

RIVERBED TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of June 30, 2013 and December 31, 2012
(in thousands, except par value)

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$218,663	$280,509
Short-term investments	194,836	170,605
Trade receivables, net of allowances of $2,689 and $2,064 as of June 30, 2013 and December 31, 2012, respectively	93,275	113,190
Inventory	27,865	24,175
Deferred tax assets	18,312	11,185
Prepaid expenses and other current assets	54,817	50,245
Total current assets	607,768	649,909
Long-term investments	105,333	78,476
Fixed assets, net	51,839	49,244
Goodwill	702,519	699,785
Intangibles, net	455,313	506,842
Deferred tax assets, non-current	77	6,457
Other assets	35,655	33,626
Total assets	$1,958,504	$2,024,339
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$42,356	$50,417
Accrued compensation and benefits	38,454	60,501
Other accrued liabilities	31,117	41,472
Current maturities of long-term borrowings	—	5,327
Deferred revenue	213,112	182,219
Total current liabilities	325,039	339,936
Deferred revenue, non-current	97,758	88,393
Borrowings, non-current, net of current maturities	522,338	566,814
Deferred tax liabilities, non-current	80,479	109,311
Other long-term liabilities	46,211	25,663
Total long-term liabilities	746,786	790,181
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value – 30,000 shares authorized, no shares outstanding	—	—
Common stock and additional paid-in capital; $0.0001 par value – 600,000 shares authorized; 164,229 and 163,336 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	776,302	757,777
Retained earnings	113,082	137,713
Accumulated other comprehensive loss	(2,705)	(1,268)
Total stockholders’ equity	886,679	894,222
Total liabilities and stockholders’ equity	$1,958,504	$2,024,339
See Notes to Condensed Consolidated Financial Statements.

RIVERBED TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Revenue:
Product	$143,483	$129,369	$291,523	$246,403
Support and services	106,427	69,099	204,526	134,478
Total revenue	249,910	198,468	496,049	380,881
Cost of revenue:
Cost of product	40,463	30,538	81,363	58,427
Cost of support and services	29,893	19,258	57,935	38,040
Total cost of revenue	70,356	49,796	139,298	96,467
Gross profit	179,554	148,672	356,751	284,414
Operating expenses:
Sales and marketing	113,373	77,366	229,094	151,181
Research and development	51,018	35,802	99,979	69,913
General and administrative	18,321	15,492	37,435	30,126
Acquisition-related costs (credits)	7,067	(10,196)	11,203	(9,640)
Total operating expenses	189,779	118,464	377,711	241,580
Operating income (loss)	(10,225)	30,208	(20,960)	42,834
Other income (expense), net	(5,909)	259	(12,273)	(1,246)
Income (loss) before provision for income taxes	(16,134)	30,467	(33,233)	41,588
Provision (benefit) for income taxes	387	12,333	(8,602)	16,505
Net income (loss)	$(16,521)	$18,134	$(24,631)	$25,083
Net income (loss) per common share:
Basic	$(0.10)	$0.12	$(0.15)	$0.16
Diluted	$(0.10)	$0.11	$(0.15)	$0.15
Shares used in computing net income (loss) per common share:
Basic	163,995	157,261	163,681	157,559
Diluted	163,995	165,253	163,681	166,381
See Notes to Condensed Consolidated Financial Statements.

RIVERBED TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net income (loss)	$(16,521)	$18,134	$(24,631)	$25,083
Unrealized loss on investments, net of tax	(73)	(46)	(232)	(54)
Foreign currency translation adjustment	(83)	(496)	(716)	1,700
Derivative instruments gain (loss), net of tax	224	(19)	(489)	3
Comprehensive income (loss)	$(16,453)	$17,573	$(26,068)	$26,732
See Notes to Condensed Consolidated Financial Statements.

RIVERBED TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six months ended June 30,
	2013	2012
Operating Activities:
Net income (loss)	$(24,631)	$25,083
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	62,780	18,455
Stock-based compensation	50,055	45,918
Deferred taxes	(32,867)	1,735
Excess tax benefit from employee stock plans	(4,683)	(12,170)
Other non-cash items	1,213	—
Changes in operating assets and liabilities:
Trade receivables	19,915	(7,126)
Inventory	(3,690)	(6,682)
Prepaid expenses and other assets	(6,136)	(838)
Accounts payable	(8,282)	(618)
Accrued and other liabilities	(11,384)	(34,729)
Acquisition-related contingent consideration liability	—	(11,682)
Income taxes payable	(1,974)	12,125
Deferred revenue	40,257	15,939
Net cash provided by operating activities	80,573	45,410
Investing Activities:
Capital expenditures	(12,627)	(11,305)
Purchase of available for sale securities	(229,009)	(297,154)
Proceeds from maturities of available for sale securities	161,250	225,202
Proceeds from sales of available for sale securities	15,045	82,051
Acquisitions, net of cash and cash equivalents acquired	(1,000)	(6,458)
Net cash used in investing activities	(66,341)	(7,664)
Financing Activities:
Proceeds from issuance of common stock under employee stock plans, net of repurchases	49,813	23,613
Taxes paid related to net shares settlement of equity awards	(4,289)	(4,278)
Payments for repurchases of common stock	(75,078)	(101,408)
Payment of borrowings	(50,015)	—
Excess tax benefit from employee stock plans	4,683	12,170
Net cash used in financing activities	(74,886)	(69,903)
Effect of exchange rate changes on cash and cash equivalents	(1,192)	1,700
Net decrease in cash and cash equivalents	(61,846)	(30,457)
Cash and cash equivalents at beginning of period	280,509	215,476
Cash and cash equivalents at end of period	$218,663	$185,019
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
Significant Accounting Policies
Basis of Presentation
The condensed consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated. The accompanying condensed consolidated balance sheet as of June 30, 2013, the condensed consolidated statements of operations for the three and six months ended June 30, 2013 and 2012, the condensed consolidated statements of comprehensive income (loss) for the three and six months ended June 30, 2013 and 2012, and the condensed consolidated statements of cash flows for the six months ended June 30, 2013 and 2012 are unaudited. The accompanying statements should be read in conjunction with the audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2012.
The accompanying condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (GAAP) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). They do not include all of the financial information and footnotes required by GAAP for complete financial statements. We believe the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments necessary for the fair presentation of our balance sheet as of June 30, 2013, our results of operations and comprehensive income (loss) for the three and six months ended June 30, 2013 and 2012 and our cash flows for the six months ended June 30, 2013 and 2012. All adjustments are of a normal recurring nature. The results for the six months ended June 30, 2013 are not necessarily indicative of the results to be expected for any subsequent quarter or for the year ending December 31, 2013.
There have been no significant changes in our critical accounting policies during the three and six months ended June 30, 2013, as compared to the critical accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2012.
Use of Estimates
Our condensed consolidated financial statements are prepared in accordance with GAAP. These accounting principles require us to make certain estimates and judgments that can affect the reported amounts of assets and liabilities as of the date of the condensed consolidated financial statements, as well as the reported amounts of revenue and expenses during the periods presented. Significant estimates and assumptions made by management include the determination of the fair value of stock awards issued, inventory valuation, the accounting for income taxes, including the determination of the timing of the establishment or release of our valuation allowance related to our deferred tax asset balances, goodwill and other intangible assets, and reserves for uncertain tax positions, the accounting for business combinations and the accounting for acquisition-related contingent consideration. We believe that the estimates and judgments upon which we rely are reasonable based upon information available to us at the time that these estimates and judgments were made. To the extent there are material differences between these estimates and actual results, our condensed consolidated financial statements will be affected.
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
VSOE of fair value for elements of an arrangement is based upon the normal pricing and discounting practices for a deliverable when sold separately, and VSOE for support services is measured by the renewal rate offered to the customer. In determining VSOE, we require that a substantial majority of the selling prices fall within a reasonably narrow pricing range, generally evidenced by a substantial majority of such historical stand-alone transactions falling within a reasonably narrow range of the median rates. In addition, we consider major service groups, geographies, customer classifications, and other variables in determining VSOE.
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
Inventory Valuation
Inventory consists of hardware and related component parts and is stated at the lower of cost (on a first-in, first-out basis) or market. A portion of our inventory relates to evaluation units located at customer locations, as some of our customers test our equipment prior to purchasing. Inventory that is obsolete or in excess of our forecasted demand is written down to its estimated realizable value based on historical usage, expected demand, and with respect to evaluation units, the historical conversion rate, the age of the units, and the estimated loss of utility. Inherent in our estimates of market value in determining inventory valuation are estimates related to economic trends, future demand for our products, the timing of new product introductions and technological obsolescence of our products. Inventory write-downs are recognized as cost of product and amounted to $2.6 million and $1.4 million in the three months ended June 30, 2013 and 2012, respectively, and $4.9 million and $3.2 million in the six months ended June 30, 2013 and 2012, respectively.
Service Inventory
We hold service inventory that is used to repair or replace defective hardware reported by our customers who purchase support services. We classify service inventory as Prepaid expenses and other current assets. At June 30, 2013 and December 31, 2012, our service inventory balance was $16.0 million and $12.5 million, respectively.

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
Derivative Financial Instruments
We use derivative instruments to manage our short-term exposures to fluctuations in foreign currency exchange rates, which exist as part of ongoing business operations. Our general practice is to hedge a majority of transaction exposures denominated in British pounds, Euros, Australian dollars and Singapore dollars. These instruments have maturities up to twelve months in the future. We do not enter into any derivative instruments for trading or speculative purposes.
We account for our derivative instruments as either assets or liabilities on the balance sheet and carry them at fair value. Gains and losses resulting from changes in fair value are accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting. Derivatives that qualify for hedge accounting are initially included in Accumulated other comprehensive loss and subsequently reclassified into earnings upon the occurrence of the forecasted transactions to which they hedge. Derivatives that do not qualify for hedge accounting are adjusted to fair value each period through earnings, recorded to Other income (expense), net.
Concentrations of Risk
Financial instruments that are potentially subject to concentrations of credit risk consist primarily of cash, cash equivalents, investments, and trade receivables. Investment policies have been implemented that limit investments to investment grade securities. The average portfolio maturity is currently less than a year. The risk with respect to trade receivables is mitigated by credit evaluations we perform on our customers and by the diversification of our customer base. One value-added distributor, Arrow Electronics, Inc. (Arrow), accounted for 13% of our trade receivable balance as of June 30, 2013. One value-added distributor, Avnet, Inc. (Avnet), accounted for 10% of our trade receivable balance as of December 31, 2012. Two value-added distributors, Arrow and Avnet, represented 17% and 12%, respectively, of our revenue for the three months ended June 30, 2013. Two value-added distributors, Arrow and Avnet, represented 16% and 12%, respectively, of our revenue for six months ended June 30, 2013. Two value-added distributors, Arrow and Avnet, represented 17% and 10%, respectively, of our revenue for the three and six months ended June 30, 2012.
We outsource the production of our inventory to third-party manufacturers. We rely on purchase orders or long-term contracts with our contract manufacturers. At June 30, 2013, we had no long-term contractual commitment with any manufacturer; however, we did have a 90 day commitment totaling $9.4 million.

Changes in Accumulated Other Comprehensive Income (Loss)
The amounts reclassified out of accumulated other comprehensive income (loss) to net income (loss) is as follows:

(in thousands)	Unrealized gain (loss) on investments, net of tax	Foreign currency translation adjustment	Derivative instruments gain (loss), net of tax	Total
Balance as of December 31, 2012	$8	$(1,306)	$30	$(1,268)
Other comprehensive loss before reclassifications	(212)	(716)	(1,079)	(2,007)
Amounts reclassified from accumulated other comprehensive income (loss)	(20)	—	590	570
Net current-period other comprehensive loss	(232)	(716)	(489)	(1,437)
Balance as of June 30, 2013	$(224)	$(2,022)	$(459)	$(2,705)
Amounts reclassified from accumulated other comprehensive loss, net to net income (loss) for unrealized gains (losses) on investments are recorded in Other income (expense), net. Amounts reclassified from accumulated other comprehensive loss to net income (loss) for derivatives instrument gains (losses) are recorded in Cost of support and services and Operating expenses.
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

Based on estimated fair values, as of the acquisition date, we have preliminarily recorded $582.2 million of goodwill, $458.5 million of identifiable intangible assets, $159.3 million of net deferred tax liabilities and $98.8 million of net other tangible assets. These preliminary fair values were based upon a preliminary valuation and our estimates and assumptions are subject to change as we obtain additional information for our estimates during the measurement period, which is up to one year from the acquisition date. The primary areas of the preliminary fair values that are not yet finalized relate to income and non-income based taxes and residual goodwill. Thus the provisional measurements of fair value are subject to change. Such changes could be significant.

During the three and six months ended June 30, 2013, we recorded an increase in goodwill of $1.5 million and $2.7 million, respectively, related to adjustments in the provisional amounts recorded for preliminary fair values of the deferred tax assets and liabilities.
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
Acquisition-related Costs (Credits)
Acquisition-related costs (credits) include transaction costs, integration and other acquisition-related costs and changes in the fair value of the acquisition-related contingent consideration. During the three and six months ended June 30, 2013, we recorded acquisition-related costs of $7.1 million and $11.2 million, respectively, primarily related to the OPNET acquisition. During the three and six months ended June 30, 2012, we recorded acquisition-related credits of $10.2 million and $9.6 million, respectively. During the same 2012 periods, we recorded transaction costs and integration and other acquisition-related costs of $1.1 million and $1.6 million, respectively. We recorded credits of $11.3 million and $10.2 million for the three and six months ended June 30, 2012, respectively, related to change in fair value of the Zeus Technology, Ltd. (Zeus) acquisition-related contingent consideration. During the six months ended June 30, 2012, we recorded a credit of $1.1 million related to change in fair value of the Aptimize Ltd. acquisition-related contingent consideration.

3.	NET INCOME (LOSS) PER COMMON SHARE
Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of vested common shares outstanding during the period. Diluted net income (loss) per common share is computed by giving effect to all potential dilutive common shares, including stock awards. The following table sets forth the computation of net income (loss) per share:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2013	2012	2013	2012
Net income (loss)	$(16,521)	$18,134	$(24,631)	$25,083
Weighted average common shares outstanding - basic	163,995	157,261	163,681	157,559
Dilutive effect of employee stock plans	—	7,992	—	8,822
Weighted average common shares outstanding - diluted	163,995	165,253	163,681	166,381
Basic net income (loss) per share	$(0.10)	$0.12	$(0.15)	$0.16
Diluted net income (loss) per share	$(0.10)	$0.11	$(0.15)	$0.15
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
The following weighted average outstanding options were excluded from the computation of diluted net income (loss) per common share for the periods presented because including them would have had an anti-dilutive effect:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2013	2012	2013	2012
Total potential anti-dilutive shares of common stock	17,722	7,775	18,986	7,508

4.	FAIR VALUE MEASUREMENTS
As of June 30, 2013, the fair value measurements of our cash, cash equivalents, investments, derivative assets and liabilities, and borrowings consisted of the following:

(in thousands)	Total	Level 1	Level 2
Assets:
Corporate bonds and notes	$35,851	$—	$35,851
U.S. government backed securities	7,106	7,106	—
U.S. government-sponsored enterprise obligations	53,371	—	53,371
Money market funds	29,206	29,206	—
Cash	93,129	—	—
Total cash and cash equivalents	$218,663	$36,312	$89,222
Corporate bonds and notes	$83,795	$—	$83,795
U.S. government backed securities	30,326	30,326	—
U.S. government-sponsored enterprise obligations	175,306	—	175,306
FDIC-backed certificates of deposit	10,742	—	10,742
Total investments	$300,169	$30,326	$269,843
Derivative assets	$111	$—	$111
Liabilities:
Derivative liabilities	$263	$—	$263
Borrowings	$525,000	$—	$525,000
As of December 31, 2012, the fair value measurements of our cash, cash equivalents, investments, derivative assets and liabilities, and borrowings consisted of the following:

(in thousands)	Total	Level 1	Level 2
Assets:
Corporate bonds and notes	$41,091	$—	$41,091
U.S. government-sponsored enterprise obligations	73,090	—	73,090
Money market funds	34,518	34,518	—
Cash	131,810	—	—
Total cash and cash equivalents	$280,509	$34,518	$114,181
Corporate bonds and notes	$40,227	$—	$40,227
U.S. government backed securities	51,401	51,401	—
U.S. government-sponsored enterprise obligations	148,362	—	148,362
FDIC-backed certificates of deposit	9,091	—	9,091
Total investments	$249,081	$51,401	$197,680
Derivative assets	$87	$—	$87
Liabilities:
Derivative liabilities	$68	$—	$68
Borrowings	$575,000	$—	$575,000

The following tables present the gross unrealized gains and gross unrealized losses as of June 30, 2013 and December 31, 2012:

(in thousands)	Fair Value	Unrealized Gains	Unrealized Losses
Corporate bonds and notes	$68,630	$1	$—
Corporate bonds and notes	15,165	—	(18)
U.S. government backed securities	20,033	3	—
U.S. government backed securities	10,293	—	(2)
U.S. government-sponsored enterprise obligations	45,504	30	—
U.S. government-sponsored enterprise obligations	129,802	—	(104)
FDIC-backed certificates of deposit	10,742	—	(1)
Total investments at June 30, 2013	$300,169	$34	$(125)

Corporate bonds and notes	$24,750	$4	$—
Corporate bonds and notes	15,477	—	(2)
U.S. government backed securities	21,911	4	—
U.S. government backed securities	29,490	—	(6)
U.S. government-sponsored enterprise obligations	103,537	65	—
U.S. government-sponsored enterprise obligations	44,825	—	(17)
FDIC-backed certificates of deposit	8,130	1	—
FDIC-backed certificates of deposit	961	—	(1)
Total investments at December 31, 2012	$249,081	$74	$(26)
We regularly review our investment portfolio to determine if any security is other-than-temporarily impaired, which would require us to record an impairment charge in the period any such determination is made. In making this judgment, we evaluate, among other things, the duration and extent to which the fair value of a security is less than its cost; the financial condition of the issuer and any changes thereto; and our intent and ability to sell, or whether we will more likely than not be required to sell, the security before recovery of its amortized cost basis. We have evaluated our investments as of June 30, 2013 and have determined that no investments with unrealized losses are other-than-temporarily impaired. No investments have been in a continuous loss position greater than one year.
Cash, Cash Equivalents and Investments
Cash and cash equivalents consist primarily of highly liquid investments in money market mutual funds, government-sponsored enterprise obligations, treasury bills, commercial paper and corporate bonds and notes with remaining maturities at date of purchase of 90 days or less. The carrying value of cash and cash equivalents at June 30, 2013 and December 31, 2012 was $218.7 million and $280.5 million, respectively. The carrying value approximates fair value at June 30, 2013 and December 31, 2012.
Investments, which are classified as available for sale at June 30, 2013, are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. Investments consist of government-sponsored enterprise obligations, municipal bonds, treasury bills, FDIC-backed certificates of deposit, commercial paper and corporate bonds and notes. The fair value of our investments is determined as the exit price in the principal market in which we would transact. Level 1 instruments are valued based on quoted market prices in active markets and include treasury bills and money market funds. Level 2 instruments are valued based on quoted prices in markets that are not active, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency and include commercial paper, corporate bonds and notes, municipal bonds, government-sponsored enterprise obligations and FDIC-backed certificates of deposit. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect our own assumptions in measuring fair value. As of June 30, 2013 and December 31, 2012 we had no investments valued as Level 3 instruments. As of June 30, 2013 and December 31, 2012, the investments are recorded at amortized cost, which approximates fair market value. Generally, our investments have maturity dates up to two years from our date of purchase and active markets for these investments exist.

Restricted Cash
Restricted cash primarily represents collateralized letters of credit for the security deposits in connection with lease agreements for our facilities. Current restricted cash totaled $1.5 million and $1.1 million as of June 30, 2013 and December 31, 2012, respectively. Current restricted cash is included in Prepaid expenses and other current assets in the consolidated balance sheet. Long-term restricted cash totaled $11.2 million and $7.6 million at June 30, 2013 and December 31, 2012, respectively. Long-term restricted cash is included in Other assets in the consolidated balance sheets.
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
Borrowings
Pursuant to the acquisition of OPNET, we entered into a seven-year credit agreement and related security and other agreements, which are classified as long-term and are considered Level 2 instruments. The fair value of these borrowings has been calculated using an estimate of the interest rate that we would be required to pay on the issuance of debt with similar terms and discounting the cash flows at that rate. Refer to Note 11 for the carrying value and additional disclosures on our borrowings.

5.	INVENTORY
Inventories consist primarily of hardware and related component parts and evaluation units located at customer locations, and are stated at the lower of cost (on a first-in, first-out basis) or market. Inventory is comprised of the following:

(in thousands)	June 30, 2013	December 31, 2012
Raw materials	$3,132	$2,613
Finished goods	19,351	16,682
Evaluation units	5,382	4,880
Total inventory	$27,865	$24,175

6.	GOODWILL
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
The change in goodwill consisted of the following:

(in thousands)
Balance as of December 31, 2012	$699,785
Other adjustments	2,734
Balance as of June 30, 2013	$702,519

7.	DEFERRED REVENUE
Deferred revenue consisted of the following:

(in thousands)	June 30, 2013	December 31, 2012
Product	$66,528	$64,322
Support and services	244,342	206,290
Total deferred revenue	$310,870	$270,612
Reported as:
Deferred revenue, current	$213,112	$182,219
Deferred revenue, non-current	97,758	88,393
Total deferred revenue	$310,870	$270,612
Deferred product revenue relates to arrangements where not all revenue recognition criteria have been met. During the third quarter of 2012, we recorded $65.0 million to deferred product revenue related to cash received from Juniper Networks, Inc. (Juniper). The transaction was accounted for as a business combination, and there was no goodwill recorded as part of the transaction. The initial payment of $65.0 million is being recognized as revenue ratably over the four year support term, because we do not have VSOE of fair value for the undelivered nonstandard support services. During the second quarter of 2013, we received the $10.0 million payment from Juniper that was due on the first anniversary of the effective date of the agreements. As of June 30, 2013, $59.1 million of this transaction remained in deferred product revenue.
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
We lease our facilities under non-cancelable operating lease agreements. Future minimum commitments for these operating leases in place as of June 30, 2013 with a remaining non-cancelable lease term in excess of one year are as follows:

Fiscal year	(in thousands)
2013 (the remaining six months ending December 31)	$10,296
2014	18,990
2015	20,984
2016	22,607
2017	21,265
Thereafter	102,970
Total	$197,112
The terms of certain lease agreements provide for rental payments on a graduated basis. We recognize rent expense on a straight-line basis over the lease period and have accrued for rent expense incurred but not paid. Rent expense under operating leases was $5.2 million and $3.0 million for the three months ended June 30, 2013 and 2012, respectively, and $10.3 million and $6.2 million for the six months ended June 30, 2013 and 2012, respectively.

10.	DERIVATIVE FINANCIAL INSTRUMENTS

We use derivative instruments to partially offset our market exposures to fluctuations in certain foreign currency exchange rates, which exist as part of ongoing business operations. Our general practice is to hedge a majority of transaction exposures denominated in British pounds, Euros, Australian dollars and Singapore dollars. These instruments have maturities up to twelve months in the future. We do not enter into derivative instrument transactions for trading or speculative purposes.
Foreign currency contracts designated as cash flow hedges
We utilize foreign currency forward contracts to hedge certain forecasted foreign currency transactions relating to cost of service and operating expense. These contracts are designated and documented as cash flow hedges at their inception. All changes in time value are excluded from the cash flow hedge and recorded to Other income (expense), net in the period incurred. The effective portion of derivative's gains or losses on these hedges is initially included in Accumulated other comprehensive income (loss) and is subsequently reclassified into the cost of service or operating expense, to which the hedged transaction relates, upon the occurrence of the forecasted transaction. We record any ineffectiveness of the hedging instruments in Other income (expense), net in our condensed consolidated financial statements in the period incurred. No ineffectiveness was recorded during the three and six months ended June 30, 2013 and 2012.
The notional amount of these contracts was $41.5 million at June 30, 2013 and $39.7 million at December 31, 2012. Outstanding contracts are recognized as either assets or liabilities on the balance sheet at fair value. The amount remaining in Accumulated other comprehensive loss are expected to be recognized into earnings within the next three to nine months. As of June 30, 2013 the amount remaining in Accumulated other comprehensive loss was $0.5 million. The amount remaining in Accumulated other comprehensive loss as of December 31, 2012 was not significant.
Derivatives not designated as hedging instruments
We use foreign currency forward contracts to reduce the variability in gains and losses generated from the re-measurement of certain monetary assets and liabilities denominated in foreign currencies. These hedges do not qualify for hedge accounting treatment. These derivatives are carried at fair value with gains and losses recognized as Other income (expense), net. Changes in the fair value of the derivatives are largely offset within the consolidated statement of operations by re-measurement of the underlying assets and liabilities. We had a notional value of $8.8 million in derivative instruments that were non-designated hedges at June 30, 2013 and $12.6 million at December 31, 2012.

Fair Value of Derivative Instruments
The derivative assets and liabilities are recorded on a gross basis and included in Other current assets and Other accrued liabilities, respectively, in our condensed consolidated balance sheet.
The fair value of derivative instruments in our condensed consolidated balance sheet was as follows as of June 30, 2013 and 2012:

(in thousands)	June 30, 2013	December 31, 2012
Derivative assets:
Foreign currency contracts designated as cash flow hedges	$62	$1
Derivatives not designated as hedging instruments	49	86
Total Derivative assets	$111	$87
Derivative liabilities:
Foreign currency contracts designated as cash flow hedges	$154	$61
Derivatives not designated as hedging instruments	109	7
Total Derivative liabilities	$263	$68
The effects of derivatives designated as hedging instruments on our condensed consolidated statements of operations were as follows for the three and six months ended June 30, 2013 and 2012:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2013	2012	2013	2012
Amount of gain (loss) recognized in Accumulated other comprehensive loss on derivatives (effective portion)	$(146)	$(279)	$(1,104)	$120
Amount and location of gain (loss) reclassified from Accumulated other comprehensive loss into earnings (effective portion)
Cost of support and services	(79)	17	(115)	(27)
Sales and marketing	(252)	231	(379)	(33)
Research and development	(35)	5	(67)	(11)
General and administrative	(16)	7	(29)	(45)
Total	$(382)	$260	$(590)	$(116)
Amount and location of gain recognized in earnings on derivatives (ineffective portion and amount excluded from effectiveness testing)
Other income (expense), net	$25	$—	$40	$2
The effects of derivatives not designated as hedging instruments on our condensed consolidated statements of operations were as follows for the three and six months ended June 30, 2013 and 2012:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2013	2012	2013	2012
Amount and location of gain (loss) recognized in Income (loss) on derivative
Other income (expense), net	$(48)	$(138)	$(277)	$6

We enter into master netting arrangements with certain counterparties, which reduce credit risk by permitting net settlement of transactions with the same counterparty. A master netting arrangement may allow counterparties to net settle amounts owed to each other as a result of multiple, separate derivative transactions. These agreements also provide a right to offset corresponding amounts at the option of the non-defaulting party or non-affected party upon the early termination of these agreements by default, upon certain other termination events and a credit event upon merger. For presentation on the condensed consolidated balance sheets, it is our policy to not offset fair value amounts recognized for derivative instruments under master netting arrangements. As of June 30, 2013, we have posted no collateral for derivative instruments, therefore no amounts exist to offset the fair value amounts recognized for derivative instruments under master netting arrangements.

11.	BORROWINGS
In December 2012, we entered into a credit agreement and related security and other agreements for a seven year $575.0 million senior secured term loan facility to facilitate the acquisition of OPNET. The term loan carries an interest rate of Libor + 300 basis points, with a 1% Libor floor. Beginning in 2014, 1% of the initial loan value is to be paid annually in quarterly installments; additional prepayments based on a percentage of free cash flow of the preceding year will be required. As of June 30, 2013 the outstanding borrowings were $522.3 million, net of original issuance discount of $2.7 million.
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
The term loan contains certain covenants that limit future borrowings and require that certain payments, investments and acquisitions meet defined leverage ratios. We were in compliance with all restrictive covenants of the term loan agreements as of June 30, 2013. Pursuant to the issuance of this term loan, we incurred debt issuance costs of approximately $11.7 million, which is recorded as a deferred asset and will be amortized, along with the original issuance discount, to interest expense using the effective interest rate method. For the three and six months ended June 30, 2013, interest incurred pursuant to the term loan was $5.8 million and $12.1 million, respectively.

12.	COMMON STOCK
Stock-Based Compensation Expense
The following table summarizes stock-based compensation expense for stock options, RSUs and the Purchase Plan recorded in our condensed consolidated statement of operations for the three and six months ended June 30, 2013 and 2012:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2013	2012	2013	2012
Cost of product	$311	$227	$567	$442
Cost of support and services	2,389	1,762	4,217	3,345
Sales and marketing	10,191	8,586	21,055	17,837
Research and development	9,121	7,300	16,668	14,478
General and administrative	3,517	5,068	7,548	9,816
Total	$25,529	$22,943	$50,055	$45,918

Share-Based Payments Valuation Assumptions
The fair value of options granted was estimated at the date of grant using the following assumptions:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Employee Stock Options
Expected life in years	4.3	4.2	4.3	4.2
Risk-free interest rate	0.7%	0.7%	0.7%	0.7%
Volatility	56%	64%	56%-62%	64%-66%
Weighted average fair value of grants	$7.01	$8.81	$7.44	$11.25

The fair value of Purchase Plan shares granted was estimated at the date of grant using the following assumptions:

	Three and six months ended June 30,
	2013	2012
Purchase Plan
Expected life in years	0.5-2.0	0.5-2.0
Risk-free interest rate	0.1%-0.3%	0.2%-0.3%
Volatility	41%-64%	63%-74%
Weighted average fair value of grants	$5.97	$9.28
Stock Options
As of June 30, 2013, total compensation cost related to stock options granted to employees and directors but not yet recognized was $55.6 million. This cost will be recognized on a straight-line basis over the remaining weighted-average service period. Amortization in the three months ended June 30, 2013 and 2012 was $5.4 million and $6.4 million, respectively. Amortization in the six months ended June 30, 2013 and 2012 was $10.6 million and $12.6 million, respectively.
As of June 30, 2013, 4,332,000 shares were available for grant under the 2006 Equity Incentive Plan. As of June 30, 2013, 3,104,000 shares were available for grant under the 2006 Director Option Plan. As of June 30, 2013, 174,000 shares were available for grant under the 2009 Inducement Equity Incentive Plan. As of June 30, 2013, 5,085,000 shares were available for grant under the 2012 Stock Incentive Plan.
Stock Purchase Plan
As of June 30, 2013, there was $35.7 million of total compensation cost, net of estimated forfeitures, left to be amortized under our Purchase Plan, which will be amortized over the remaining Purchase Plan offering period. Amortization in the three months ended June 30, 2013 and 2012 was $5.2 million and $3.2 million, respectively. Amortization in the six months ended June 30, 2013 and 2012 was $10.0 million and $6.1 million, respectively.
As of June 30, 2013, 1,703,000 shares were available under the Purchase Plan. In May 2013, our shareholders approved an additional 10 million authorized shares available for grant under the Purchase Plan. The additional shares will be registered and available for grant in the third quarter of 2013.
Restricted Stock Units
As of June 30, 2013, total unrecognized compensation cost related to non-vested RSUs to employees and directors was $158.4 million. This cost will be recognized over the remaining weighted-average service period. Amortization in the three months ended June 30, 2013 and 2012 was $14.9 million and $13.3 million, respectively. Amortization in the six months ended June 30, 2013 and 2012 was $29.4 million and $27.2 million, respectively.
Share Repurchase Program
On August 19, 2011, our Board of Directors authorized a Share Repurchase Program (the Program), which authorizes us to repurchase up to $150.0 million of our outstanding common stock. On May 17, 2012, the Board of Directors approved a $150.0 million increase to the Program. The Program does not require us to purchase a minimum number of shares, and may be suspended, modified or discontinued at any time without prior notice. For the three months ended June 30, 2013, we repurchased 3,207,878 shares of common stock under the Program on the open market for an aggregate purchase price of $50.0 million, or a weighted average of $15.60 per share. For the six months ended June 30, 2013, we repurchased 4,820,942 shares of common stock under the Program on the open market for an aggregate purchase price of $75.1 million, or a weighted average of $15.57 per share. The timing and amounts of these purchases were based on market conditions and other factors, including price, regulatory requirements and capital availability. The share repurchases were financed by available cash balances and cash from operations. The maximum dollar value of shares of common stock that remain available for purchase under the Program is $62.7 million. The Share Repurchase Program will expire in August 2013.
For the three months ended June 30, 2012, we repurchased 5,958,823 shares of common stock under the Program for an aggregate purchase price of $100.0 million, or weighted-average of $16.78 per share. For the six months ended June 30, 2012, we repurchased 6,016,159 shares of common stock under the Program for an aggregate purchase price of $101.4 million, or weighted-average of $16.86 per share.

13.	INCOME TAXES
Our provision (benefit) for income taxes is based on our estimated annual effective tax rate, adjusted for discrete tax items recorded in the period. The effective tax rate was (2.4)% and 40.5% for the three months ended June 30, 2013 and 2012, respectively, and 25.9% and 39.7% for the six months ended June 30, 2013 and 2012, respectively. Our income tax provision (benefit) consists of federal, foreign, and state income taxes. The provision for income taxes for the three months ended June 30, 2013 and 2012 was $0.4 million, and $12.3 million, respectively. The provision (benefit) for income taxes for the six months ended June 30, 2013 and 2012 was $(8.6) million, and $16.5 million, respectively.
Our effective tax rate for the three and six months ended June 30, 2012 differed from the federal statutory rate due to state taxes and significant permanent differences. Significant permanent differences included taxes in foreign jurisdictions with a tax rate different than the U.S. federal statutory rate, nondeductible stock-based compensation expense, and amortization of deferred tax charges related to our intercompany sales of intellectual property rights. The federal R&D tax credit expired on December 31, 2011. Accordingly, we did not record this benefit during any interim period in 2012.
Our effective tax rate for the three and six months ended June 30, 2013 differed from the federal statutory rate due to state taxes and significant permanent differences. Significant permanent differences included taxes in foreign jurisdictions with a tax rate different than the U.S. federal statutory rate, nondeductible stock-based compensation expense, amortization of deferred tax charges related to our intercompany sales of intellectual property rights, and the federal R&D tax credit. The federal R&D tax credit was retroactively reinstated and extended to December 31, 2013 during the first quarter of 2013. As a result of the reinstatement, we recorded a discrete tax benefit of $4.3 million related to 2012 in the first quarter of 2013. In the second quarter of 2013, we recorded a discrete tax benefit of $6.2 million as a result of a change in tax status of one of our OPNET subsidiaries.
The tax rate for the three months ended June 30, 2013, is lower than the tax rate for the three months ended June 30, 2012, primarily because of a change in the annual projected mix of earnings between jurisdictions of varying tax rates, the forecasted 2013 benefit of the federal R&D tax credit that was not available during 2012 and was retroactively extended in the first quarter of 2013, and the discrete tax benefit recorded in the second quarter of 2013 related to our change in tax status of our OPNET subsidiary.
The tax rate for the six months ended June 30, 2013, is lower than the tax rate for the six months ended June 30, 2012, primarily because of a change in the annual projected mix of earnings between jurisdictions of varying tax rates, the forecasted 2013 benefit of the federal R&D tax credit that was not available during 2012 and was retroactively extended in the first quarter of 2013, the discrete benefit of the federal R&D tax credit related to 2012 recorded in the first quarter of 2013, and the discrete tax benefit related to our change in tax status of our OPNET subsidiary recorded in the second quarter of 2013
During the three months ended June 30, 2013, we increased our liability for unrecognized income tax benefits, including interest and penalties, by $18.2 million to $52.6 million for tax positions related to the current year.

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
The following table presents revenue by product line:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2013	2012	2013	2012
Revenue:
Application Acceleration	$196,506	$184,925	$381,468	$355,160
Performance Management	53,404	13,543	114,581	25,721
Total revenue	$249,910	$198,468	$496,049	$380,881
Revenue by Geography
Revenue by geography is based on the billing address of the customer. The following table sets forth revenue by geographic area.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2013	2012	2013	2012
Americas
United States	$147,371	$110,818	$297,968	$206,995
Other Americas	9,479	6,718	17,024	14,197
Total Americas	156,850	117,536	314,992	221,192
Europe, Middle East and Africa
United Kingdom	29,931	28,136	58,107	56,325
Other Europe, Middle East and Africa	29,466	23,536	59,124	45,885
Total Europe, Middle East and Africa	59,397	51,672	117,231	102,210
Asia Pacific	33,663	29,260	63,826	57,479
Total revenue	$249,910	$198,468	$496,049	$380,881

15.	LEGAL MATTERS
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

At this time we are unable to estimate any range of reasonably possible loss relating to these actions. Discovery is ongoing, and trial of our claims against Silver Peak Systems is currently scheduled to begin on June 9, 2014. Trial of Silver Peak Systems' claims against us is currently scheduled to begin on March 24, 2014. We believe that we have meritorious defenses to the counterclaims against us, and we intend to vigorously contest these counterclaims.
On June 28, 2013, we served Silver Peak Systems. with an additional lawsuit, filed in the United States District Court for the Northern District of California, alleging infringement of two patents that are not covered by the lawsuit in Delaware. The California lawsuit seeks unspecified damages and injunctive relief. On July 22, 2013, Silver Peak Systems denied the allegations and requested declaratory judgments of invalidity and non-infringement.
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
From time to time, we are involved in various legal proceedings, claims and litigation arising in the ordinary course of business. There are no currently pending legal proceedings at June 30, 2013 that, in the opinion of management, would have a material adverse effect on our financial position, results of operations or cash flows.

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

Overview
We were founded in May 2002 by experienced industry leaders with a vision to improve the performance of wide-area distributed computing. We began commercial shipments of our Steelhead products in May 2004 and have since sold our products to over 23,000 customers worldwide, including customers resulting from acquisitions. We have two product lines:
•our Application Acceleration product line, which includes our Steelhead appliances directed at the wide area network (WAN) optimization market, our Stingray virtual application delivery controllers (ADCs), and our Granite storage delivery products; and
•our Performance Management product line, which includes our application-aware network performance management (NPM), application performance management (APM), and network engineering, operations and planning (NEOP) products. The Performance Management product line combines our former Cascade products and the products acquired from OPNET Technologies, Inc. (OPNET).
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

•
Maintain and extend our technological advantages - We believe that we offer the broadest ability to enable rapid, reliable access to applications and data for our customers. We intend to enhance our position as a leader and innovator in the WAN optimization, storage delivery NPM, APM, and virtual ADC markets. We also intend to continue to sell new capabilities, such as our solutions oriented toward cloud environments, into our installed base and to new customers. Continuing investments in research and development are critical to maintaining our technological advantage.

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

•
Scale our sales force and distribution channels - We will continue to innovate to grow our revenue and increase market share. We sell our products directly through our sales force and indirectly through channel partners. We intend to leverage this sales force and our indirect channels to extend our geographic reach and market penetration.

•
Enhance and extend our support and services capabilities - On an ongoing basis, we plan to enhance and extend our support and services capabilities to continue to support our growing global customer base. For example, in March 2013, we launched Splash, a new feature-rich community site for customers.

Major Trends Affecting Our Financial Results
Company Outlook
We believe that our current value proposition, which enables customers to improve the performance of their applications and access to their data across WANs, while also offering the ability to simplify IT infrastructure and realize significant capital and operating cost savings, should allow us to continue to grow our business. Our product revenue growth rate will depend significantly on continued growth in the WAN optimization, Storage Deliver, APM, NPM, and ADC markets, our ability to continue to attract new customers in those markets and our ability to generate additional sales from existing customers. Our growth in support and services revenue is dependent upon increasing the number of products under support contracts, which is dependent on both growing our installed base of customers and renewing existing support contracts. Our future profitability and rate of growth will be directly affected by the continued acceptance of our products in the marketplace, as well as the timing and size of orders, product mix, average selling prices and costs of our products and general economic conditions. Our ability to achieve profitability in the future will also be affected by the extent to which we must incur additional expenses to expand our sales, support, marketing, development, and general and administrative capabilities to grow our business. The largest component of our expenses is personnel costs. Personnel costs consist of salaries, benefits and incentive compensation for our employees, including commissions for sales personnel and stock-based compensation.
Revenue
Our revenue has grown rapidly since we began shipping products in May 2004, increasing from $2.6 million in 2004 to $836.9 million in 2012. Revenue grew by 30% in the six months ended June 30, 2013 to $496.0 million from $380.9 million in the six months ended June 30, 2012. We believe that our revenue growth is a positive sign that our products have a significant value proposition to our customers and that the markets that we compete in are still expanding. In 2013, revenue has been favorably impacted by our OPNET acquisition as compared to 2012.
Costs and Expenses
Operating expenses consist of sales and marketing, research and development, general and administrative expenses, and acquisition-related costs. Personnel-related costs, including stock-based compensation, are the most significant component of each of these expense categories. As of June 30, 2013, our employee count increased 50% from June 30, 2012, which was primarily due to the acquisition of OPNET, and is the most significant driver behind the increase in costs and operating expenses. The timing and number of additional hires has and could materially affect our operating expenses, both in dollar amount and as a percentage of revenue, in any particular period.
Stock-based Compensation Expense
Stock-based compensation expense and related payroll taxes were $26.6 million and $23.7 million in the three months ended June 30, 2013 and 2012, respectively, and $51.5 million and $47.3 million in the six months ended June 30, 2013 and 2012, respectively. We expect to continue to incur significant stock-based compensation expense and anticipate further growth in stock-based compensation expense as our employee base grows because we expect stock-based compensation to continue to play an important part in the overall compensation structure for our employees.

Stock-based compensation expense and related payroll tax was as follows:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Cost of product	$328	$244	$587	$498
Cost of support and services	2,506	1,843	4,367	3,486
Sales and marketing	10,473	8,823	21,438	18,326
Research and development	9,612	7,582	17,332	14,946
General and administrative	3,686	5,188	7,800	10,086
Total stock-based compensation expense and related payroll taxes	$26,605	$23,680	$51,524	$47,342
Acquisitions

On December 18, 2012, we completed our acquisition of OPNET to extend our NPM business into the APM market. The addition of OPNET's broad-based family of APM products and NEOP products enhance our position in the NPM and APM markets and enables us to provide customers with an integrated solution that both monitors network and application performance. The total acquisition date fair value of consideration transferred was $980.2 million, which included cash payments of $857.0 million, common stock issued of $122.6 million and the fair value of options assumed of $0.6 million.
During the three and six months ended June 30, 2013, the OPNET acquisition contributed $35.3 million and $80.6 million in revenue, respectively, and $42.7 million and $84.4 million of operating expenses, respectively. Included in operating expenses for these periods was acquisition-related intangible amortization of $12.1 million and $24.7 million, respectively. The revenues of OPNET are included in our condensed consolidated results for the periods presented subsequent to the acquisition date and are part of our Performance Management product line.

Seasonality
Our operating results may be affected by seasonal buying patterns. Historically, we have experienced a stronger seasonal revenue cycle in the third and fourth quarters.

Critical Accounting Policies and Estimates
Our condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (GAAP). These accounting principles require us to make certain estimates and judgments that can affect the reported amounts of assets and liabilities as of the date of the condensed consolidated financial statements, as well as the reported amounts of revenue and expenses during the periods presented. We believe that the estimates and judgments that we make and upon which we rely are reasonable based upon information available to us at the time that these estimates and judgments are made. To the extent there are material differences between these estimates and actual results, our condensed consolidated financial statements could be adversely affected.
The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following: revenue recognition, accounting for business combinations, stock-based compensation, accounting for income taxes, inventory valuation and allowances for doubtful accounts. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our year ended December 31, 2012 for a more complete discussion of our critical accounting policies and estimates including revenue recognition, accounting for business combinations including the fair value measurement of contingent consideration, goodwill, intangible assets and impairment assessments, stock-based compensation, accounting for income taxes, and inventory valuation. Our critical accounting policies have been discussed with the Audit Committee of the Board of Directors. We believe there have been no material changes to our critical accounting policies and estimates during the three and six months ended June 30, 2013, compared to those discussed in our Form 10-K for the year ended December 31, 2012.

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

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2013	2012	2013	2012
Total Revenue	$249,910	$198,468	$496,049	$380,881
Total Revenue by Type:
Product	$143,483	$129,369	$291,523	$246,403
Support and services	$106,427	$69,099	$204,526	$134,478
% Revenue by Type:
Product	57%	65%	59%	65%
Support and services	43%	35%	41%	35%
Total Revenue by Geography:
Americas	$156,850	$117,536	$314,992	$221,192
Europe, Middle East and Africa	$59,397	$51,672	$117,231	$102,210
Asia Pacific	$33,663	$29,260	$63,826	$57,479
% Revenue by Geography:
Americas	63%	59%	63%	58%
Europe, Middle East and Africa	24%	26%	24%	27%
Asia Pacific	13%	15%	13%	15%
Total Revenue by Product Line:
Application Acceleration	$196,506	$184,925	$381,468	$355,160
Performance Management	$53,404	$13,543	$114,581	$25,721
% Revenue by Product Line:
Application Acceleration	79%	93%	77%	93%
Performance Management	21%	7%	23%	7%
Total Revenue by Sales Channel:
Direct	$42,988	$9,609	$91,957	$20,424
Indirect	$206,922	$188,859	$404,092	$360,457
% Revenue by Sales Channel:
Direct	17%	5%	19%	5%
Indirect	83%	95%	81%	95%
Quarter Ended June 30, 2013 Compared to the Quarter Ended June 30, 2012: Product revenue increased by 10.9% in the three months ended June 30, 2013 as compared to the three months ended June 30, 2012, which was primarily due to acquisitions and an increase in unit volume from increasing sales to existing customers. As of June 30, 2013, our products have been sold to over 23,000 customers, compared to over 19,000 customers as of June 30, 2012.
Substantially all of our customers purchase support when they purchase our products. Support and services revenue increased 54.0% in the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. As our customer base grows, we expect our revenue generated from support and services to increase.
In the three months ended June 30, 2013, we derived 83% of our revenue from indirect channels compared to 95% for the three months ended June 30, 2012. We expect indirect channel revenue to continue to represent a substantial majority of our revenue.

We generated 41% of our revenue in the three months ended June 30, 2013 from international locations, compared to 44% in the three months ended June 30, 2012. We continue to expand into international locations and introduce our products in new markets and expect international revenue to increase in dollar amount over time.
Revenue by product line consists of Application Acceleration revenue and Performance Management revenue. Application Acceleration revenue increased by $11.6 million, or 6.3%, in the three months ended June 30, 2013 as compared to the three months ended June 30, 2012, primarily due to an increase in unit volume from increasing sales to existing customers. We believe the market for our Application Acceleration products has grown due to increased market awareness of WAN optimization and an increase in distributed organizations. As a result of our strategic relationship with Juniper, we continue to ratably recognize approximately $4.0 million of product revenue each quarter. Performance Management revenue increased by $39.9 million, or 294.3%, in the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. The increase was primarily due to our acquisition of OPNET.
Six months ended June 30, 2013 Compared to the Six months ended June 30, 2012: Product revenue increased by 18.3% in the six months ended June 30, 2013 over the same period in the prior year due primarily to acquisitions and an increase in unit volume from increasing sales to existing customers. Support and services revenue increased by 52.1% in the six months ended June 30, 2013 over the same period in the prior year due primarily to acquisitions and also to growth in our customer base.
Application Acceleration revenue increased by $26.3 million, or 7.4%, in the six months ended June 30, 2013 as compared to the six months ended June 30, 2012, due to an increase in unit volume from increasing sales to existing customers. Additionally, as a result of our strategic relationship with Juniper, we recognized approximately $8.0 million of product revenue in the six months ended June 30, 2013. Performance Management revenue increased by $88.9 million, or 345.5%, in the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. The increase was primarily due to our acquisition of OPNET.

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

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2013	2012	2013	2012
Revenue:
Product	$143,483	$129,369	$291,523	$246,403
Support and services	106,427	69,099	204,526	134,478
Total revenue	249,910	198,468	496,049	380,881
Cost of revenue:
Cost of product	40,463	30,538	81,363	58,427
Cost of support and services	29,893	19,258	57,935	38,040
Total cost of revenue	70,356	49,796	139,298	96,467
Gross profit:	$179,554	$148,672	$356,751	$284,414
Gross margin for product	72%	76%	72%	76%
Gross margin for support and services	72%	72%	72%	72%
Total gross margin	72%	75%	72%	75%
Quarter Ended June 30, 2013 Compared to the Quarter Ended June 30, 2012: The total cost of product revenue increased $9.9 million, or 32.5%, in the three months ended June 30, 2013 compared to the three months ended June 30, 2012, due primarily to an increase in product costs of $2.6 million driven by increased unit volume and an increase in the amortization of acquisition-related intangible assets of $8.3 million.
Cost of support and services revenue increased $10.6 million, or 55.2%, as we added more professional services headcount domestically and abroad to support our growth in revenue. The 2013 period includes the cost of support and services from OPNET and was consistent with our growth in revenue.
Gross margin decreased to 72% in the three months ended June 30, 2013 as compared to 75% in the three months ended June 30, 2012. Product gross margin decreased to 72% in the three months ended June 30, 2013 from 76% in the three months ended June 30, 2012 primarily as a result of an increase in amortization of acquisition-related intangible assets. Gross margins for support and services remained unchanged at 72%.
Six months ended June 30, 2013 Compared to the Six months ended June 30, 2012: The total cost of product revenue increased $22.9 million, or 39.3%, in the six months ended June 30, 2013 compared to the six months ended June 30, 2012, due primarily to an increase in product costs of $6.8 million driven by increased unit volume and an increase in the amortization of acquisition-related intangible assets of $16.5 million.
Cost of support and services revenue increased $19.9 million, or 52.3%, due to increased personnel related costs to support our growth in revenue and includes the increase in costs of support and services from OPNET.
Gross margin decreased to 72% in the six months ended June 30, 2013 as compared to 75% in the six months ended June 30, 2012. Product gross margin decreased to 72% in the six months ended June 30, 2013 from 76% in the six months ended June 30, 2012 primarily as a result of an increase in amortization of acquisition-related intangible assets. Gross margins for support and services remained unchanged at 72%.
Sales and Marketing Expenses
Sales and marketing expenses represent the largest component of our operating expenses and include personnel costs, sales commissions, marketing programs and facilities costs. Marketing programs are intended to generate revenue from new and existing customers, and are expensed as incurred. We plan to continue to make investments in sales and marketing with the intent to add new customers and increase penetration within our existing customer base by further leveraging sales personnel worldwide, expanding our domestic and international sales and marketing activities, increasing channel penetration, building brand awareness and sponsoring additional marketing events. We expect future sales and marketing expenses to continue to increase and continue to be our most significant operating expense. Generally, sales personnel are not immediately productive and sales and marketing expenses do not immediately result in increased revenue. Hiring additional sales personnel reduces short-term operating margins until the sales personnel become productive and generate revenue. Accordingly, the timing of sales personnel hiring and the rate at which they become productive will affect our future performance.

	Three months ended June 30,		Six months ended June 30,
($ in thousands)	2013	2012	2013	2012
Sales and marketing expenses	$113,373	$77,366	$229,094	$151,181
Percent of total revenue	45%	39%	46%	40%
Quarter Ended June 30, 2013 Compared to the Quarter Ended June 30, 2012: Sales and marketing expenses increased by $36.0 million, or 46.5%, in the three months ended June 30, 2013 compared to the three months ended June 30, 2012, primarily due to increases in personnel costs of $16.6 million. The increase in personnel costs, which include salaries, commissions, bonuses and related benefits and stock-based compensation, primarily due to an increase in sales and marketing employees, which was primarily as a result of the OPNET acquisition. Intangibles amortization also contributed $12.1 million to the increase in sales and marketing expense.
Six months ended June 30, 2013 Compared to the Six months ended June 30, 2012: Sales and marketing expenses increased by $77.9 million, or 52%, in the six months ended June 30, 2013 compared to the six months ended June 30, 2012, primarily due to increases in personnel costs of $40.0 million. Intangibles amortization contributed $24.8 million to the increase in sales and marketing expense.
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

	Three months ended June 30,		Six months ended June 30,
($ in thousands)	2013	2012	2013	2012
Research and development expenses	$51,018	$35,802	$99,979	$69,913
Percent of total revenue	20%	18%	20%	18%
Quarter Ended June 30, 2013 Compared to the Quarter Ended June 30, 2012: R&D expenses increased by $15.2 million, or 42.5%, in the three months ended June 30, 2013 compared to the three months ended June 30, 2012, primarily due to increases in personnel costs of $13.2 million. The increase in personnel costs, which include salaries, bonuses and related benefits and stock-based compensation, was due to an increase in R&D employees, which was primarily a result of the OPNET acquisition.
Six months ended June 30, 2013 Compared to the Six months ended June 30, 2012: R&D expenses increased by $30.1 million, or 43%, in the six months ended June 30, 2013 compared to the six months ended June 30, 2012, primarily due to increases in personnel costs of $26.8 million.

General and Administrative Expenses
General and administrative (G&A) expenses consist primarily of compensation for personnel and facilities costs related to our executive, finance, human resources, information technology and legal organizations, and fees for professional services. Professional services include legal, audit and information technology consulting costs.

	Three months ended June 30,		Six months ended June 30,
($ in thousands)	2013	2012	2013	2012
General and administrative expenses	$18,321	$15,492	$37,435	$30,126
Percent of total revenue	7%	8%	8%	8%
Quarter Ended June 30, 2013 Compared to the Quarter Ended June 30, 2012: G&A expenses increased by $2.8 million, or 18.3%, in the three months ended June 30, 2013 compared to the three months ended June 30, 2012, primarily due to an increase in salaries, bonuses and related benefits of $1.8 million and an increase in outside services of $1.3 million. The overall increase was primarily due to an increase in G&A employees, primarily as a result of the OPNET acquisition.
Six months ended June 30, 2013 Compared to the Six months ended June 30, 2012: G&A expenses increased by $7.3 million, or 24%, in the six months ended June 30, 2013 compared to the six months ended June 30, 2012, primarily due to an increase in salaries, bonuses and related benefits of $4.8 million offset by a $2.3 million decrease in stock compensation expense.
Acquisition-Related Costs (Credits)
Acquisition-related costs (credits) include changes in the fair value of the acquisition-related contingent consideration, transaction costs and integration-related costs.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2013	2012	2013	2012
Transaction, integration and other acquisition-related costs	$7,067	$1,118	$11,203	$1,646
Change in fair value of acquisition-related contingent consideration	—	(11,314)	—	(11,286)
Acquisition-related costs (credits)	$7,067	$(10,196)	$11,203	$(9,640)
Quarter Ended March 31, 2013 Compared to Quarter Ended March 31, 2012: During the three months ended June 30, 2013, we recorded acquisition-related costs of $7.1 million, primarily related to integration-related costs associated with our acquisition of OPNET. During the three months ended June 30, 2012, the acquisition-related costs (credits) included a credit of $11.3 million in the fair value of the acquisition-related contingent consideration for Zeus Technology, Ltd. (Zeus), partially offset by transaction, integration and other acquisition-related costs of $1.1 million.
We expect to incur significant costs during the balance of 2013 associated with the integration of OPNET.
Six months ended June 30, 2013 Compared to the Six months ended June 30, 2012: During the six months ended June 30, 2013, we recorded acquisition-related costs of $11.2 million, primarily related to integration-related costs associated with our acquisition of OPNET. During the six months ended June 30, 2012, the acquisition-related costs (credits) included a credit of $11.3 million in the fair value of the acquisition-related contingent consideration, partially offset by transaction, integration and other acquisition-related costs of $1.6 million for Zeus and Aptimize Ltd., respectively.
Other Income (Expense), Net
Other income (expense), net consists primarily of interest income on our cash and investments, interest expense, and foreign currency exchange gains and losses. Cash has historically been invested in highly liquid investments such as time deposits held at major banks, commercial paper, U.S. government agency discount notes, money market mutual funds and other money market securities with average portfolio maturities at the date of purchase less than two years. Interest expense of $5.8 million and $12.1 million, respectively, incurred in the three and six months ended June 30, 2013 primarily relates to the $575.0 million senior secured term loan facility established in December 2012 in connection with our acquisition of OPNET.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2013	2012	2013	2012
Interest income	$208	$373	$412	$762
Interest expense	(5,830)	—	(12,110)	—
Other	(287)	(114)	(575)	(2,008)
Total other income (expense), net	$(5,909)	$259	$(12,273)	$(1,246)
Quarter Ended June 30, 2013 Compared to the Quarter Ended June 30, 2012: Other income (expense), net, increased in the three months ended June 30, 2013 compared to the three months ended June 30, 2012, primarily due to increased interest expense resulting from the debt incurred pursuant to the acquisition of OPNET and increased foreign exchanges losses.
Six months ended June 30, 2013 Compared to the Six months ended June 30, 2012: Other income (expense), net, increased in the six months ended June 30, 2013 compared to the six months ended June 30, 2012, primarily due to increased interest expense resulting from the debt incurred pursuant to the acquisition of OPNET offset by decreased foreign exchange losses. The foreign exchange losses in the six months ended June 30, 2012 primarily relate to the revaluation of acquisition-related assets and liabilities.
Provision (Benefit) for Income Taxes
Our provision (benefit) for income taxes is based on our estimated annual effective tax rate, adjusted for discrete tax items recorded in the period. The provision for income taxes for the three months ended June 30, 2013 and 2012 was $0.4 million and $12.3 million, respectively. The provision (benefit) for income taxes for the six months ended June 30, 2013 and 2012 was $(8.6) million, and $16.5 million, respectively. Our income tax provision consists of federal, foreign, and state income taxes. Our effective tax rate was (2.4)% and 40.5% for the three months ended June 30, 2013 and 2012, respectively, and 25.9% and 39.7% for the six months ended June 30, 2013 and 2012, respectively.
Our effective tax rate for the three and six months ended June 30, 2012 differed from the federal statutory rate due to state taxes and significant permanent differences. Significant permanent differences included taxes in foreign jurisdictions with a tax rate different than the U.S. federal statutory rate, nondeductible stock-based compensation expense, and amortization of deferred tax charges related to our intercompany sales of intellectual property rights. The federal R&D tax credit expired on December 31, 2011. Accordingly, we did not record this benefit during any interim period in 2012.
Our effective tax rate for the three and six months ended June 30, 2013 differed from the federal statutory rate due to state taxes and significant permanent differences. Significant permanent differences included taxes in foreign jurisdictions with a tax rate different than the U.S. federal statutory rate, nondeductible stock-based compensation expense, amortization of deferred tax charges related to our intercompany sales of intellectual property rights, and the federal R&D tax credit. The federal R&D tax credit was retroactively reinstated and extended to December 31, 2013 during the first quarter of 2013. As a result of the reinstatement, we recorded a discrete tax benefit of $4.3 million related to 2012 in the first quarter of 2013. Effective as of April 1, 2013, our effective tax rate will be impacted by the transfer of certain OPNET intellectual property rights to our Singapore subsidiary. As a result of this transfer, in the second quarter of 2013, we recorded a discrete tax benefit of $6.2 million.
The tax rate for the three months ended June 30, 2013, is lower than the tax rate for the three months ended June 30, 2012, primarily because of a change in the annual projected mix of earnings between jurisdictions of varying tax rates, the forecasted 2013 benefit of the federal R&D tax credit that was not available during 2012 and was retroactively extended in the first quarter of 2013, and the discrete tax benefit recorded in the second quarter of 2013 related to our change in tax status of our OPNET subsidiary.
The tax rate for the six months ended June 30, 2013, is lower than the tax rate for the six months ended June 30, 2012, primarily because of a change in the annual projected mix of earnings between jurisdictions of varying tax rates, the forecasted 2013 benefit of the federal R&D tax credit that was not available during 2012 and was retroactively extended in the first quarter of 2013, the discrete benefit of the federal R&D tax credit related to 2012 recorded in the first quarter of 2013, and the discrete tax benefit related to our change in tax status of our OPNET subsidiary recorded in the second quarter of 2013.
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
During the three months ended June 30, 2013, we increased our liability for unrecognized income tax benefits, including interest and penalties, by $18.2 million to $52.6 million for tax positions related to the current year.
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

Liquidity and Capital Resources

(in thousands)	June 30, 2013	December 31, 2012
Working capital	$282,729	$309,973
Cash and cash equivalents	$218,663	$280,509
Short and long-term investments	$300,169	$249,081

	Six months ended June 30,
(in thousands)	2013	2012
Cash provided by operating activities	$80,573	$45,410
Cash used in investing activities	$(66,341)	$(7,664)
Cash used in financing activities	$(74,886)	$(69,903)
Cash and Cash Equivalents
Cash and cash equivalents consist of money market mutual funds, government-sponsored enterprise obligations, treasury bills, commercial paper, corporate bonds and notes, and other money market securities with remaining maturities at date of purchase of 90 days or less.
Short and long-term investments consist of certificates of deposit, government-sponsored enterprise obligations, municipal bonds, treasury bills, commercial paper, and corporate bonds and notes. The fair value of investments is determined as the exit price in the principal market in which we would transact. The fair value of our investments has not materially fluctuated from historical cost. The accumulated unrealized losses, net of tax, on investments recognized in accumulated other comprehensive loss in our stockholders’ equity as of June 30, 2013 are not significant.
Cash and cash equivalents, short-term investments and long-term investments decreased by $10.8 million in the six months ended June 30, 2013 to $518.8 million as compared to December 31, 2012.
Restricted cash primarily represents collateralized letters of credit for the security deposits in connection with lease agreements for our facilities. Current restricted cash, which is included in the Prepaid expenses and other current assets in the condensed consolidated balance sheets, totaled $1.5 million and $1.1 million at June 30, 2013 and December 31, 2012, respectively. Long-term restricted cash totaled $11.2 million and $7.6 million at June 30, 2013 and December 31, 2012, respectively, and was included in Other assets in the condensed consolidated balance sheets.
We have significant international operations. Our sales contracts are principally denominated in U.S. dollars and therefore changes in foreign exchange rates have not materially affected our cash flows from operations. As we fund our international operations, our cash and cash equivalents are affected by changes in exchange rates. To date, the foreign currency effect on our cash and cash equivalents has not been significant.

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
Cash provided by operating activities was $80.6 million in the six months ended June 30, 2013, an increase of $35.2 million compared to $45.4 million in the six months ended June 30, 2012. Cash provided by operating activities included a net loss of $24.6 million in the six months ended June 30, 2013 as compared to net income of $25.1 million for the same period in the prior year for a contribution in the decrease of cash provided by operating activities by $49.7 million. Adjustments for certain non-cash items, including depreciation and amortization, stock-based compensation, excess tax benefits from employee stock plans and deferred taxes, in the six months ended June 30, 2013 was $76.5 million, an increase of $22.6 million from the prior year period. Cash provided by operating activities associated with changes in operating assets and liabilities in the six months ended June 30, 2013 was $28.7 million, an increase of $62.3 million from the prior year period.

Cash Used in Investing Activities
Cash used in investing activities primarily relate to purchases of investments, net of sales and maturities, capital expenditures, and acquisitions. Cash used in investing activities was $66.3 million in the six months ended June 30, 2013, a $58.7 million increase in cash used compared to $7.7 million of cash used in investing activities in the six months ended June 30, 2012. The increase in cash used in investing activities is substantially attributable to reduced proceeds from the sale and maturities of investment securities of $131.0 million and increased capital purchases of $1.3 million for the six months ended June 30, 2013 as compared to the prior year period, which more than offset reduced purchases of investment securities of $68.1 million, as well as reduced cash paid for acquisitions of $5.5 million.
Cash Used in Financing Activities
Cash used in financing activities in the six months ended June 30, 2013 totaled $74.9 million and consisted of cash used to pay down long-term borrowings of $50.0 million, cash used to repurchase shares of $75.1 million and taxes paid to net settle equity awards of $4.3 million, which was offset by cash provided from the proceeds from the issuance of common stock under employee stock plans of $49.8 million and excess tax benefit from employee stock plans of $4.7 million.
We believe that our net proceeds from operations, together with our cash balance at June 30, 2013, will be sufficient to fund our projected operating requirements, including the minimum payments due on our borrowings, for at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of expansion into new territories, the timing of introductions of new products and enhancements to existing products, and the continuing market acceptance of our products.
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

Contractual Obligations
The following is a summary of our contractual obligations as of June 30, 2013:

	Total	Remaining six months of 2013	2014	2015	2016	2017	Thereafter
(in thousands)
Contractual Obligations
Principal payments on borrowings (1)	$525,000	$—	$—	$—	$—	$—	$525,000
Interest payments on borrowings (1)	137,896	10,850	21,291	21,291	21,291	21,233	41,940
Operating leases	197,112	10,296	18,990	20,984	22,607	21,265	102,970
Purchase obligations (2)	10,098	10,054	21	17	6	—	—
Total contractual obligations	$870,106	$31,200	$40,302	$42,292	$43,904	$42,498	$669,910

(1)	Refer to Note 13 of "Notes to Condensed Consolidated Financial Statements” in our Annual Report on Form 10-K for the year ended December 31, 2012 for borrowings detail.

(2)
Represents amounts associated with agreements that are enforceable, legally binding and specify terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of payment. Obligations under contracts that we can cancel without a significant penalty are not included in the table above.

As of June 30, 2013, we had $52.6 million of unrecognized tax benefits, including interest and penalties, related to uncertain tax positions. Because of the high degree of uncertainty regarding the settlement of these liabilities, we are unable to estimate the years in which future cash outflows may occur. As a result, this amount is not included in the table above.

Off-Balance Sheet Arrangements
At June 30, 2013 and December 31, 2012, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes, nor did we have any undisclosed material transactions or commitments involving related persons or entities.

Other
At June 30, 2013 and December 31, 2012, we did not have commercial commitments under lines of credit, standby repurchase obligations or other such debt arrangements.

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

Interest Rate Sensitivity
We had unrestricted cash and cash equivalents, and investments totaling $518.8 million and $529.6 million at June 30, 2013 and December 31, 2012, respectively. Cash and cash equivalents of $218.7 million and $280.5 million at June 30, 2013 and December 31, 2012, respectively, are held for working capital purposes and include highly liquid investments with a maturity of ninety days or less at the time of purchase. Cash equivalents consist primarily of money market mutual funds, government-sponsored enterprise obligations, treasury bills, and other money market securities. Investments of $300.2 million and $249.1 million at June 30, 2013 and December 31, 2012, respectively, consist of government-sponsored enterprise obligations, treasury bills, FDIC-backed certificates of deposit, municipal bonds and corporate bonds and notes.
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

Evaluation of Disclosure Controls and Procedures
We evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2013, the end of the period covered by this quarterly report on Form 10-Q. This controls evaluation was done under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO).
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
Based upon the controls evaluation, our CEO and CFO have concluded that as of June 30, 2013, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission and to ensure that material information relating to us and our consolidated subsidiaries is made known to management, including the CEO and CFO.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the second quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting means a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
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
At this time we are unable to estimate any range of reasonably possible loss relating to these actions. Discovery is ongoing, and trial of our claims against Silver Peak Systems is currently scheduled to begin on June 9, 2014. Trial of Silver Peak Systems' claims against us is currently scheduled to begin on March 24, 2014. We believe that we have meritorious defenses to the counterclaims against us, and we intend to vigorously contest these counterclaims.
On June 28, 2013, we served Silver Peak Systems with an additional lawsuit, filed in the United States District Court for the Northern District of California, alleging infringement of two patents that are not covered by the lawsuit in Delaware. The California lawsuit seeks unspecified damages and injunctive relief. On July 22, 2013, Silver Peak Systems denied the allegations and requested declaratory judgments of invalidity and non-infringement.
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

•	our ability to successfully and timely integrate, and realize the anticipated benefits of, our acquisition of OPNET Technologies;

•	limited visibility into customer spending plans;

•	changing market conditions, including current and potential customer consolidation;

•	customer or partner concentration. For example, two value-added distributors represented more than 10% of our revenue for the three months ended June 30, 2013;

•	variation in sales channels, product costs or mix of products sold;

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

•
any component shortages or price fluctuations in our supply chain. For example, we were impacted by the limited availability and resulting price increases of disk drive components following the floods in Thailand in 2011;

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
Competitive products may in the future have better performance, more and/or better features, lower prices and broader acceptance than our products. Many of our current or potential competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, sales, marketing and other resources than we do. Potential customers may prefer to purchase from their existing suppliers rather than a new supplier regardless of product performance or features. Currently, in the WAN Optimization market we face competition from a number of established companies, including Cisco Systems, Blue Coat Systems, Citrix Systems, and F5 Networks. We also face competition from a large number of smaller private companies and new market entrants. In the Network Performance Management and Application Performance Management markets, our Riverbed Performance Management product line primarily competes with Netscout, Computer Associates (NetQos) and Compuware. As a result of our July 2011 acquisitions of Zeus and Aptimize, we face additional competition from F5 Networks and Citrix Systems.
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
Our future success is highly dependent upon establishing and maintaining successful relationships with a variety of channel partners, including value-added resellers, value-added distributors, service providers, and systems integrators. A substantial majority of our revenue (83% in the three months ended June 30, 2013) is derived from indirect channel sales and we expect indirect channel sales to continue to account for a substantial majority of our total revenue. We employ a two-tier distribution strategy, as part of a larger effort to scale our reach and better serve the needs of our channel. Our revenue depends in large part on the effective performance of these channel partners, and changes to our distribution model, the loss of a channel partner or the reduction in sales to our channel partners could materially reduce our revenues and gross margins. By relying on indirect channels, we may have little or no contact with the ultimate users of our products, thereby making it more difficult for us to establish brand awareness, ensure proper delivery and installation of our products, service ongoing customer requirements and respond to evolving customer needs. In addition, we recognize a large portion of our revenue based on a sell-through model using information regarding the end user customers that is provided by our channel partners. If those channel partners provide us with inaccurate or untimely information, the amount or timing of our revenues could be adversely impacted. For example, we have encountered delays with certain partners where internal processing issues have prevented that partner from providing a purchase order to us in a timely manner.
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

In the years ended December 31, 2012 and 2011, and in the six months ended June 30, 2013, we derived 45%, 45%, and 40%, respectively, of our revenue from customers outside the U.S. We have personnel in numerous countries worldwide. We expect to continue to add personnel in additional countries. Our international sales and operations makes us subject to various U.S. and international laws and regulations, including those relating to antitrust, data protection, and business dealings with both commercial and governmental officials and organizations. Our international sales and operations subject us to a variety of additional risks, including:

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
Developing our products is expensive, and the investment in product development may involve a long payback cycle or may not generate additional revenue at all. For the three months ended June 30, 2013, our research and development expenses were $51.0 million or approximately 20% of our total revenue. Our future plans include significant investments in research and development and related product opportunities. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. These investments may take several years to generate positive returns, if ever.
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

Our sales to United States government customers subject us to special risks that could adversely affect our business.
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

Risks Related to Our Acquisition of OPNET Technologies

The integration of the businesses and operations of Riverbed and OPNET involves risks, and the failure to integrate successfully the businesses and operations in the expected timeframe may adversely affect our future results.
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
We started the integration of the OPNET sales organization into our sales organization in the second quarter of 2013. Integration of the OPNET sales organization into our sales organization may cause disruption for our respective sales personnel and customers, which may cause customers and channel partners to delay or defer decisions concerning us or our products, which could negatively affect our business and revenue. In addition, the transition to a more channel sales focused sales model may result in a reduced selling price from us for OPNET products and services to accommodate the channel, which could negatively affect our business and revenue.

Risks Related to Ownership of Our Common Stock
The trading price of our common stock has been volatile and is likely to be volatile in the future.
The trading prices of the securities of technology companies, including our own, have been highly volatile. Further, our common stock has a limited trading history. Since our initial public offering in September 2006 through June 30, 2013, our stock price, after adjusting for our 2:1 stock split in the form of a stock dividend effected in November 2010, has fluctuated from a low of $3.55 to a high of $44.70. The market price of our common stock has at times reflected a higher multiple of expected future earnings than many other companies. As a result, even small changes in investor expectations regarding our future growth and earnings, whether as a result of actual or rumored financial or operating results, changes in the mix of products and services sold, acquisitions, industry changes, or other factors, could result in, and have recently resulted in, significant fluctuations in the market price of our common stock.
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
There were no sales of unregistered securities during the three and six months ended June 30, 2013.
ISSUER PURCHASES OF EQUITY SECURITIES
The following table summarizes the stock repurchase activity for the three months ended June 30, 2013 and the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1) (2)
April 1, 2013 – April 30, 2013	—	$—	—	$112,786,000
May 1, 2013 – May 31, 2013	2,409,084	15.58	2,409,084	75,251,000
June 1, 2013 – June 30, 2013	798,794	15.66	798,794	62,738,000
Total	3,207,878	$15.60	3,207,878	$62,738,000

(1)
On August 19, 2011, our Board of Directors authorized a Share Repurchase Program (the Program), which authorizes us to repurchase up to $150.0 million of our outstanding common stock. On May 17, 2012, our Board of Directors authorized a $150.0 million increase to the Program. The Program will expire in August 2013.

(2)
During the second quarter of 2013, we repurchased 3,207,878 shares of common stock under the Program for an aggregate purchase price of approximately $50.0 million, or a weighted average of $15.60 per share. These shares were purchased in open market transactions. The timing and amounts of these purchases were based on market conditions and other factors including price, regulatory requirements and capital availability. The share repurchases were financed by available cash balances and cash from operations. The maximum dollar value of shares of common stock that remain available for purchase under the Program is $62.7 million, subject to the terms under our credit agreement.

Item 6.	Exhibits

Exhibit No.	Description

3.1	Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws. (2)

4.1	Form of Common Stock Certificate. (1)

10.1	Change in Control Severance Agreement, dated as of May 12, 2013, with Ernest E. Maddock

10.2	2006 Director Option Plan

10.3	2006 Employee Stock Purchase Plan (incorporated by reference to Appendix A to the Registrant's Definitive Proxy Statement on Schedule 14A filed with the Commission on April 9, 2013)

31.1	Certifications

31.2	Certifications

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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
Date: August 1, 2013

RIVERBED TECHNOLOGY, INC.

By:	/s/ Jerry M. Kennelly
Jerry M. Kennelly
Chief Executive Officer
Date: August 1, 2013

RIVERBED TECHNOLOGY, INC.

By:	/s/ Ernest E. Maddock
Ernest E. Maddock
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

3.1	Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws. (2)

4.1	Form of Common Stock Certificate. (1)

10.1	Change in Control Severance Agreement, dated May 12, 2013, with Ernest E. Maddock

10.2	2006 Director Option Plan

10.3	2006 Employee Stock Purchase Plan (incorporated by reference to Appendix A to the Registrant's Definitive Proxy Statement on Schedule 14A filed with the Commission on April 9, 2013)

31.1	Certifications

31.2	Certifications

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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