Form 10-Q
period 2013-09-30
Riverbed Technology, Inc.
filed 2013-11-01
CIK 1357326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-Q
_____________________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
OR
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
Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock, par value $0.0001, outstanding as of October 28, 2013 was: 161,917,509.

RIVERBED TECHNOLOGY, INC.

Item 1.	Financial Statements (unaudited)

RIVERBED TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of September 30, 2013 and December 31, 2012
(in thousands, except par value)

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$207,811	$280,509
Short-term investments	225,249	170,605
Trade receivables, net of allowances of $2,814 and $2,064 as of September 30, 2013 and December 31, 2012, respectively	100,794	113,190
Inventory	31,687	24,175
Deferred tax assets	19,013	11,185
Prepaid expenses and other current assets	56,626	50,245
Total current assets	641,180	649,909
Long-term investments	87,852	78,476
Fixed assets, net	53,589	49,244
Goodwill	702,519	699,785
Intangibles, net	429,496	506,842
Deferred tax assets, non-current	78	6,457
Other assets	33,322	33,626
Total assets	$1,948,036	$2,024,339
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$42,711	$50,417
Accrued compensation and benefits	48,838	60,501
Other accrued liabilities	31,938	41,472
Current maturities of long-term borrowings	—	5,327
Deferred revenue	212,440	182,219
Total current liabilities	335,927	339,936
Deferred revenue, non-current	96,351	88,393
Borrowings, non-current, net of current maturities	522,441	566,814
Deferred tax liabilities, non-current	70,022	109,311
Other long-term liabilities	47,953	25,663
Total long-term liabilities	736,767	790,181
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value – 30,000 shares authorized, no shares outstanding	—	—
Common stock and additional paid-in capital; $0.0001 par value – 600,000 shares authorized; 161,874 and 163,336 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	758,143	757,777
Retained earnings	116,900	137,713
Accumulated other comprehensive income (loss)	299	(1,268)
Total stockholders’ equity	875,342	894,222
Total liabilities and stockholders’ equity	$1,948,036	$2,024,339
See Notes to Condensed Consolidated Financial Statements.

RIVERBED TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Revenue:
Product	$153,167	$144,605	$444,690	$391,008
Support and services	108,556	73,992	313,082	208,470
Total revenue	261,723	218,597	757,772	599,478
Cost of revenue:
Cost of product	41,772	30,985	123,135	89,412
Cost of support and services	29,085	19,072	87,020	57,112
Total cost of revenue	70,857	50,057	210,155	146,524
Gross profit	190,866	168,540	547,617	452,954
Operating expenses:
Sales and marketing	116,257	81,934	345,351	233,115
Research and development	49,461	36,139	149,440	106,052
General and administrative	17,729	13,884	55,164	44,010
Acquisition-related costs (credits)	4,882	(2,865)	16,085	(12,505)
Total operating expenses	188,329	129,092	566,040	370,672
Operating income (loss)	2,537	39,448	(18,423)	82,282
Other (expense) income, net	(5,063)	5	(17,336)	(1,241)
Income (loss) before provision for (benefit from) income taxes	(2,526)	39,453	(35,759)	81,041
Provision for (benefit from) income taxes	(6,344)	14,723	(14,946)	31,228
Net income (loss)	$3,818	$24,730	$(20,813)	$49,813
Net income (loss) per common share:
Basic	$0.02	$0.16	$(0.13)	$0.32
Diluted	$0.02	$0.15	$(0.13)	$0.30
Shares used in computing net income (loss) per common share:
Basic	162,929	153,823	163,430	156,313
Diluted	167,692	161,877	163,430	164,880
See Notes to Condensed Consolidated Financial Statements.

RIVERBED TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net income (loss)	$3,818	$24,730	$(20,813)	$49,813
Unrealized gain on investments, net of tax	233	91	1	37
Foreign currency translation adjustment	1,726	763	1,010	2,463
Derivative instruments gain, net of tax	1,045	39	556	42
Comprehensive income (loss)	$6,822	$25,623	$(19,246)	$52,355
See Notes to Condensed Consolidated Financial Statements.

RIVERBED TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine months ended September 30,
	2013	2012
Operating Activities:
Net (loss) income	$(20,813)	$49,813
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	94,617	27,743
Stock-based compensation	75,159	66,170
Deferred taxes	(43,985)	4,655
Excess tax benefit from employee stock plans	(5,507)	(14,532)
Other non-cash items	1,736	—
Changes in operating assets and liabilities:
Trade receivables	12,396	(8,397)
Inventory	(7,512)	(7,293)
Prepaid expenses and other assets	(5,690)	3,637
Accounts payable	(10,038)	3,563
Accrued and other liabilities	1,561	(23,579)
Acquisition-related contingent consideration liability	—	(15,882)
Income taxes payable	(1,714)	16,895
Deferred revenue	38,179	82,518
Net cash provided by operating activities	128,389	185,311
Investing Activities:
Capital expenditures	(18,284)	(17,121)
Purchase of available for sale securities	(317,399)	(403,482)
Proceeds from maturities of available for sale securities	236,562	274,428
Proceeds from sales of available for sale securities	15,045	112,760
Acquisitions, net of cash and cash equivalents acquired	(1,000)	(6,458)
Net cash used in investing activities	(85,076)	(39,873)
Financing Activities:
Proceeds from issuance of common stock under employee stock plans, net of repurchases	56,293	32,751
Taxes paid related to net shares settlement of equity awards	(4,289)	(4,278)
Payments for repurchases of common stock	(125,081)	(127,144)
Payment of borrowings	(50,015)	—
Excess tax benefit from employee stock plans	5,507	14,532
Net cash used in financing activities	(117,585)	(84,139)
Effect of exchange rate changes on cash and cash equivalents	1,574	2,506
Net (decrease) increase in cash and cash equivalents	(72,698)	63,805
Cash and cash equivalents at beginning of period	280,509	215,476
Cash and cash equivalents at end of period	$207,811	$279,281
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
Significant Accounting Policies
Basis of Presentation
The condensed consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated. The accompanying condensed consolidated balance sheet as of September 30, 2013, the condensed consolidated statements of operations for the three and nine months ended September 30, 2013 and 2012, the condensed consolidated statements of comprehensive income (loss) for the three and nine months ended September 30, 2013 and 2012, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2013 and 2012 are unaudited. The accompanying statements should be read in conjunction with the audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2012.
The accompanying condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (GAAP) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). They do not include all of the financial information and footnotes required by GAAP for complete financial statements. We believe the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments necessary for the fair presentation of our balance sheet as of September 30, 2013, our results of operations and comprehensive income (loss) for the three and nine months ended September 30, 2013 and 2012 and our cash flows for the nine months ended September 30, 2013 and 2012. All adjustments are of a normal recurring nature. The results for the nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for any subsequent quarter or for the year ending December 31, 2013.
During the three and nine months ended September 30, 2013, there have been no significant changes in our significant accounting policies that were described in our Annual Report on Form 10-K for the year ended December 31, 2012.
Use of Estimates
Our condensed consolidated financial statements are prepared in accordance with GAAP. These accounting principles require us to make certain estimates and judgments that can affect the reported amounts of assets and liabilities as of the date of the condensed consolidated financial statements, as well as the reported amounts of revenue and expenses during the periods presented. Significant estimates and assumptions made by management include the determination of the fair value of stock awards issued, inventory valuation, the accounting for income taxes, including the determination of the valuation allowance related to our deferred tax asset balances, goodwill and other intangible assets, and reserves for uncertain tax positions, the accounting for business combinations and the accounting for acquisition-related contingent consideration. We believe that the estimates and judgments upon which we rely are reasonable based upon information available to us at the time that these estimates and judgments were made. To the extent there are material differences between these estimates and actual results, our condensed consolidated financial statements will be affected.
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
Our fees are typically considered to be fixed or determinable at the inception of an arrangement, generally based on specific products and quantities to be delivered. Substantially all of our contracts do not include rights of return or acceptance provisions. To the extent that our agreements contain such terms, we recognize revenue once the acceptance provisions or right of return lapses. Payment terms to customers generally range from net 30 to 90 days. In the event payment terms are provided that differ from our standard business practices, the fees are deemed to not be fixed or determinable and revenue is recognized when the payments become due, provided the remaining criteria for revenue recognition have been met.
We assess the ability to collect from our customers based on a number of factors, including credit worthiness of the customer and past transaction history of the customer. If the customer is not deemed credit worthy, we defer revenue from the arrangement until payment is received and all other revenue recognition criteria have been met.
Inventory Valuation
Inventory consists of hardware and related component parts and is stated at the lower of cost (on a first-in, first-out basis) or market. A portion of our inventory relates to evaluation units located at customer locations, as some of our customers test our equipment prior to purchasing. Inventory that is obsolete or in excess of our forecasted demand is written down to its estimated realizable value based on historical usage, expected demand, and with respect to evaluation units, the historical conversion rate, the age of the units, and the estimated loss of utility. Inherent in our estimates of market value in determining inventory valuation are estimates related to economic trends, future demand for our products, the timing of new product introductions and technological obsolescence of our products. Inventory write-downs are recognized as cost of product and amounted to $3.8 million and $1.5 million in the three months ended September 30, 2013 and 2012, respectively, and $8.6 million and $4.7 million in the nine months ended September 30, 2013 and 2012, respectively.
Service Inventory
We hold service inventory that is used to repair or replace defective hardware reported by our customers who purchase support services. We classify service inventory as Prepaid expenses and other current assets. At September 30, 2013 and December 31, 2012, our service inventory balance was $17.5 million and $12.5 million, respectively.

Stock-Based Compensation
Stock-based awards granted include stock options, restricted stock units (RSUs), and stock purchased under our Employee Stock Purchase Plan (the Purchase Plan). Stock-based compensation expense is measured at the grant date, based on the fair value of the awards, and is recognized as expense over the requisite service period only for those equity awards expected to vest.
The fair value of the RSUs is determined based on the stock price on the date of grant. The fair value of the RSUs is amortized on a straight-line basis over the requisite service period of the awards, which is generally three to four years. We estimated the fair value of stock options and stock purchased under our Purchase Plan using the Black-Scholes model. This model utilizes the estimated fair value of common stock and requires that, at the date of grant, we use the expected term of the grant, the expected volatility of the price of our common stock, risk-free interest rates and expected dividend yield of our common stock. The fair value is amortized on a straight-line basis over the requisite service periods of the awards, which is generally three to four years for stock options and RSUs, and six months to two years for options to purchase stock under our Purchase Plan.

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
As part of the process of preparing our consolidated financial statements, we are required to estimate our income tax expense and tax contingencies in each of the tax jurisdictions in which we operate. This process involves estimating current income tax expense together with assessing temporary differences in the treatment of items for tax purposes versus financial accounting purposes that may create net deferred tax assets and liabilities. We rely on estimates and assumptions in preparing our provision for (benefit from) income taxes.
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
Goodwill, Intangible Assets and Impairment Assessment
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
Business Combinations
In our business combinations, we are required to recognize all the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. Further, acquisition-related costs are recognized separately from the acquisition and expensed as incurred; restructuring costs are generally expensed in periods subsequent to the acquisition date; changes in the estimated fair value of contingent consideration after the initial measurement on the acquisition date are recognized in earnings in the period of the change in estimate; and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of provision for (benefit from) income taxes. In addition, the fair value of in-process research and development (R&D) is recorded as an indefinite-lived intangible asset until the underlying project is completed, at which time the intangible asset is amortized over its estimated useful life, or abandoned, at which time the intangible asset is expensed.
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
Concentrations of Risk
Financial instruments that are potentially subject to concentrations of credit risk consist primarily of cash, cash equivalents, investments, and trade receivables. Investment policies have been implemented that limit investments to investment grade securities. The average portfolio maturity is currently less than a year. The risk with respect to trade receivables is mitigated by credit evaluations we perform on our customers and by the diversification of our customer base. One value-added distributor, Arrow Electronics, Inc. (Arrow), accounted for approximately 16% of our trade receivable balance as of September 30, 2013. One value-added distributor, Avnet, Inc. (Avnet), accounted for 10% of our trade receivable balance as of December 31, 2012. Two distributors, Arrow and Avnet, represented 19% and 12%, respectively, of our revenue for the three months ended September 30, 2013. Two distributors, Arrow and Avnet, represented 17% and 12%, respectively, of our revenue for nine months ended September 30, 2013. One distributor, Arrow, represented 17% of our revenue for the three months ended September 30, 2012. Two distributors, Arrow and Avnet, represented 17% and 10%, respectively, of our revenue for the nine months ended September 30, 2012.
We outsource the production of our inventory to third-party manufacturers. We rely on purchase orders or long-term contracts with our contract manufacturers. At September 30, 2013, we had no long-term contractual commitment with any manufacturer; however, we did have a 90 day commitment totaling $9.8 million.

Changes in Accumulated Other Comprehensive Income (Loss)
The amounts reclassified out of Accumulated other comprehensive income (loss) to Net income (loss) is as follows:

(in thousands)	Unrealized gain (loss) on investments, net of tax	Foreign currency translation adjustment	Derivative instruments gain (loss), net of tax	Total
Balance as of December 31, 2012	$8	$(1,306)	$30	$(1,268)
Other comprehensive income (loss) before reclassifications	20	1,010	(264)	766
Amounts reclassified from accumulated other comprehensive income (loss)	(19)	—	820	801
Net current-period other comprehensive income	1	1,010	556	1,567
Balance as of September 30, 2013	$9	$(296)	$586	$299
Amounts reclassified from Accumulated other comprehensive income (loss), net to Net income (loss) for unrealized gains (losses) on investments are recorded in Other income (expense), net. Amounts reclassified from Accumulated other comprehensive income (loss) to Net income (loss) for derivatives instrument gains (losses) are recorded in Cost of support and services and Operating expenses.
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

During the three and nine months ended September 30, 2013, we recorded an increase in goodwill of zero and $2.7 million, respectively, related to adjustments in the provisional amounts recorded for preliminary fair values of the deferred tax assets and liabilities.
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
Acquisition-related Costs (Credits)
Acquisition-related costs (credits) include transaction costs, integration and other acquisition-related costs and changes in the fair value of the acquisition-related contingent consideration. During the three and nine months ended September 30, 2013, we recorded acquisition-related costs of $4.9 million and $16.1 million, respectively, primarily related to the OPNET acquisition. During the three and nine months ended September 30, 2012, we recorded acquisition-related credits of $2.9 million and $12.5 million, respectively. During the same 2012 periods, we recorded transaction costs and integration and other acquisition-related costs of $1.0 million and $2.7 million, respectively. We recorded credits of $3.9 million and $14.1 million for the three and nine months ended September 30, 2012, respectively, related to change in fair value of the Zeus Technology, Ltd. (Zeus) acquisition-related contingent consideration. During the nine months ended September 30, 2012, we recorded a credit of $1.1 million related to change in fair value of the Aptimize Ltd. acquisition-related contingent consideration.

3.	NET INCOME (LOSS) PER COMMON SHARE
Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of vested common shares outstanding during the period. Diluted net income (loss) per common share is computed by giving effect to all potential dilutive common shares, including stock awards. The following table sets forth the computation of net income (loss) per share:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2013	2012	2013	2012
Net income (loss)	$3,818	$24,730	$(20,813)	$49,813
Weighted average common shares outstanding - basic	162,929	153,823	163,430	156,313
Dilutive effect of employee stock plans	4,763	8,054	—	8,567
Weighted average common shares outstanding - diluted	167,692	161,877	163,430	164,880
Basic net income (loss) per share	$0.02	$0.16	$(0.13)	$0.32
Diluted net income (loss) per share	$0.02	$0.15	$(0.13)	$0.30
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
The following weighted average outstanding options were excluded from the computation of diluted net income (loss) per common share for the periods presented because including them would have had an anti-dilutive effect:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2013	2012	2013	2012
Total potential anti-dilutive shares of common stock	9,923	7,007	19,319	8,642

4.	FAIR VALUE MEASUREMENTS
As of September 30, 2013, the fair value measurements of our cash, cash equivalents, investments, derivative assets and liabilities, and borrowings consisted of the following:

(in thousands)	Total	Level 1	Level 2
Assets:
Corporate bonds and notes	$30,523	$—	$30,523
U.S. government backed securities	30,335	30,335	—
U.S. government-sponsored enterprise obligations	14,500	—	14,500
Money market funds	32,771	32,771	—
Cash	99,682	—	—
Total cash and cash equivalents	$207,811	$63,106	$45,023
Corporate bonds and notes	$77,533	$—	$77,533
U.S. government backed securities	23,375	23,375	—
U.S. government-sponsored enterprise obligations	198,573	—	198,573
FDIC-backed certificates of deposit	13,620	—	13,620
Total investments	$313,101	$23,375	$289,726
Derivative assets	$464	$—	$464
Total assets	$521,376	$86,481	$335,213
Liabilities:
Derivative liabilities	$1	$—	$1
Borrowings	525,000	—	525,000
Total liabilities	$525,001	$—	$525,001
As of December 31, 2012, the fair value measurements of our cash, cash equivalents, investments, derivative assets and liabilities, and borrowings consisted of the following:

(in thousands)	Total	Level 1	Level 2
Assets:
Corporate bonds and notes	$41,091	$—	$41,091
U.S. government-sponsored enterprise obligations	73,090	—	73,090
Money market funds	34,518	34,518	—
Cash	131,810	—	—
Total cash and cash equivalents	$280,509	$34,518	$114,181
Corporate bonds and notes	$40,227	$—	$40,227
U.S. government backed securities	51,401	51,401	—
U.S. government-sponsored enterprise obligations	148,362	—	148,362
FDIC-backed certificates of deposit	9,091	—	9,091
Total investments	$249,081	$51,401	$197,680
Derivative assets	$87	$—	$87
Total Assets	$529,677	$85,919	$311,948
Liabilities:
Derivative liabilities	$68	$—	$68
Borrowings	$575,000	$—	$575,000
Total Liabilities	$575,068	$—	$575,068

The following tables present the gross unrealized gains and gross unrealized losses as of September 30, 2013 and December 31, 2012:

(in thousands)	Fair Value	Unrealized Gains	Unrealized Losses
Corporate bonds and notes	$67,716	$6	$—
Corporate bonds and notes	9,817	—	(11)
U.S. government backed securities	23,375	8	—
U.S. government-sponsored enterprise obligations	157,144	91	—
U.S. government-sponsored enterprise obligations	41,429	—	(14)
FDIC-backed certificates of deposit	13,620	—	(1)
Total investments at September 30, 2013	$313,101	$105	$(26)

Corporate bonds and notes	$24,750	$4	$—
Corporate bonds and notes	15,477	—	(2)
U.S. government backed securities	21,911	4	—
U.S. government backed securities	29,490	—	(6)
U.S. government-sponsored enterprise obligations	103,537	65	—
U.S. government-sponsored enterprise obligations	44,825	—	(17)
FDIC-backed certificates of deposit	8,130	1	—
FDIC-backed certificates of deposit	961	—	(1)
Total investments at December 31, 2012	$249,081	$74	$(26)
We regularly review our investment portfolio to determine if any security is other-than-temporarily impaired, which would require us to record an impairment charge in the period any such determination is made. In making this judgment, we evaluate, among other things, the duration and extent to which the fair value of a security is less than its cost; the financial condition of the issuer and any changes thereto; and our intent and ability to sell, or whether we will more likely than not be required to sell, the security before recovery of its amortized cost basis. We have evaluated our investments as of September 30, 2013 and have determined that no investments with unrealized losses are other-than-temporarily impaired. No investments have been in a continuous loss position greater than one year.
Cash, Cash Equivalents and Investments
Cash and cash equivalents consist primarily of highly liquid investments in money market mutual funds, government-sponsored enterprise obligations, treasury bills, commercial paper and corporate bonds and notes with remaining maturities at date of purchase of 90 days or less. The carrying value of cash and cash equivalents at September 30, 2013 and December 31, 2012 was $207.8 million and $280.5 million, respectively. The carrying value approximates fair value at September 30, 2013 and December 31, 2012.
Investments, which are classified as available for sale at September 30, 2013, are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. Investments consist of government-sponsored enterprise obligations, municipal bonds, treasury bills, FDIC-backed certificates of deposit, commercial paper and corporate bonds and notes. The fair value of our investments is determined as the exit price in the principal market in which we would transact. Level 1 instruments are valued based on quoted market prices in active markets and include treasury bills and money market funds. Level 2 instruments are valued based on quoted prices in markets that are not active, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency and include commercial paper, corporate bonds and notes, municipal bonds, government-sponsored enterprise obligations and FDIC-backed certificates of deposit. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect our own assumptions in measuring fair value. As of September 30, 2013 and December 31, 2012 we had no investments valued as Level 3 instruments. As of September 30, 2013 and December 31, 2012, the investments are recorded at amortized cost, which approximates fair market value. Generally, our investments have maturity dates up to two years from our date of purchase and active markets for these investments exist.

Restricted Cash
Restricted cash primarily represents collateralized letters of credit for the security deposits in connection with lease agreements for our facilities. Current restricted cash totaled $1.4 million and $1.1 million as of September 30, 2013 and December 31, 2012, respectively. Current restricted cash is included in Prepaid expenses and other current assets in the condensed consolidated balance sheet. Long-term restricted cash totaled $11.2 million and $7.6 million at September 30, 2013 and December 31, 2012, respectively. Long-term restricted cash is included in Other assets in the condensed consolidated balance sheets.
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
Inventory consist primarily of hardware and related component parts and evaluation units located at customer locations, and are stated at the lower of cost (on a first-in, first-out basis) or market. Inventory is comprised of the following:

(in thousands)	September 30, 2013	December 31, 2012
Raw materials	$5,376	$2,613
Finished goods	21,314	16,682
Evaluation units	4,997	4,880
Total inventory	$31,687	$24,175

6.	GOODWILL
Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets. We consider the acquired businesses as additions to our product portfolio. We record goodwill adjustments pursuant to changes to net assets acquired during the measurement period, which is generally up to one year from the date of acquisition. A portion of the goodwill associated with the acquisition of Global Protocols, LLC, Zeus and Aptimize, Ltd. will be deductible for income tax purposes.
The change in goodwill consisted of the following:

(in thousands)
Balance as of December 31, 2012	$699,785
Other adjustments	2,734
Balance as of September 30, 2013	$702,519

7.	DEFERRED REVENUE
Deferred revenue consisted of the following:

(in thousands)	September 30, 2013	December 31, 2012
Product	$63,424	$64,322
Support and services	245,367	206,290
Total deferred revenue	$308,791	$270,612
Reported as:
Deferred revenue, current	$212,440	$182,219
Deferred revenue, non-current	96,351	88,393
Total deferred revenue	$308,791	$270,612
Deferred product revenue relates to arrangements where not all revenue recognition criteria have been met. During the third quarter of 2012, we recorded $65.0 million to deferred product revenue related to cash received from Juniper Networks, Inc. (Juniper). The transaction was accounted for as a business combination, and there was no goodwill recorded as part of the transaction. The initial payment of $65.0 million is being recognized as revenue ratably over the four year support term, because we do not have VSOE of fair value for the undelivered nonstandard support services. During the second quarter of 2013, we received the $10.0 million payment from Juniper that was due on the first anniversary of the effective date of the agreements. As of September 30, 2013, $54.2 million of this transaction remained in deferred product revenue.
Deferred support revenue represents customer payments made in advance for support contracts. Support contracts are typically billed on a per annum basis in advance and revenue is recognized ratably over the support period.
Deferred revenue, non-current consists primarily of deferred revenue related to the Juniper transaction and customer payments made in advance for support contracts with terms of more than twelve months.

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
We lease our facilities under non-cancelable operating lease agreements. Future minimum commitments for these operating leases in place as of September 30, 2013 with a remaining non-cancelable lease term in excess of one year are as follows:

Fiscal year	(in thousands)
2013 (the three months ending December 31)	$6,186
2014	22,676
2015	25,426
2016	25,112
2017	23,994
Thereafter	107,106
Total	$210,500
The terms of certain lease agreements provide for rental payments on a graduated basis. We recognize rent expense on a straight-line basis over the lease period and have accrued for rent expense incurred but not paid. Rent expense under operating leases was $5.7 million and $3.6 million for the three months ended September 30, 2013 and 2012, respectively, and $16.0 million and $9.8 million for the nine months ended September 30, 2013 and 2012, respectively.

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
Foreign currency contracts designated as cash flow hedges
We utilize foreign currency forward contracts to hedge certain forecasted foreign currency transactions relating to cost of service and operating expense. These contracts are designated and documented as cash flow hedges at their inception. All changes in time value are excluded from the cash flow hedge and recorded to Other income (expense), net in the period incurred. The effective portion of derivative's gains or losses on these hedges is initially included in Accumulated other comprehensive income (loss) and is subsequently reclassified into the cost of service or operating expense, to which the hedged transaction relates, upon the occurrence of the forecasted transaction. We record any ineffectiveness of the hedging instruments in Other income (expense), net in our condensed consolidated financial statements in the period incurred. No ineffectiveness was recorded during the three and nine months ended September 30, 2013 and 2012.
The notional amount of these contracts was $48.6 million at September 30, 2013 and $39.7 million at December 31, 2012. Outstanding contracts are recognized as either assets or liabilities on the balance sheet at fair value. The amount remaining in Accumulated other comprehensive income (loss) is expected to be recognized into earnings within the next three to nine months. As of September 30, 2013 the amount remaining in Accumulated other comprehensive income (loss) was a gain of $0.6 million. The amount remaining in Accumulated other comprehensive income (loss) as of December 31, 2012 was not significant.
Derivatives not designated as hedging instruments
We use foreign currency forward contracts to reduce the variability in gains and losses generated from the re-measurement of certain monetary assets and liabilities denominated in foreign currencies. These hedges do not qualify for hedge accounting treatment. These derivatives are carried at fair value with gains and losses recognized as Other income (expense), net. Changes in the fair value of the derivatives are largely offset within the consolidated statement of operations by re-measurement of the underlying assets and liabilities. We had a notional value of $9.1 million in derivative instruments that were non-designated hedges at September 30, 2013 and $12.6 million at December 31, 2012.

Fair Value of Derivative Instruments
The derivative assets and liabilities are recorded on a gross basis and included in Other current assets and Other accrued liabilities, respectively, in our condensed consolidated balance sheet.
The fair value of derivative instruments in our condensed consolidated balance sheet was as follows as of September 30, 2013 and 2012:

(in thousands)	September 30, 2013	December 31, 2012
Derivative assets:
Foreign currency contracts designated as cash flow hedges	$254	$1
Derivatives not designated as hedging instruments	210	86
Total derivative assets	$464	$87
Derivative liabilities:
Foreign currency contracts designated as cash flow hedges	$1	$61
Derivatives not designated as hedging instruments	—	7
Total derivative liabilities	$1	$68
The effects of derivatives designated as hedging instruments on our condensed consolidated statements of operations were as follows for the three and nine months ended September 30, 2013 and 2012:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2013	2012	2013	2012
Amount of gain (loss) recognized in Accumulated other comprehensive income (loss) on derivatives (effective portion)	$869	$252	$(235)	$371
Amount and location of gain (loss) reclassified from Accumulated other comprehensive income (loss) into earnings (effective portion)
Cost of support and services	$(33)	$32	$(148)	$59
Sales and marketing	(121)	151	(501)	184
Research and development	(32)	18	(99)	29
General and administrative	(44)	9	(72)	54
Total	$(230)	$210	$(820)	$326
Amount and location of gain recognized in earnings on derivatives (ineffective portion and amount excluded from effectiveness testing)
Other income (expense), net	$25	$7	$65	$9
The effects of derivatives not designated as hedging instruments on our condensed consolidated statements of operations were as follows for the three and nine months ended September 30, 2013 and 2012:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2013	2012	2013	2012
Other income (expense), net	$304	$168	$27	$174

We enter into master netting arrangements with certain counterparties, which reduce credit risk by permitting net settlement of transactions with the same counterparty. A master netting arrangement may allow counterparties to net settle amounts owed to each other as a result of multiple, separate derivative transactions. These agreements also provide a right to offset corresponding amounts at the option of the non-defaulting party or non-affected party upon the early termination of these agreements by default, upon certain other termination events and a credit event upon merger. For presentation on the condensed consolidated balance sheets, it is our policy to not offset fair value amounts recognized for derivative instruments under master netting arrangements. As of September 30, 2013, we have posted no collateral for derivative instruments, therefore no amounts exist to offset the fair value amounts recognized for derivative instruments under master netting arrangements.

11.	BORROWINGS
In December 2012, we entered into a credit agreement and related security and other agreements for a seven year $575.0 million senior secured term loan facility to facilitate the acquisition of OPNET. The term loan carries an interest rate of Libor + 300 basis points, with a 1% Libor floor. Beginning in 2014, 1% of the initial loan value is to be paid annually in quarterly installments; additional prepayments based on a percentage of free cash flow of the preceding year will be required. As of September 30, 2013 the outstanding borrowings were $522.4 million, net of original issuance discount of $2.6 million.
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
The term loan contains certain covenants that limit future borrowings and require that certain payments, investments and acquisitions meet defined leverage ratios. We were in compliance with all restrictive covenants of the term loan agreements as of September 30, 2013. Pursuant to the issuance of this term loan, we incurred debt issuance costs of approximately $11.7 million, which is recorded as a deferred asset and is amortized, along with the original issuance discount, to interest expense using the effective interest rate method. For the three and nine months ended September 30, 2013, interest incurred pursuant to the term loan was $5.9 million and $18.0 million, respectively.

12.	COMMON STOCK
Stock-Based Compensation Expense
The following table summarizes stock-based compensation expense for stock options, RSUs and the Purchase Plan recorded in our condensed consolidated statement of operations for the three and nine months ended September 30, 2013 and 2012:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2013	2012	2013	2012
Cost of product	$307	$243	$874	$685
Cost of support and services	2,206	1,637	6,423	4,982
Sales and marketing	10,304	8,602	31,359	26,439
Research and development	8,670	6,534	25,338	21,012
General and administrative	3,617	3,236	11,165	13,052
Total	$25,104	$20,252	$75,159	$66,170

Share-Based Payments Valuation Assumptions
The fair value of options granted was estimated at the date of grant using the following assumptions:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Employee Stock Options
Expected life in years	4.3	4.2	4.3	4.2
Risk-free interest rate	1.2%	0.6%	0.7%-1.2%	0.6%-0.7%
Volatility	56%	64%	56%-62%	64%-66%
Weighted average fair value of grants	$7.26	$9.85	$7.39	$10.71

The fair value of Purchase Plan shares granted was estimated at the date of grant using the following assumptions:

	Nine months ended September 30,
	2013	2012
Purchase Plan
Expected life in years	0.5-2.0	0.5-2.0
Risk-free interest rate	0.1%-0.3%	0.2%-0.3%
Volatility	41%-64%	63%-74%
Weighted average fair value of grants	$5.97	$9.28
Stock Options
As of September 30, 2013, total compensation expenses related to stock options granted to employees and directors but not yet recognized was $52.4 million. This cost will be recognized on a straight-line basis over the remaining weighted-average service period. Amortization in the three months ended September 30, 2013 and 2012 was $5.3 million and $5.1 million, respectively. Amortization in the nine months ended September 30, 2013 and 2012 was $15.9 million and $17.7 million, respectively.
As of September 30, 2013, 4,518,000 shares were available for grant under the 2006 Equity Incentive Plan. As of September 30, 2013, 3,104,000 shares were available for grant under the 2006 Director Option Plan. As of September 30, 2013, 316,000 shares were available for grant under the 2009 Inducement Equity Incentive Plan. As of September 30, 2013, 4,519,000 shares were available for grant under the 2012 Stock Incentive Plan.
Stock Purchase Plan
As of September 30, 2013, there was $30.3 million of total compensation expenses, net of estimated forfeitures, left to be amortized under our Purchase Plan, which will be amortized over the remaining Purchase Plan offering period. Amortization in the three months ended September 30, 2013 and 2012 was $5.4 million and $3.4 million, respectively. Amortization in the nine months ended September 30, 2013 and 2012 was $15.4 million and $9.5 million, respectively.
As of September 30, 2013, 11,703,000 shares were available for grant under the Purchase Plan.
Restricted Stock Units
As of September 30, 2013, total unrecognized compensation expense related to non-vested RSUs to employees and directors was $140.2 million. This cost will be recognized over the remaining weighted-average service period. Amortization in the three months ended September 30, 2013 and 2012 was $14.5 million and $11.8 million, respectively. Amortization in the nine months ended September 30, 2013 and 2012 was $43.9 million and $39.0 million, respectively.
Share Repurchase Program
On August 19, 2011, our Board of Directors authorized a Share Repurchase Program (the Program), which authorized us to repurchase up to $150.0 million of our outstanding common stock. On May 17, 2012, the Board of Directors approved a $150.0 million increase to the Program. On August 19, 2013, the Board of Directors announced a $200.0 million increase to the Program. The Program does not require us to purchase a minimum number of shares, and may be suspended, modified or discontinued at any time without prior notice. For the nine months ended September 30, 2013, we repurchased 7,935,836 shares of common stock under the Program on the open market for an aggregate purchase price of $125.1 million, or a weighted average of $15.76 per share. The timing and amounts of these purchases were based on market conditions and other factors, including price, regulatory requirements and capital availability. The share repurchases were financed by available cash balances and cash from operations. The maximum dollar value of shares of common stock that remain available for purchase under the Program is $212.7 million.
For the nine months ended September 30, 2012, we repurchased 7,376,859 shares of common stock under the Program for an aggregate purchase price of $127.1 million, or weighted-average of $17.24 per share.

13.	INCOME TAXES
Our provision for (benefit from) income taxes is based on our estimated annual effective tax rate, adjusted for discrete tax items recorded in the period. The effective tax rate was 251.1% and 37.3% for the three months ended September 30, 2013 and 2012, respectively, and 41.8% and 38.5% for the nine months ended September 30, 2013 and 2012, respectively. Our provision for (benefit from) income taxes consists of federal, foreign, and state income taxes. The provision for (benefit from) income taxes for the three months ended September 30, 2013 and 2012 was $(6.3) million, and $14.7 million, respectively. The provision for (benefit from) income taxes for the nine months ended September 30, 2013 and 2012 was $(14.9) million, and $31.2 million, respectively.
Our effective tax rate for the three and nine months ended September 30, 2013 differed from the federal statutory rate due to state taxes and significant permanent differences. Significant permanent differences included taxes in foreign jurisdictions with a tax rate different than the U.S. federal statutory rate, nondeductible stock-based compensation expense, amortization of deferred tax charges related to our intercompany sales of intellectual property rights, and the federal R&D tax credit. The federal R&D tax credit was retroactively reinstated and extended to December 31, 2013 during the first quarter of 2013. As a result of the reinstatement, we recorded a discrete tax benefit of $4.3 million related to 2012 in the first quarter of 2013. In the second quarter of 2013, we recorded a discrete tax benefit of $6.2 million as a result of a change in the tax status of one of our OPNET subsidiaries.
Our effective tax rate for the three and nine months ended September 30, 2012 differed from the federal statutory rate due to state taxes and significant permanent differences. Significant permanent differences included taxes in foreign jurisdictions with a tax rate different than the U.S. federal statutory rate, nondeductible stock-based compensation expense, and amortization of deferred tax charges related to our intercompany sales of intellectual property rights. The federal R&D tax credit expired on December 31, 2011. Accordingly, we did not record this benefit during any interim period in 2012.
The tax rate for the three months ended September 30, 2013, is higher than the tax rate for the three months ended September 30, 2012, primarily because of a change in the annual projected mix of earnings between jurisdictions of varying tax rates, partially offset by the forecasted 2013 benefit of the federal R&D tax credit that was not available during 2012 and was retroactively extended in the first quarter of 2013.
The tax rate for the nine months ended September 30, 2013, is higher than the tax rate for the nine months ended September 30, 2012, primarily because of a change in the annual projected mix of earnings between jurisdictions of varying tax rates, partially offset by the forecasted 2013 benefit of the federal R&D tax credit that was not available during 2012 and was retroactively extended in the first quarter of 2013, the discrete benefit of the federal R&D tax credit related to 2012 recorded in the first quarter of 2013, and the discrete tax benefit related to the change in tax status of one of our OPNET subsidiaries recorded in the second quarter of 2013.

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

Revenue by Product Line
We have two product lines: Application Acceleration and Performance Management. Application Acceleration includes our wide area network (WAN) optimization products, including Steelhead and Granite, our Stingray virtual application delivery controllers (ADCs), and our Whitewater cloud storage delivery products. Performance Management includes application-aware network performance management (NPM), application performance management (APM), network engineering, operations and planning (NEOP), and network simulation and modeling products. The Performance Management product line combines our former Cascade products and the products acquired from OPNET Technologies, Inc. (OPNET).
The following table presents revenue by product line:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2013	2012	2013	2012
Revenue:
Application Acceleration	$209,387	$201,376	$590,856	$556,536
Performance Management	52,336	17,221	166,916	42,942
Total revenue	$261,723	$218,597	$757,772	$599,478
Revenue by Geography
Revenue by geography is based on the billing address of the customer. The following table sets forth revenue by geographic area.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2013	2012	2013	2012
Americas
United States	$154,843	$125,102	$452,812	$332,097
Other Americas	9,172	8,554	26,244	22,751
Total Americas	164,015	133,656	479,056	354,848
Europe, Middle East and Africa
United Kingdom	29,167	32,118	87,291	88,294
Other Europe, Middle East and Africa	35,012	24,874	94,154	70,908
Total Europe, Middle East and Africa	64,179	56,992	181,445	159,202
Asia Pacific	33,529	27,949	97,271	85,428
Total revenue	$261,723	$218,597	$757,772	$599,478

15.	LEGAL MATTERS
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
At this time we are unable to estimate any range of reasonably possible loss relating to these actions. Discovery is ongoing, and trial of our claims against Silver Peak Systems is currently stayed pending a separate U.S. Patent and Trademark

Office proceeding. Trial of Silver Peak Systems' claims against us is currently scheduled to begin on March 24, 2014. We believe that we have meritorious defenses to the counterclaims against us, and we intend to vigorously contest these counterclaims.
On June 28, 2013, we served Silver Peak Systems with an additional lawsuit, filed in the United States District Court for the Northern District of California, alleging infringement of two patents that are not covered by the lawsuit in Delaware. The California lawsuit seeks unspecified damages and injunctive relief. On July 22, 2013, Silver Peak Systems denied the allegations and requested declaratory judgments of invalidity and non-infringement. On August 12, 2013, Silver Peak Systems amended its counterclaims against us, alleging infringement by Riverbed of U.S. patent 8,392,684, titled “Data Encryption in a Network Memory Architecture for Providing Data Based on Local Accessibility”. On August 26, 2013 we denied Silver Peak Systems’ allegations and requested declaratory judgments of invalidity and non-infringement. At this time we are unable to estimate any range of reasonably possible loss relating to these actions. We believe that we have meritorious defenses to the counterclaims against us, and we intend to vigorously contest these counterclaims.
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
In October 2012 we served the representative of the Zeus shareholders, as lead defendant and proposed defendant class representative for all other similarly situated former shareholders of Zeus, with a lawsuit, filed in the Superior Court of the State of California, for declaratory relief.  The lawsuit seeks declaratory judgment that, among other things, (a) Riverbed is not in breach of the share purchase agreement, and (b) Riverbed does not owe any acquisition-related contingent consideration under the share purchase agreement because the necessary conditions precedent to the payment of acquisition-related contingent consideration did not occur. In November 2012, the representative of the Zeus shareholders filed a cross-complaint against Riverbed and Riverbed Technology Limited in the Superior Court of the State of California.  The cross-complaint claims breach of contract and breach of the covenant of good faith and fair dealing, and seeks declaratory judgment that Riverbed has breached the share purchase agreement and that the entire $27.0 million in contingent consideration is payable to Zeus shareholders. Discovery is ongoing, and the Court has approved a class treatment of the former shareholders, though several have declined to participate. We believe that the contention of the representative of the Zeus shareholders, and the Court-appointed class representatives for shareholders, is without merit and intend to vigorously defend our determination.
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
From time to time, we are involved in various legal proceedings, claims and litigation arising in the ordinary course of business. There are no currently pending legal proceedings at September 30, 2013 that, in the opinion of management, would have a material adverse effect on our financial position, results of operations or cash flows.

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

Overview
We were founded in May 2002 by experienced industry leaders with a vision to improve the performance of wide-area distributed computing. We began commercial shipments of our Steelhead products in May 2004 and have since sold our products to over 24,000 customers worldwide, including customers resulting from acquisitions. We have two product lines:
•our Application Acceleration product line, which includes our wide area network (WAN) optimization products, including Steelhead and Granite, our Stingray virtual application delivery controllers (ADCs), and our Whitewater cloud storage delivery products; and
•our Performance Management product line, which includes our application-aware network performance management (NPM), application performance management (APM), network engineering, operations and planning (NEOP), and network simulation and modeling products. The Performance Management product line combines our former Cascade products and the products acquired from OPNET Technologies, Inc. (OPNET).
We are headquartered in San Francisco, California. Our personnel are located throughout the U.S. and in more than 35 countries worldwide. We expect to continue to add personnel in the U.S. and internationally to provide additional geographic sales, research and development, general and administrative and technical support coverage.

The Riverbed Strategy
Our goal is to develop solutions that are widely recognized as the preeminent performance and efficiency standard for organizations of all sizes and geographies. Key elements of our strategy include:

•
Enhance our Customers’ Performance - Riverbed is the performance company. Our vision is to give customers the tools to create the highest performing IT environment possible, enabling users everywhere to be more productive while giving IT teams greater control over their enterprises' technology resources. Our vision focuses on the intersection of applications, networks, and storage, and brings customers a single, unified view of performance in their distributed environment.

•
Maintain and extend our technological advantages - We believe that we offer the broadest ability to enable rapid and reliable access to applications and data for our customers. We intend to enhance our position as a leader and innovator in the WAN optimization, storage delivery, NPM, APM, and virtual ADC markets. We also intend to continue to sell new capabilities, such as our solutions oriented toward cloud environments, into our installed base and to new customers. Continuing investments in research and development are critical to maintaining our technological advantage.

•
Enhance and extend our product lines - We plan to introduce enhancements to our product capabilities in order to address our customers' size and application requirements. We also plan to introduce new products to extend our market and utilize our technology platform to extend our capabilities.

•	Extend our technology partner ecosystem - We plan to enhance our product capabilities via integration of and interoperability with partner technologies.

•	Increase market awareness - To generate increased demand for our products, we will continue to market the effectiveness of our comprehensive IT performance solutions.

•
Scale our sales force and distribution channels - We sell our products directly through our sales force and indirectly through channel partners. We intend to leverage, innovate and grow our sales force and our indirect channels to extend our geographic reach and market penetration.

•
Enhance and extend our support and services capabilities - On an ongoing basis, we plan to enhance and extend our support and services capabilities to continue to support our growing global customer base. For example, in March 2013, we launched Splash, a new feature-rich community site for customers.

Major Trends Affecting Our Financial Results
Company Outlook
We believe that our current value proposition, which enables customers to improve the performance of their applications and access to their data across WANs, while also offering the ability to simplify IT infrastructure and realize significant capital and operating cost savings, should allow us to continue to grow our business. Our product revenue growth rate will depend significantly on continued growth in the WAN optimization, Storage Delivery, APM, NPM, and ADC markets, our ability to continue to attract new customers in those markets and our ability to generate additional sales from existing customers. Our growth in support and services revenue is dependent upon increasing the number of products under support contracts, which is dependent on both growing our installed base of customers and renewing existing support contracts. Our future profitability and rate of growth will be directly affected by the continued acceptance of our products in the marketplace, as well as the timing and size of orders, product mix, average selling prices and costs of our products and general economic conditions. Our ability to achieve profitability in the future will also be affected by the extent to which we must incur additional expenses to expand our sales, support, marketing, development, and general and administrative capabilities to grow our business. The largest component of our expenses is personnel costs. Personnel costs consist of salaries, benefits and incentive compensation for our employees, including commissions for sales personnel and stock-based compensation.
Revenue
Our revenue has grown rapidly since we began shipping products in May 2004, increasing from $2.6 million in 2004 to $836.9 million in 2012. Revenue grew by 20% in the three months ended September 30, 2013 to $261.7 million from $218.6 million in the three months ended September 30, 2012. Revenue grew by 26% in the nine months ended September 30, 2013 to $757.8 million from $599.5 million in the nine months ended September 30, 2012. We believe that our revenue growth is a positive sign that our products, support and services have a significant value proposition to our customers and that the markets that we compete in are still expanding. In 2013, revenue has been favorably impacted by our OPNET acquisition as compared to 2012.
Costs and Expenses
Operating expenses consist of sales and marketing, research and development, general and administrative expenses, and acquisition-related costs. Personnel-related costs, including stock-based compensation, are the most significant component of each of these expense categories. As of September 30, 2013, our employee count increased 43% from September 30, 2012, which was primarily due to the acquisition of OPNET, and is the most significant driver behind the increase in costs and operating expenses. The timing and number of additional hires has and could materially affect our operating expenses, both in dollar amount and as a percentage of revenue, in any particular period.
Stock-based Compensation Expense
Stock-based compensation expense and related payroll taxes were $25.2 million and $20.5 million in the three months ended September 30, 2013 and 2012, respectively, and $76.7 million and $67.8 million in the nine months ended September 30, 2013 and 2012, respectively. We expect to continue to incur significant stock-based compensation expense and anticipate further growth in stock-based compensation expense as our employee base grows because we expect stock-based compensation to continue to play an important part in the overall compensation structure for our employees.

Stock-based compensation expense and related payroll tax was as follows:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Cost of product	$307	$246	$894	$744
Cost of support and services	2,209	1,660	6,576	5,146
Sales and marketing	10,301	8,688	31,739	27,014
Research and development	8,689	6,582	26,021	21,528
General and administrative	3,661	3,306	11,461	13,392
Total stock-based compensation expense and related payroll taxes	$25,167	$20,482	$76,691	$67,824
Acquisitions
On December 18, 2012, we completed our acquisition of OPNET to extend our NPM business into the APM market. The addition of OPNET's broad-based family of APM products and NEOP products enhance our position in the NPM and APM markets and enables us to provide customers with an integrated solution that both monitors and accelerates network and application performance. The total acquisition date fair value of consideration transferred was $980.2 million, which included cash payments of $857.0 million, common stock issued of $122.6 million and the fair value of options assumed of $0.6 million.
During the three and nine months ended September 30, 2013, the OPNET acquisition contributed $36.2 million and $116.9 million in revenue, respectively. Included in total Cost of product revenue for these periods was OPNET acquisition-related intangible amortization of $8.2 million and $24.7 million, respectively. Included in total operating expenses for these periods was OPNET acquisition-related intangible amortization of $12.1 million and $36.7 million, respectively. The revenues of OPNET are included in our condensed consolidated results for the periods presented subsequent to the acquisition date and are part of our Performance Management product line.

Seasonality
Our operating results may be affected by seasonal buying patterns. Historically, we have experienced a stronger seasonal revenue cycle in the fourth quarters.

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
The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following: revenue recognition, accounting for business combinations, stock-based compensation, accounting for income taxes, and inventory valuation. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our year ended December 31, 2012 for a more complete discussion of our critical accounting policies and estimates including revenue recognition, accounting for business combinations including the fair value measurement of contingent consideration, goodwill, intangible assets and impairment assessments, stock-based compensation, accounting for income taxes, and inventory valuation. Our critical accounting policies have been discussed with the Audit Committee of the Board of Directors. We believe there have been no material changes to our critical accounting policies and estimates during the three and nine months ended September 30, 2013, compared to those discussed in our Form 10-K for the year ended December 31, 2012.

Results of Operations
Revenue
We derive our revenue from sales of our appliances and software licenses and from support and services. Product revenue primarily consists of revenue from sales of our Application Acceleration and Performance Management products and is typically recognized upon delivery. Support and services revenue includes unspecified software license updates and product support. Support revenue is recognized ratably over the contractual period, which is typically one year. Service revenue includes professional services and training and is recognized as the services are performed.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2013	2012	2013	2012
Total Revenue	$261,723	$218,597	$757,772	$599,478
Total Revenue by Type:
Product	$153,167	$144,605	$444,690	$391,008
Support and services	$108,556	$73,992	$313,082	$208,470
% Revenue by Type:
Product	59%	66%	59%	65%
Support and services	41%	34%	41%	35%
Total Revenue by Geography:
Americas	$164,015	$133,656	$479,056	$354,848
Europe, Middle East and Africa	$64,179	$56,992	$181,445	$159,202
Asia Pacific	$33,529	$27,949	$97,271	$85,428
% Revenue by Geography:
Americas	63%	61%	63%	59%
Europe, Middle East and Africa	25%	26%	24%	27%
Asia Pacific	12%	13%	13%	14%
Total Revenue by Product Line:
Application Acceleration	$209,387	$201,376	$590,856	$556,536
Performance Management	$52,336	$17,221	$166,916	$42,942
% Revenue by Product Line:
Application Acceleration	80%	92%	78%	93%
Performance Management	20%	8%	22%	7%
Total Revenue by Sales Channel:
Direct	$28,654	$10,626	$120,611	$31,050
Indirect	$233,069	$207,971	$637,161	$568,428
% Revenue by Sales Channel:
Direct	11%	5%	16%	5%
Indirect	89%	95%	84%	95%
Quarter Ended September 30, 2013 Compared to the Quarter Ended September 30, 2012: Product revenue increased by 5.9% in the three months ended September 30, 2013 as compared to the three months ended September 30, 2012, which was primarily due to acquisitions and an increase in unit volume from increasing sales to existing customers. As of September 30, 2013, our products have been sold to over 24,000 customers, compared to over 20,000 customers as of September 30, 2012.
Substantially all of our customers purchase support when they purchase our products. Support and services revenue increased 46.7% in the three months ended September 30, 2013 as compared to the same period in the prior year due primarily to acquisitions and also to growth in our customer base. As our customer base grows, we expect our revenue generated from support and services to increase.

In the three months ended September 30, 2013, we derived 89% of our revenue from indirect channels compared to 95% for the three months ended September 30, 2012. We expect indirect channel revenue to continue to represent a substantial majority of our revenue.
We generated 41% of our revenue in the three months ended September 30, 2013 from international locations, compared to 43% in the three months ended September 30, 2012. The decrease in international revenue as a percent of total revenue was due to OPNET’s higher proportion of U.S. based sales. We continue to expand into international locations and introduce our products in new markets and expect international revenue to increase in dollar amount over time.
Revenue by product line consists of Application Acceleration revenue and Performance Management revenue. Application Acceleration revenue increased by $8.0 million, or 4.0%, in the three months ended September 30, 2013 as compared to the three months ended September 30, 2012, primarily due to an increase in unit volume from increasing sales to existing customers. We believe the market for our Application Acceleration products has grown due to increased market awareness of WAN optimization and an increase in distributed organizations. As a result of our strategic relationship with Juniper Networks, Inc. (Juniper), we continue to ratably recognize product revenue each quarter, recognizing approximately $4.8 million in the current quarter. Performance Management revenue increased by $35.1 million, or 203.9%, in the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. The increase was primarily due to our acquisition of OPNET.
Nine months ended September 30, 2013 Compared to the Nine months ended September 30, 2012: Product revenue increased by 13.7% in the nine months ended September 30, 2013 over the same period in the prior year due primarily to acquisitions and an increase in unit volume from increasing sales to existing customers. Support and services revenue increased by 50.2% in the nine months ended September 30, 2013 over the same period in the prior year due primarily to acquisitions and also to growth in our customer base.
Application Acceleration revenue increased by $34.3 million, or 6.2%, in the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012, due to an increase in unit volume from increasing sales to existing customers. Additionally, as a result of our strategic relationship with Juniper, we recognized approximately $12.9 million of product revenue in the nine months ended September 30, 2013. Performance Management revenue increased by $124.0 million, or 288.7%, in the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. The increase was primarily due to our acquisition of OPNET.

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
Cost of support and service revenue consists of personnel costs of technical support and professional services personnel, spare parts, and logistics services. As we expand internationally and into other sectors, we may incur additional costs to conform our products to comply with local laws or local product specifications. In addition, as we expand internationally, we will continue to hire additional technical support personnel to support our growing international customer base.
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

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2013	2012	2013	2012
Revenue:
Product	$153,167	$144,605	$444,690	$391,008
Support and services	108,556	73,992	313,082	208,470
Total revenue	261,723	218,597	757,772	599,478
Cost of revenue:
Cost of product	41,772	30,985	123,135	89,412
Cost of support and services	29,085	19,072	87,020	57,112
Total cost of revenue	70,857	50,057	210,155	146,524
Gross profit:	$190,866	$168,540	$547,617	$452,954
Gross margin for product	73%	79%	72%	77%
Gross margin for support and services	73%	74%	72%	73%
Total gross margin	73%	77%	72%	76%
Quarter Ended September 30, 2013 Compared to the Quarter Ended September 30, 2012: The total cost of product revenue increased $10.8 million, or 34.8%, in the three months ended September 30, 2013 compared to the three months ended September 30, 2012, due primarily to an increase in inventory write-downs of $2.3 million, related to product transitions, and an increase in the amortization of OPNET acquisition-related intangible assets of $8.3 million.
Cost of support and services revenue increased $10.0 million, or 52.5%, as we added more professional services headcount domestically and abroad primarily as a result of the acquisition of OPNET.
Gross margin decreased to 73% in the three months ended September 30, 2013 as compared to 77% in the three months ended September 30, 2012. Product gross margin decreased to 73% in the three months ended September 30, 2013 from 79% in the three months ended September 30, 2012 primarily as a result of an increase in amortization of the OPNET acquisition-related intangible assets. Gross margins for support and services decreased to 73% in the three months ended September 30, 2013 from 74% in the three months ended September 30, 2012 primarily due to a change in services mix with more professional services.
Nine months ended September 30, 2013 Compared to the Nine months ended September 30, 2012: The total cost of product revenue increased $33.7 million, or 37.7%, in the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012, due primarily to an increase in product costs of $6.1 million driven by increased unit volume, an increase in inventory write-downs of $3.9 million, related to product transitions, and an increase in the amortization of the OPNET acquisition-related intangible assets of $24.8 million.
Cost of support and services revenue increased $29.9 million, or 52.4%, due to the increase in costs of support and services from OPNET.
Gross margin decreased to 72% in the nine months ended September 30, 2013 as compared to 76% in the nine months ended September 30, 2012. Product gross margin decreased to 72% in the nine months ended September 30, 2013 from 77% in the nine months ended September 30, 2012 primarily as a result of an increase in amortization of OPNET acquisition-related intangible assets. Gross margins for support and services decreased to 72% in the nine months ended September 30, 2013 from 73% in the nine months ended September 30, 2012 primarily due to a change in services mix with more professional services.
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

	Three months ended September 30,		Nine months ended September 30,
($ in thousands)	2013	2012	2013	2012
Sales and marketing expenses	$116,257	$81,934	$345,351	$233,115
Percent of total revenue	44%	37%	46%	39%
Quarter Ended September 30, 2013 Compared to the Quarter Ended September 30, 2012: Sales and marketing expenses increased by $34.3 million, or 41.9%, in the three months ended September 30, 2013 compared to the three months ended September 30, 2012, primarily due to increases in personnel costs of $16.5 million and increases in marketing-related programs and travel of $2.5 million. The increase in personnel costs, which include salaries, commissions, bonuses and related benefits and stock-based compensation, was primarily due to an increase in sales and marketing employees as a result of the OPNET acquisition. Amortization of the intangibles acquired in the OPNET acquisition also contributed $12.1 million to the increase in sales and marketing expense.
Nine months ended September 30, 2013 Compared to the Nine months ended September 30, 2012: Sales and marketing expenses increased by $112.2 million, or 48.1%, in the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012, primarily due to increases in personnel costs of $56.5 million, which was primarily due to an increase in sales and marketing employees as a result of the OPNET acquisition, and increases in marketing-related programs and travel of $8.4 million. Amortization of the intangibles acquired in the OPNET acquisition also contributed $36.8 million to the increase in sales and marketing expense.
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

	Three months ended September 30,		Nine months ended September 30,
($ in thousands)	2013	2012	2013	2012
Research and development expenses	$49,461	$36,139	$149,440	$106,052
Percent of total revenue	19%	17%	20%	18%
Quarter Ended September 30, 2013 Compared to the Quarter Ended September 30, 2012: R&D expenses increased by $13.3 million, or 36.9%, in the three months ended September 30, 2013 compared to the three months ended September 30, 2012, primarily due to increases in personnel costs of $11.5 million. The increase in personnel costs, which include salaries, bonuses and related benefits and stock-based compensation, was due to an increase in R&D employees, which was primarily a result of the OPNET acquisition.
Nine months ended September 30, 2013 Compared to the Nine months ended September 30, 2012: R&D expenses increased by $43.4 million, or 40.9%, in the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012, primarily due to increases in personnel costs of $38.3 million, which was primarily a result of the OPNET acquisition.

General and Administrative Expenses
General and administrative (G&A) expenses consist primarily of compensation for personnel and facilities costs related to our executive, finance, human resources, information technology and legal organizations, and fees for professional services. Professional services include legal, audit and information technology consulting costs.

	Three months ended September 30,		Nine months ended September 30,
($ in thousands)	2013	2012	2013	2012
General and administrative expenses	$17,729	$13,884	$55,164	$44,010
Percent of total revenue	7%	6%	7%	7%
Quarter Ended September 30, 2013 Compared to the Quarter Ended September 30, 2012: G&A expenses increased by $3.8 million, or 27.7%, in the three months ended September 30, 2013 compared to the three months ended September 30, 2012, primarily due to an increase in personnel costs of $1.6 million and an increase in outside services related to litigation of $1.4 million. The overall increase was primarily due to an increase in G&A employees, as a result of the OPNET acquisition.
Nine months ended September 30, 2013 Compared to the Nine months ended September 30, 2012: G&A expenses increased by $11.2 million, or 25.3%, in the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012, primarily due to an increase in salaries, bonuses and related benefits of $6.0 million, which was primarily a result of the OPNET acquisition, an increase in outside services related to litigation of $4.3 million and an increase in facility costs of $2.7 million, offset by a $1.9 million decrease in stock compensation expense.
Acquisition-Related Costs (Credits)
Acquisition-related costs (credits) include changes in the fair value of the acquisition-related contingent consideration, transaction costs and integration-related costs.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2013	2012	2013	2012
Transaction, integration and other acquisition-related costs	$4,882	$1,039	$16,085	$2,685
Change in fair value of acquisition-related contingent consideration	—	(3,904)	—	(15,190)
Acquisition-related costs (credits)	$4,882	$(2,865)	$16,085	$(12,505)
Quarter Ended September 30, 2013 Compared to Quarter Ended September 30, 2012: During the three months ended September 30, 2013, we recorded acquisition-related costs of $4.9 million, primarily related to integration-related costs associated with our acquisition of OPNET. During the three months ended September 30, 2012, the acquisition-related costs (credits) included a credit of $3.9 million due to the change in the fair value of the acquisition-related contingent consideration for Zeus Technology, Ltd. (Zeus), partially offset by transaction, integration and other acquisition-related costs of $1.0 million.
We expect to continue to incur significant costs during the balance of 2013 associated with the integration of OPNET.
Nine months ended September 30, 2013 Compared to the Nine months ended September 30, 2012: During the nine months ended September 30, 2013, we recorded acquisition-related costs of $16.1 million, primarily related to integration-related costs associated with our acquisition of OPNET. During the nine months ended September 30, 2012, the acquisition-related costs (credits) included a credit of $15.2 million in the fair value of the acquisition-related contingent consideration, partially offset by transaction, integration and other acquisition-related costs of $2.7 million.
Other (Expense) Income, Net
Other (expense) income, net consists primarily of interest income on our cash and investments, interest expense, and foreign currency exchange gains and losses. Interest expense of $5.9 million and $18.0 million, respectively, incurred in the three and nine months ended September 30, 2013 relates to the $575.0 million senior secured term loan facility established in December 2012 in connection with our acquisition of OPNET. Cash has historically been invested in highly liquid investments such as time deposits held at major banks, commercial paper, U.S. government agency discount notes, money market mutual funds and other money market securities with average portfolio maturities at the date of purchase of less than two years.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2013	2012	2013	2012
Interest income	$216	$481	$629	$1,243
Interest expense	(5,895)	—	(18,006)	—
Foreign exchange gains (losses) and other	616	(476)	41	(2,484)
Total other (expense) income, net	$(5,063)	$5	$(17,336)	$(1,241)
Quarter Ended September 30, 2013 Compared to the Quarter Ended September 30, 2012: Other (expense) income, net, increased in the three months ended September 30, 2013 compared to the three months ended September 30, 2012, primarily due to the interest expense resulting from the debt incurred pursuant to the acquisition of OPNET, offset by increased foreign exchanges gains. Interest income declined in the third quarter ended September 30, 2013 as compared to the same period in 2012 due primarily to lower average investment balances as a result of the cash used in the OPNET acquisition.
Nine months ended September 30, 2013 Compared to the Nine months ended September 30, 2012: Other (expense) income, net, increased in the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012, primarily due to the interest expense resulting from the debt incurred pursuant to the acquisition of OPNET offset by decreased foreign exchange losses. The foreign exchange gains in the nine months ended September 30, 2013 primarily relate to the revaluation of acquisition-related intercompany balances. Interest income declined in the nine months ended September 30, 2013 as compared to the same period in 2012 due primarily to lower average investment balances as a result of the cash used in the OPNET acquisition.
Provision for (Benefit from) Income Taxes
Our provision for (benefit from) income taxes is based on our estimated annual effective tax rate, adjusted for discrete tax items recorded in the period. The provision for (benefit from) income taxes for the three months ended September 30, 2013 and 2012 was $(6.3) million and $14.7 million, respectively. The provision for (benefit from) income taxes for the nine months ended September 30, 2013 and 2012 was $(14.9) million, and $31.2 million, respectively. Our provision for (benefit from) income taxes consists of federal, foreign, and state income taxes. Our effective tax rate was 251.1% and 37.3% for the three months ended September 30, 2013 and 2012, respectively, and 41.8% and 38.5% for the nine months ended September 30, 2013 and 2012, respectively.
Our effective tax rate for the three and nine months ended September 30, 2013 differed from the federal statutory rate due to state taxes and significant permanent differences. Significant permanent differences included taxes in foreign jurisdictions with a tax rate different than the U.S. federal statutory rate, nondeductible stock-based compensation expense, amortization of deferred tax charges related to our intercompany sales of intellectual property rights, and the federal R&D tax credit. The federal R&D tax credit was retroactively reinstated and extended to December 31, 2013 during the first quarter of 2013. As a result of the reinstatement, we recorded a discrete tax benefit of $4.3 million related to 2012 in the first quarter of 2013. In the second quarter of 2013, we recorded a discrete tax benefit of $6.2 million as a result of a change in the tax status of one of our OPNET subsidiaries. Effective as of April 1, 2013, our effective tax rate has been, and will continue to be, impacted by the transfer of certain OPNET intellectual property rights to our Singapore subsidiary.
Our effective tax rate for the three and nine months ended September 30, 2012 differed from the federal statutory rate due to state taxes and significant permanent differences. Significant permanent differences included taxes in foreign jurisdictions with a tax rate different than the U.S. federal statutory rate, nondeductible stock-based compensation expense, and amortization of deferred tax charges related to our intercompany sales of intellectual property rights. The federal R&D tax credit expired on December 31, 2011. Accordingly, we did not record this benefit during any interim period in 2012.
The tax rate for the three months ended September 30, 2013, is higher than the tax rate for the three months ended September 30, 2012, primarily because of a change in the annual projected mix of earnings between jurisdictions of varying tax rates, partially offset by the forecasted 2013 benefit of the federal R&D tax credit that was not available during 2012 and was retroactively extended in the first quarter of 2013.
The tax rate for the nine months ended September 30, 2013, is higher than the tax rate for the nine months ended September 30, 2012, primarily because of a change in the annual projected mix of earnings between jurisdictions of varying tax rates, partially offset by the forecasted 2013 benefit of the federal R&D tax credit that was not available during 2012 and was retroactively extended in the first quarter of 2013, the discrete benefit of the federal R&D tax credit related to 2012 recorded in the first quarter of 2013, and the discrete tax benefit related to a change in the tax status of one of our OPNET subsidiaries recorded in the second quarter of 2013.

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

Liquidity and Capital Resources

(in thousands)	September 30, 2013	December 31, 2012
Working capital	$305,253	$309,973
Cash and cash equivalents	$207,811	$280,509
Short and long-term investments	$313,101	$249,081

	Nine months ended September 30,
(in thousands)	2013	2012
Cash provided by operating activities	$128,389	$185,311
Cash used in investing activities	$(85,076)	$(39,873)
Cash used in financing activities	$(117,585)	$(84,139)
Cash and Cash Equivalents
Cash and cash equivalents consist of money market mutual funds, government-sponsored enterprise obligations, treasury bills, commercial paper, corporate bonds and notes, and other money market securities with remaining maturities at date of purchase of 90 days or less.
Short and long-term investments consist of certificates of deposit, government-sponsored enterprise obligations, municipal bonds, treasury bills, commercial paper, and corporate bonds and notes. The fair value of investments is determined as the exit price in the principal market in which we would transact. The fair value of our investments has not materially fluctuated from historical cost. The accumulated unrealized losses, net of tax, on investments recognized in Accumulated other comprehensive income (loss) in our stockholders’ equity as of September 30, 2013 are not significant.
Cash and cash equivalents, short-term investments and long-term investments as of September 30, 2013 were $520.9 million, a decreased of $8.7 million as compared to December 31, 2012.
Restricted cash primarily represents collateralized letters of credit for the security deposits in connection with lease agreements for our facilities. Current restricted cash, which is included in the Prepaid expenses and other current assets in the condensed consolidated balance sheets, totaled $1.4 million and $1.1 million at September 30, 2013 and December 31, 2012, respectively. Long-term restricted cash totaled $11.2 million and $7.6 million at September 30, 2013 and December 31, 2012, respectively, and was included in Other assets in the condensed consolidated balance sheets.
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
Cash provided by operating activities was $128.4 million in the nine months ended September 30, 2013, a decrease of $56.9 million compared to $185.3 million in the nine months ended September 30, 2012. Cash provided from the statement of operations for the nine months ended September 30, 2013, after adjustments for certain non-cash income items, including depreciation and amortization, stock-based compensation expense, excess tax benefits from employee stock plans and deferred taxes, in the nine months ended September 30, 2013 was $101.2 million, a decrease of $32.6 million from the prior year period. The decrease in cash provided from the statement of operations was primarily due to higher operating expenses and interest expense on borrowings. Cash provided by operating activities associated with changes in operating assets and liabilities in the nine months ended September 30, 2013 was $27.2 million, a decrease of $24.3 million from the prior year period. In 2012, cash flow from operating activities was positively impacted by the $65.0 million payment received from Juniper, resulting in an increase in deferred revenue.
Cash Used in Investing Activities
Cash used in investing activities primarily relate to purchases of investments, net of sales and maturities, capital expenditures, and acquisitions. Cash used in investing activities was $85.1 million in the nine months ended September 30, 2013, a $45.2 million increase in cash used compared to $39.9 million of cash used in investing activities in the nine months ended September 30, 2012. The increase in cash used in investing activities is substantially attributable to reduced proceeds from the sale and maturities of investment securities of $135.6 million and increased capital purchases of $1.2 million for the nine months ended September 30, 2013 as compared to the prior year period, which more than offset reduced purchases of investment securities of $86.1 million, as well as reduced cash paid for acquisitions of $5.5 million.
Cash Used in Financing Activities
Cash used in financing activities in the nine months ended September 30, 2013 totaled $117.6 million and consisted of cash used to pay down long-term borrowings of $50.0 million, cash used to repurchase shares of $125.1 million and taxes paid to net settle equity awards of $4.3 million, which was offset by cash provided from the proceeds from the issuance of common stock under employee stock plans of $56.3 million and excess tax benefit from employee stock plans of $5.5 million.
We believe that our net proceeds from operations, together with our cash and investments balance at September 30, 2013, will be sufficient to fund our projected operating requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of expansion into new territories, the timing of introductions of new products and enhancements to existing products, and the continuing market acceptance of our products.
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

Contractual Obligations
The following is a summary of our contractual obligations as of September 30, 2013:

	Total	Remaining three months of 2013	2014	2015	2016	2017	Thereafter
(in thousands)
Contractual Obligations
Principal payments on borrowings (1)	$525,000	$—	$—	$—	$—	$—	$525,000
Interest payments on borrowings (1)	132,413	5,367	21,291	21,291	21,291	21,233	41,940
Operating leases	210,500	6,186	22,676	25,426	25,112	23,994	107,106
Purchase obligations (2)	10,678	10,634	21	17	6	—	—
Total contractual obligations	$878,591	$22,187	$43,988	$46,734	$46,409	$45,227	$674,046

(1)	Refer to Note 13 of "Notes to Consolidated Financial Statements" in our Annual Report on Form 10-K for the year ended December 31, 2012 for borrowings detail.

(2)
Represents amounts associated with agreements that are enforceable, legally binding and specify terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of payment. Obligations under contracts that we can cancel without a significant penalty are not included in the table above.

As of September 30, 2013, we had $54.4 million of unrecognized tax benefits, including interest and penalties, related to uncertain tax positions. Because of the high degree of uncertainty regarding the settlement of these liabilities, we are unable to estimate the years in which future cash outflows may occur. As a result, this amount is not included in the table above.

Off-Balance Sheet Arrangements
At September 30, 2013 and December 31, 2012, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes, nor did we have any undisclosed material transactions or commitments involving related persons or entities.

Other
At September 30, 2013 and December 31, 2012, we did not have commercial commitments under lines of credit, standby repurchase obligations or other such debt arrangements.

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
Interest Rate Sensitivity
We had unrestricted cash and cash equivalents, and investments totaling $520.9 million and $529.6 million at September 30, 2013 and December 31, 2012, respectively. Cash and cash equivalents of $207.8 million and $280.5 million at September 30, 2013 and December 31, 2012, respectively, are held for working capital purposes and include highly liquid investments with a maturity of ninety days or less at the time of purchase. Cash equivalents consist primarily of money market mutual funds, government-sponsored enterprise obligations, treasury bills, and other money market securities. Investments of $313.1 million and $249.1 million at September 30, 2013 and December 31, 2012, respectively, consist of government-sponsored enterprise obligations, treasury bills, FDIC-backed certificates of deposit, municipal bonds and corporate bonds and notes.
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

Evaluation of Disclosure Controls and Procedures
We evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2013, the end of the period covered by this quarterly report on Form 10-Q. This controls evaluation was done under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO).
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
Based upon the controls evaluation, our CEO and CFO have concluded that as of September 30, 2013, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission and to ensure that material information relating to us and our consolidated subsidiaries is made known to management, including the CEO and CFO.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the third quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in

Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting means a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
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
At this time we are unable to estimate any range of reasonably possible loss relating to these actions. Discovery is ongoing, and trial of our claims against Silver Peak Systems is currently stayed pending a separate U.S. Patent and Trademark Office proceeding. Trial of Silver Peak Systems' claims against us is currently scheduled to begin on March 24, 2014. We believe that we have meritorious defenses to the counterclaims against us, and we intend to vigorously contest these counterclaims.
On June 28, 2013, we served Silver Peak Systems with an additional lawsuit, filed in the United States District Court for the Northern District of California, alleging infringement of two patents that are not covered by the lawsuit in Delaware. The California lawsuit seeks unspecified damages and injunctive relief. On July 22, 2013, Silver Peak Systems denied the allegations and requested declaratory judgments of invalidity and non-infringement. On August 12, 2013, Silver Peak Systems amended its counterclaims against us, alleging infringement by Riverbed of U.S. patent 8,392,684, titled “Data Encryption in a Network Memory Architecture for Providing Data Based on Local Accessibility”. On August 26, 2013 we denied Silver Peak Systems’ allegations and requested declaratory judgments of invalidity and non-infringement. At this time we are unable to estimate any range of reasonably possible loss relating to these actions. We believe that we have meritorious defenses to the counterclaims against us, and we intend to vigorously contest these counterclaims.
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
In October 2012 we served the representative of the Zeus shareholders, as lead defendant and proposed defendant class representative for all other similarly situated former shareholders of Zeus, with a lawsuit, filed in the Superior Court of the State of California, for declaratory relief. The lawsuit seeks declaratory judgment that, among other things, (a) Riverbed is not in breach of the share purchase agreement, and (b) Riverbed does not owe any acquisition-related contingent consideration under the share purchase agreement because the necessary conditions precedent to the payment of acquisition-related contingent consideration did not occur. In November 2012, the representative of the Zeus shareholders filed a cross-complaint against Riverbed and Riverbed Technology Limited in the Superior Court of the State of California. The cross-complaint claims breach of contract and breach of the covenant of good faith and fair dealing, and seeks declaratory judgment that Riverbed has breached the share purchase agreement and that the entire $27.0 million in contingent consideration is payable to Zeus shareholders. Discovery is ongoing, and the Court has approved a class treatment of the former shareholders, though several have declined to participate. We believe that the contention of the representative of the Zeus shareholders, and the Court-appointed class representatives for shareholders, is without merit and intend to vigorously defend our determination.
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

•	our ability to successfully and timely integrate, and realize the anticipated benefits of, our acquisition of OPNET Technologies;

•	limited visibility into customer spending plans;

•	changing market conditions, including current and potential customer consolidation;

•	customer or partner concentration. For example, two value-added distributors represented more than 10% of our revenue for the three months ended September 30, 2013;

•	variation in sales channels, product costs or mix of products sold;

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

•
customer acceptance of new product introductions. For example, in 2010 we introduced solutions for the public cloud, including a cloud-intelligent WAN optimization solution and a cloud storage accelerator targeting back-up and select archive workloads. In the first quarter of 2012 we introduced our Granite product, which delivers edge virtual server infrastructure. These new products may not achieve any significant degree of market acceptance or be accepted into our sales channel by our channel partners. Furthermore, many of our target customers have not purchased products similar to these and might not have a specific budget for the purchase of these products;

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
Our future success is highly dependent upon establishing and maintaining successful relationships with a variety of channel partners, including value-added resellers, value-added distributors, service providers, and systems integrators. A substantial majority of our revenue (89% in the three months ended September 30, 2013) is derived from indirect channel sales and we expect indirect channel sales to continue to account for a substantial majority of our total revenue. We employ a two-tier distribution strategy, as part of a larger effort to scale our reach and better serve the needs of our channel. Our revenue depends in large part on the effective performance of these channel partners, and changes to our distribution model, the loss of a channel partner or the reduction in sales to our channel partners could materially reduce our revenues and gross margins. By relying on indirect channels, we may have little or no contact with the ultimate users of our products, thereby making it more difficult for us to establish brand awareness, ensure proper delivery and installation of our products, service ongoing customer requirements and respond to evolving customer needs. In addition, we recognize a large portion of our revenue based on a sell-through model using information regarding the end user customers that is provided by our channel partners. If those channel partners provide us with inaccurate or untimely information, the amount or timing of our revenues could be adversely impacted. For example, we have encountered delays with certain partners where internal processing issues have prevented that partner from providing a purchase order to us in a timely manner.
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
We use various hardware components in our products that are sourced from third parties. Shortages in components that we use in our products have occurred recently and may occur in the future and our suppliers' ability to predict the availability of such components may be limited. For example, the flooding in Thailand affected the availability of disk drive components and, consequently, increased our costs in procuring those components. Some components that we use are available only from limited sources of supply. Replacing a component that is used in our products with a different component may require establishing a new supply relationship with a third-party and may also require extensive testing and qualification before the replacement component may be used, both of which may be costly and time-consuming. In addition, the lead times associated with certain components are lengthy and preclude rapid changes in quantity requirements and delivery schedules. The unavailability of any component that is necessary to the proper functioning of our appliances would prevent us from shipping products. Any inability to ship our products in a timely manner would delay sales and adversely impact our revenue, business, operating results and financial condition.
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
Our industry is, and any industry or market that we may enter in the future may be, characterized by the existence of a large number of patents and frequent claims and related litigation regarding patent and other intellectual property rights. In the ordinary course of our business, we are involved in disputes and licensing discussions with others regarding their claimed proprietary rights and we cannot assure you that we will always successfully defend ourselves against such claims. Third parties have claimed and may in the future claim that our products or technology infringe their proprietary rights. We expect that infringement claims may increase as the number of products and competitors in any of our markets increases and overlaps occur. In addition, as we have gained greater visibility and market exposure as a public company, we face a higher risk of being the subject of intellectual property infringement claims. Any claim of infringement by a third-party, even those without merit, could cause us to incur substantial legal costs defending against the claim, and could distract our management from our business. Furthermore, we could be subject to a judgment or voluntarily enter into a settlement, either of which could require us to pay substantial damages. A judgment or settlement could also include an injunction, a court order or other agreement that could prevent us from offering our products. In addition, we might elect or be required to seek a license for the use of third-party intellectual property, which may not be available on commercially reasonable terms or at all, or if available, the payments under such license may harm our operating results and financial condition. Alternatively, we may be required to develop non-infringing technology, which could require significant effort and expense and may ultimately not be successful. Any of these events could seriously harm our business, operating results and financial condition. Third parties may also assert infringement claims against our customers and channel partners. Any of these claims would require us to initiate or defend potentially protracted and costly litigation on their behalf, regardless of the merits of these claims, because we generally indemnify our customers and channel partners from claims of infringement of proprietary rights of third parties. If any of these claims succeed, or if we voluntarily enter into a settlement, we may be forced to pay damages on behalf of our customers or channel partners, which could have a material adverse effect on our business, operating results and financial condition.
Our international sales and operations subject us to additional risks that may harm our operating results.

In the years ended December 31, 2012 and 2011, and in the nine months ended September 30, 2013, we derived 45%, 45%, and 40%, respectively, of our revenue from customers outside the U.S. We have personnel in numerous countries worldwide. We expect to continue to add personnel in additional countries. Our international sales and operations makes us subject to various U.S. and international laws and regulations, including those relating to antitrust, data protection, and business dealings with both commercial and governmental officials and organizations. Our international sales and operations subject us to a variety of additional risks, including:

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
We intend to continue to add personnel and other resources to our engineering, sales, marketing, services and infrastructure functions as we focus on developing new technologies, growing our market segments, capitalizing on existing or new market opportunities, increasing our market share, and enabling our business operations to meet anticipated demand. We are likely to recognize the costs associated with these investments earlier than some of the anticipated benefits, and the return on these investments may be lower, or may develop more slowly, than we expect. If we do not achieve the benefits anticipated from these investments, or if the achievement of these benefits is delayed, our operating results may be adversely affected.
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
Developing our products is expensive, and the investment in product development may involve a long payback cycle or may not generate additional revenue at all. For the three months ended September 30, 2013, our research and development expenses were $49.5 million or approximately 19% of our total revenue. Our future plans include significant investments in research and development and related product opportunities. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. These investments may take several years to generate positive returns, if ever.
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
Our products, including software product upgrades and releases, are highly technical and complex and, when deployed, are critical to the operation of many networks. Our products have contained and may contain undetected errors, defects or security vulnerabilities. In particular, new products and product platforms may be subject to increased risk of hardware issues. Some errors in our products may be discovered only after a product has been installed and used by customers. Some of these errors may be attributable to third-party technologies incorporated into our products, which makes us dependent upon the cooperation and expertise of such third-parties for the diagnosis and correction of such errors. The diagnosis and correction of third-party technology errors is particularly difficult where our product features the RSP or VSP, because it is not always immediately clear whether a particular error is attributable to a technology incorporated into our product or to third-party software deployed by our customers on our product. In addition, where we have incorporated technology from a third-party, the solutions may be more complex and may lead to new technical errors that may prove difficult to diagnose and support. Any delay or mistake in the initial diagnosis of an error will result in a delay in the formulation of an effective action plan to correct such error. Any errors, defects or security vulnerabilities discovered in our products after commercial release could result in loss of revenue or delay in revenue recognition, loss of customers and increased service and warranty cost, any of which could harm our reputation, business, operating results and financial condition. Any such errors, defects or security vulnerabilities could also adversely affect the market's perception of our products and business. In addition, we could face claims for product liability, tort or breach of warranty, including claims relating to changes to our products made by our channel partners. Our contracts with customers contain provisions relating to warranty disclaimers and liability limitations, which may not be upheld. Defending a lawsuit, regardless of its merit, is costly and may divert management's attention and harm the market's perception of us and our products. In addition, if our business liability insurance coverage proves inadequate or future coverage is unavailable on acceptable terms or at all, our business, operating results and financial condition could be adversely impacted.
Our use of open source and third-party software could impose limitations on our ability to commercialize our products.
We incorporate open source software into our products. Although we monitor our use of open source closely, the terms of many open source licenses have not been interpreted by U.S. or other courts, and there is a risk that such licenses could be construed in a manner that could impose unanticipated conditions or restrictions on our ability to commercialize our products. We could also be subject to similar conditions or restrictions should there be any changes in the licensing terms of the open source software incorporated into our products. In either event, we could be required to seek licenses from third parties in order to continue offering our products, to re-engineer our products or to discontinue the sale of our products in the event re-engineering cannot be accomplished on a timely or successful basis, any of which could adversely affect our business, operating results and financial condition.
We also incorporate certain third-party technologies, including software programs, into our products and may need to utilize additional third-party technologies in the future. However, licenses to relevant third-party technology may not continue to be available to us on commercially reasonable terms, or at all. Therefore, we could face delays in product releases until equivalent technology can be identified, licensed or developed, and integrated into our current products. These delays, if they occur, could materially adversely affect our business, operating results and financial condition. We currently use third-party software programs in our appliance and software products, some of which are currently available from only one vendor. Any disruption in our access to these or other software programs or third-party technologies could result in significant delays in our product releases and could require substantial effort to locate or develop a replacement program. If we decide in the future to incorporate into our products any other software program licensed from a third-party, and the use of such software program is necessary for the proper operation of our products, then our loss of any such license would similarly adversely affect our ability to release our products in a timely fashion.
We are subject to various regulations that could subject us to liability or impair our ability to sell our products.
Our products and services are subject to a variety of government regulations, including export controls, import controls, environmental laws and required certifications. For example, our products are subject to export controls of the U.S. and other countries and may be exported outside the U.S. and other countries only with the required level of export license or through an export license exception, because we incorporate encryption technology into our products. In addition, various countries regulate the import of certain encryption technology and have enacted laws that could limit our ability to distribute our products or could limit our customers' ability to implement our products in those countries. Changes in our products or changes in regulations may increase the cost of building and selling our products, create delays in the introduction of our products in international markets, prevent our customers with international operations from deploying our products throughout their global systems or, in some cases, prevent the export or import of our products to certain countries altogether. Any change in regulations, shift in approach to the enforcement or scope of existing regulations, or change in the countries, persons or technologies targeted by such regulations, could result in decreased use of our products by, or in our decreased ability to export or sell our products to, existing or potential customers with international operations. We must comply with various and increasing environmental regulations, both domestic and international, regarding the manufacturing and disposal of our products. Failure to comply with these and similar laws on a timely basis, or at all, could have a material adverse effect on our business, operating results and financial condition. Any decreased use of our products or limitation on our ability to export or sell our products would harm our business, operating results and financial condition.
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
We historically have used stock options, restricted stock units, and an employee stock purchase plan as significant components of our employee compensation program in order to align employees' interests with the interests of our stockholders, encourage employee retention, and provide competitive compensation packages. The compensation charges that we are required to record related to these equity awards have reduced, and will continue to reduce, our reported earnings, will harm our operating results in future periods, and may require us to reduce the availability and amount of equity incentives provided to employees, which could make it more difficult for us to attract, retain and motivate key personnel. Moreover, if securities analysts, institutional investors and other investors adopt financial models that include stock option expense in their primary analysis of our financial results, our stock price could decline as a result of reliance on these models with higher expense calculations.
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
We acquired OPNET to realize certain anticipated benefits. Our ability to realize these anticipated benefits depends, in part, on our ability to successfully combine the businesses of Riverbed and OPNET. We may not realize the anticipated benefits to the extent, or in the time frame, anticipated. The anticipated benefits are necessarily based on projections and assumptions, and assume, among other things, a successful integration of OPNET's business with our Cascade product line. If we do not realize the anticipated benefits, our growth strategy and future profitability could be negatively affected.

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
The trading prices of the securities of technology companies, including our own, have been highly volatile. Further, our common stock has a limited trading history. Since our initial public offering in September 2006 through September 30, 2013, our stock price, after adjusting for our 2:1 stock split in the form of a stock dividend effected in November 2010, has fluctuated from a low of $3.55 to a high of $44.70. The market price of our common stock has at times reflected a higher multiple of expected future earnings than many other companies. As a result, even small changes in investor expectations regarding our future growth and earnings, whether as a result of actual or rumored financial or operating results, changes in the mix of products and services sold, acquisitions, industry changes, or other factors, could result in, and have recently resulted in, significant fluctuations in the market price of our common stock.
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
If the market for technology stocks or the stock market in general experiences loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, operating results or financial condition. The trading price of our common stock might also decline in reaction to announcements by, or events that affect, other companies in our industry, or the trading price might decline in reaction to events that affect the stock market generally even if these announcements or events do not directly affect us. Each of these factors, among others, could cause our stock price to decline. Some companies that have had volatile market prices for their securities have had securities class action lawsuits filed against them. If such a lawsuit were filed against us, regardless of its merits or outcome, it could result in substantial costs and divert management's attention and resources.
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
There were no sales of unregistered securities during the three and nine months ended September 30, 2013.
ISSUER PURCHASES OF EQUITY SECURITIES
The following table summarizes the stock repurchase activity for the three months ended September 30, 2013 and the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1) (2)
July 1, 2013 – July 31, 2013	—	$—	—	$62,738,000
August 1, 2013 – August 31, 2013	3,114,894	16.05	3,114,894	212,736,000
September 1, 2013 – September 30, 2013	—	—	—	212,736,000
Total	3,114,894	$16.05	3,114,894	$212,736,000

(1)
On August 19, 2011, our Board of Directors authorized a Share Repurchase Program (the Program), which authorizes us to repurchase up to $150.0 million of our outstanding common stock. On May 17, 2012, our Board of Directors authorized a $150.0 million increase to the Program. On August 19, 2013, the Board of Directors announced a $200.0 million increase to the Program, which has no date of expiration.

(2)
During the third quarter of 2013, we repurchased 3,114,894 shares of common stock under the Program for an aggregate purchase price of approximately $50.0 million, or a weighted average of $16.05 per share. These shares were purchased in open market transactions. The timing and amounts of these purchases were based on market conditions and other factors including price, regulatory requirements and capital availability. The share repurchases were financed by available cash balances and cash from operations. The maximum dollar value of shares of common stock that remain available for purchase under the Program is $212.7 million, subject to the terms under our credit agreement.

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
Date: October 31, 2013

RIVERBED TECHNOLOGY, INC.

By:	/s/ Jerry M. Kennelly
Jerry M. Kennelly
Chief Executive Officer
Date: October 31, 2013

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