Form 10-K
period 2013-12-31
Riverbed Technology, Inc.
filed 2014-02-14
CIK 1357326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-K
 ____________________________________________
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2013
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
Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2013, the last business day of our most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates was $1,748,193,027 based on the number of shares held by non-affiliates of the registrant as of June 30, 2013, and based on the reported last sale price of common stock on June 30, 2013. This calculation does not reflect a determination that persons are affiliates for any other purposes.
Number of shares of common stock outstanding as of January 30, 2014: 159,987,972.
Documents Incorporated by Reference: Portions of the registrant’s proxy statement relating to its 2014 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

RIVERBED TECHNOLOGY, INC.
YEAR ENDED DECEMBER 31, 2013
ANNUAL REPORT ON FORM 10-K

Part I

Item 1.	Business
Overview
Riverbed Technology, Inc. (Riverbed) is the leader in application performance infrastructure. In a world where application performance equals business performance, Riverbed offers a platform to enable organizations to embrace location-independent computing, so that business objectives - not technical constraints - drive how applications and data are delivered. The Riverbed Application Performance Platform (APP or platform) is a set of integrated solutions that give companies the flexibility to host applications and data in the locations that best serve the business while ensuring the flawless delivery of those applications to better leverage global resources, radically reduce the cost of running their business, and maximize employee productivity.
The platform is divided into two product lines:
Application Acceleration

•	Wide area network (WAN) optimization for application acceleration includes:

◦Riverbed Steelhead - WAN optimization solution, and

◦Riverbed Granite - branch converged infrastructure.

•	Riverbed Stingray - application delivery controller (ADC).

•	Riverbed Whitewater - the cloud storage appliance.

Performance Management

•
Riverbed Performance Management - a performance management suite that combines application-aware network performance management (NPM) and application performance management (APM) to detect and help resolve issues before end users notice and business is impacted. The Performance Management product line combines our former Cascade products and the products acquired from OPNET Technologies, Inc.

These solutions can be flexibly delivered as appliances, software, and services.
Building on a History of Leadership in WAN Optimization
Riverbed was founded in 2002 with the objective of eliminating distance and location as variables in delivering applications by solving the problems of latency and bandwidth limitations in WANs. Computing over a local area network (LAN) is usually fast, easy, and inexpensive because the locations are grouped around a central hub and the distances involved are short. Once a company expands its business beyond the confines of one office, however, it encounters the challenges of the WAN. The realities of physics affect application performance even in the digital world. For applications and data to travel across a network takes time (latency) and incurs costs (bandwidth). The greater the distances and the more locations involved, the slower the performance of the applications for users and the higher the costs for companies. The result is that computing over a WAN is usually slow, costly, and often nearly impossible.
Application Performance Equals Business Performance
When applications don’t work, people can’t work. Slow applications can degrade an employee’s ability to provide timely customer service, close a financial transaction with a client, or complete an on-line form to enroll a new customer. Performance issues can delay time-to-market for new products when the large computer-aided drawing (CAD) files on which product development depends clog the network and limit the ability of dispersed engineers to collaborate. Poorly performing applications slow the adoption and return on investment (ROI) of new enterprise applications and systems such as unified communications, for example, which involves greatly increased needs for network bandwidth to support videoconferencing and other data-intensive collaborative applications. Application and network issues can interrupt transactions, hinder sales, and drive impatient customers away from websites, portals, chat windows, and shopping carts. Clearly, the performance limitations imposed by applications designed for LANs can be, and often are, debilitating to business.
A New Approach to Application Performance: Location-Independent Computing
To eliminate these roadblocks to application and business performance, Riverbed invented a new approach to networked computing: a series of innovations that include a terminating split-proxy (instead of a cache), a revolutionary data de-duplication algorithm, and novel techniques such as transaction prediction and application streamlining. Together, these innovations comprised the first iteration of a new architectural approach for location-independent computing.
Riverbed “productized” these innovations in Steelhead, a WAN optimization solution that dramatically reduces bandwidth requirements for applications and improves application performance. Steelhead’s launch in 2004 forged a new market - WAN Optimization - a market that Steelhead has led since the beginning. Today, Steelhead continues as the industry’s #1 WAN optimization solution with over 50% market share, and winner of the InfoWorld Technology of the Year Award for eight years running.
Although we are primarily known for WAN optimization, our vision was to enable companies to embrace location-independent computing to better leverage global resources, radically reduce the cost of running their business, and maximize employee productivity. While location-independent computing is a new term for Riverbed, the concept is as old as we are. Our focus has been to achieve three goals for IT:
•IT should not be constrained by the limitations imposed by distance and location.
•IT should be allowed to place workloads and data in the optimal location, directed by business needs.
•IT should be free of performance and visibility limitations.
This vision of location-independent computing, in brief, would turn distance and location into a competitive advantage by giving IT the flexibility to host applications and data in optimal locations while ensuring flawless delivery and best user experiences.
In a Changing IT Landscape, New Challenges Need New Solutions
When cloud computing started to take off a few years ago, when software-as-a-service (SaaS) started to become a major delivery model, when big data became a reality and challenge for businesses, and when mobility became a cultural constant, Riverbed began evolving and expanding its value proposition to meet these evolving and expanding challenges in IT.
Far from solving application delivery problems, as some believed would be the case, cloud computing and SaaS have, on the contrary, exacerbated the networked distances involved, the number of locations served, and the global complexity of IT. Now, there are islands of infrastructure everywhere: infrastructure in datacenters, at replication sites, in private clouds, in multi-tenant public clouds, in dedicated public clouds, in branch offices, in remote offices from kiosks to home offices to airplanes, and in billions of mobile devices with hundreds of thousands of device configurations. For chief information officers (CIOs), there has been no way to get visibility into and control over it all.
Riverbed expanded its strategy to play a highly strategic, unique, and relevant role amid all this complexity by providing 1) the visibility to detect application performance issues anywhere across these islands of infrastructure, and 2) the solutions that could automatically resolve these issues before end users even noticed. Over the last four years, Riverbed has made the journey from a single product to a platform that adds up to something much bigger than WAN optimization alone.
In February 2009, Riverbed acquired Mazu Networks, Inc. (Mazu), which became the foundation for its Cascade products. In October 2010, Riverbed acquired CACE Technologies, Inc. (CACE), which extended the capabilities of its existing Cascade offerings. Riverbed’s Cascade products allow us to meet enterprise and service provider customer demands by extending its suite of WAN optimization products to include global application performance, reporting, and analytics.
In 2010, Riverbed introduced solutions for the public cloud, including a cloud-intelligent WAN optimization solution and a cloud storage gateway targeting backup and improved disaster recovery (DR) readiness. By extending its award-winning acceleration and de-duplication capabilities to cloud storage, Riverbed provides organizations with a fast, secure, and cost-efficient method to eliminate antiquated tape-based data protection systems, dramatically reduce backup costs, and improve DR readiness, without changes in the existing infrastructure.

In November 2010, Riverbed acquired Global Protocols LLC (Global Protocols), to bolster our leadership position in delivering optimization solutions for satellite networks.
In July 2011, Riverbed acquired Zeus Technology Ltd. and Aptimize Ltd., which became the Stingray product line, a virtual ADC for scalable, secure, and elastic delivery of enterprise, cloud, and e-commerce applications.
In February 2012, Riverbed introduced Granite, a branch converged infrastructure that delivers local performance while enabling data centralization, instant recovery, and lower total cost of ownership (TCO). Granite completely changes how global enterprises deploy, manage, and recover branch office servers and data while delivering substantially lower TCO. With Granite, global enterprises can achieve complete consolidation of edge applications, servers, and storage to the data center and deliver services to the edge of the enterprise as if they were local. The technology is complementary to WAN optimization, accelerating performance for applications and use cases not addressed by any WAN optimization approach today.
In December 2012, Riverbed acquired OPNET Technologies, Inc. (OPNET) a provider of APM and NPM solutions. OPNET’s products and related services are designed to help customers make better use of resources, reduce operational problems, and improve competitiveness. Through this acquisition, and its combination with Cascade, Riverbed established itself as the leader in the dynamic and growing APM and NPM markets. We have integrated OPNET with the Cascade business to form the Riverbed Performance Management product line.
Products

Application Acceleration Product Family
Steelhead (WAN Optimization)
We offer a comprehensive suite of WAN optimization products that are built on proprietary software and delivered on hardware or virtual appliances, software and public cloud environments.  Riverbed offers an array of Steelhead products to address diverse customer environments and deployment sizes from laptops, small branch offices to large headquarters and datacenter locations. In 2010, we introduced the Steelhead 7050 appliance, and Virtual Steelhead and Cloud Steelhead appliances. The Steelhead 7050 appliance combines new levels of bandwidth and transmission control protocol (TCP) session scalability with solid-state drives and 10 Gigabit Ethernet targeted to large data centers and private cloud environments. Virtual Steelhead provides all the functionality of our appliances, in a software-based virtual appliance designed for private cloud environments. Cloud Steelhead delivers our WAN optimization functionality specifically for public cloud environments. In 2012, we announced Steelhead CX models, which accelerate a broad range of applications that are critical to business. Through a combination of data reduction, TCP and user datagram protocol (UDP) optimization, and application-level protocol optimization, they deliver dramatic performance increases across the WAN for all TCP and UDP applications. That year we also announced the integration of VMware vSphere into new Steelhead EX model appliances. The integration provides organizations with a single platform for simplified, centralized management of distributed virtual services at a lower TCO. When combined with the Granite edge-VSI, the integrated solution allows organizations to leverage the investments they have made in the data center and extend control and policy boundaries to the edge of the network. In 2013, we introduced path selection technology that enables organizations to deploy and manage hybrid networks while combining the strengths of a Multiprotocol Label Switching (MPLS) network with the benefits of the Internet. This delivers greater application reliability, performance, and cost savings in data centers, branch offices, and, private or public clouds while retaining IT control and minimizing complexity.
Steelhead appliances allow organizations to meet their top IT performance priorities, from accelerating application performance worldwide to consolidating remote office infrastructure into the data center:

•
Steelhead CX - The Riverbed Steelhead CX series features dedicated WAN optimization appliances, ideal for organizations that want to improve application performance and data transfers served over a wide area network. The series is engineered for seamless network integration into remote sites and data centers, with scalable performance designed to support a growing number of users, devices, and data.

•
Steelhead EX - The Riverbed Steelhead EX series combines WAN optimization, virtualization, and storage consolidation. As such, it enables organizations to meet the needs of the active branch office with an enterprise-class branch office box. Every Steelhead EX appliance features the Riverbed Virtual Services Platform (VSP), a dedicated platform that runs virtual services and enables greater consolidation in branch offices.

The Steelhead EX series (with the Riverbed VSP) helps organizations consolidate previously orphaned services onto a high-performance branch office box. Specifications include ample dedicated memory and disk to ensure virtual machine performance without compromise.
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

Virtual Steelhead software extends WAN optimization to deployments where physical hardware may not be conveniently suited. Military deployments, for example, typically use ruggedized, custom hardware on which running a virtual machine is more convenient. Space-limited scenarios, such as mobile news vans or construction trailers, may also require a form factor that is free from the physical limitations of hardware appliances.

Cloud Steelhead software extends Riverbed WAN optimization to a solution that is purpose-built for public cloud computing environments. Public, private, and hybrid cloud environments all face the performance limitations inherent in today's applications and networks. In order for enterprises to maximize the flexibility and cost savings of the public cloud they must overcome the same latency and bandwidth constraints that challenge distributed IT infrastructure environments. Cloud Steelhead offers a number of features to help ensure a smooth transition and user experience.

The Riverbed Central Management Console (CMC) provides centralized configuration, monitoring and control, which simplifies the process of deploying and managing Steelhead products that are distributed across a WAN. With this turnkey solution, businesses can easily configure, monitor, report on, and upgrade groups of Steelhead appliances and Virtual Steelhead - all through one web-based interface.

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
Granite (Branch Converged Infrastructure)
Granite appliances allow IT to consolidate servers and storage from branch offices back to the data center without compromising branch application performance by enabling storage to be decoupled from its server over thousands of miles of distance and work as if the storage were local to the server. The user gets uncompromised performance, while IT management is able to manage, backup, restore, patch, expand, and protect the data for its far-flung enterprise all within the four walls of the data center. Granite centrally protects and secures data, and significantly lowers the TCO of branch and remote offices.
Steelhead EX + Granite appliances are available in a range of models to suit the needs of any office. Granite requires two components: Granite Edge, an in-built service running on a Steelhead EX + Granite appliance in the branch office, and Granite Core, a physical or virtual appliance deployed alongside the Steelhead appliance and storage arrays in the data center.
Stingray (Application Delivery Control)
Riverbed Stingray is a virtual ADC designed to deliver faster and more reliable access to public web sites and private applications. Stingray frees applications from the constraints of legacy, proprietary, hardware-based load balancers, which enables them to run in any physical, virtual or cloud environment.
Stingray Traffic Manager software provides complete control over user traffic, allowing administrators to accelerate, optimize, and secure key business transactions. With Stingray Traffic Manager, applications can run in any environment - physical, virtual, or cloud - and migrate and scale on demand.
Stingray Application Firewall software is a sophisticated, application-aware, web application firewall for deep application security that protects against known and unknown attacks at the application layer, secures applications, and meets compliance requirements with confidence.

Stingray Aptimizer software is a web accelerator that dynamically groups activities for fewer long distance round trips. Stingray Aptimizer software compresses images to maximize available bandwidth, increases caching for faster repeat visits, and prioritizes actions to provide the best possible response time for loading web pages on any browser.
Stingray Services Controller software automates the deployment, licensing, and metering of application delivery services. It gives applications a dedicated ADC instance, in a high-density multi-tenanted platform.
Whitewater (Cloud Backup)
Whitewater is a cloud storage appliance, designed to accelerate, de-duplicate, secure, and store backup data sets in the public cloud.
Whitewater appliances are deployed in customer data centers or remote offices and provide a gateway to the public cloud that greatly improves data transmission speeds, security, and disaster recovery (DR) readiness while reducing cloud storage costs. Whitewater cloud storage appliances allow organizations to reap the benefits of the public cloud's scalability, flexibility and pay-per-use pricing model without changes to their existing data protection infrastructure. Whitewater appliances connect all popular backup applications to the leading public cloud storage vendors such as Amazon, AT&T, Nirvanix, Rackspace, and Windows Azure. Leveraging industry-leading Riverbed WAN optimization, sub-file de-duplication, intelligent local data cache, and strong encryption of data in motion and at rest, Whitewater appliances make public cloud storage a cost-effective and easy to implement solution for any organization.
Whitewater appliances virtual edition provide all the functionality of a physical Whitewater appliance in a software form factor. This product, targeted at customers with virtualized environments and remote offices, offers increased flexibility for deployment for organizations of all sizes.
Performance Management Product Family
Our Performance Management portfolio consists of NPM and APM solutions to deliver end-to-end visibility across every critical part of the application delivery chain and troubleshoot issues that arise, before they become problems. Whether organizations are rolling out new applications, consolidating or virtualizing data centers, migrating to the cloud or simply in need of a troubleshooting and visibility solution, our products deliver unmatched end-user experience while increasing IT effectiveness and productivity and dramatically reduced downtime.
Our NPM solutions help organizations manage, secure and optimize the availability and performance of global applications being delivered across global networks. Riverbed NPM offers compelling benefits for customers who have not yet deployed WAN optimization. Cascade products offer superior application-aware NPM, so managers can resolve network and application performance problems before they impact the business.
Our customers discover, monitor, and troubleshoot critical applications, get accurate data for strategic IT projects, and communicate performance results clearly to the business, while lowering IT management costs. We combine flow-based and packet-based monitoring for a complete view of the environment, and integrate seamlessly with Wireshark software, the most widely used open source network analysis tool.
Customers achieve the greatest value and return on investment when deploying the entire NPM family, which combines sophisticated end-to-end, service-level monitoring with high-speed, high-fidelity packet capture and analysis for both broad and deep network performance monitoring and analysis. Steelhead products also act as integral components of our NPM solution, providing enhanced performance telemetry including quality of service and WAN optimization performance data in addition to flow and packet level information.
Riverbed Profiler appliance is the centralized analysis and reporting console for the network performance management family, correlating information collected by Cascade Shark, Cascade Gateway, Cascade Sensor and even Steelhead products to provide centralized monitoring, analysis and reporting of network and application performance problems. Cascade Profiler enables enterprises to proactively monitor and troubleshoot applications and the network, automate discovery and dependency mapping, plan for capacity planning and WAN optimization, and assure a consistent and reliable end-user experience.
Riverbed Shark appliances deliver scalable, high-performance continuous packet capture and long-term storage, enabling real-time and back-in-time forensic analysis and reporting of network and security events. Cascade Shark appliances are typically deployed wherever detailed and historical back-in-time analysis is needed, such as within the datacenter, headquarters or key branch offices, and can be used as an integral part of the Cascade visibility solution or as a standalone troubleshooting solution.

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
Riverbed AppSensor Xpert provides infrastructure (e.g., servers, network routers, and switches) device monitoring by polling data about device health, such as CPU utilization and memory utilization, and by leveraging SNMP, WMI, and IPSLA.
Riverbed Pilot is a robust analysis console that enables users to quickly analyze multi-terabyte packet recordings on remote Cascade Shark appliances and Steelhead products without having to transfer large packet captures files across the network.
Cascade Express appliances bring the same revolutionary approach to application-aware NPM for the large enterprise to the small and medium enterprise in a flexible form designed to grow with the needs of the business and provide ease of use and deployment.
Riverbed Unified Communications Xpert allows continuous monitoring of voice and video quality so you can catch and fix problems before they ever become an issue for an organization's customers and employees.

Our APM solutions use a variety of advanced technologies to support the analysis of application, network, and server performance under a wide range of current and planned or modeled operating conditions. Our APM solution delivers extensive cross-product integration, to enable users to realize added value when products are deployed together.
Riverbed AppResponse Xpert is an appliance-based solution that continuously monitors and analyzes end-user experience for all users and transactions. The solution also supports in-depth monitoring and analysis of the underlying network, a domain that is vital to comprehensive APM. AppResponse Xpert leverages the central role of the network in transporting transaction data to obtain vital information about relationships among clients and servers, and also among server tiers. This information is useful for performance analysis and troubleshooting in AppResponse Xpert and also for application discovery and dependency mapping functions performed by AppMapper Xpert. On-board analytics extract transactions from application flows and break down application response time, identifying which parts of the infrastructure are contributing most to delays. Add-on modules provide analytics for Citrix-hosted applications, database transactions, voice over IP (VOIP), and NetFlow.
Riverbed Browser Metrix extends end-user experience monitoring to web-based applications, even those hosted in the cloud. And it measures the real end-user experience for web-based applications at the browser level.
Riverbed AppInternals Xpert delves into the complex software frameworks and operating systems of modern servers to extract large amounts of performance and forensic data to support all aspects of APM from the server perspective. AppInternals Xpert can provide analysis for any type of application, but particularly excels in Java and .NET environments. It continuously monitors thousands of system and application metrics and automatically detects and ranks performance and behavior anomalies. Its correlation technology automatically reveals relationships among metrics, highlighting the corresponding causal connections between components, resources, and code-level behavior in order to perform root cause analysis. It can assemble a complete picture of a transaction's path across tiers for near real-time and historical analysis.
Riverbed AppMapper Xpert automatically produces run-time application maps, identifying the underlying application components and infrastructure components that enable a production application. This dynamic model of the application, captured at the time of execution, is essential for troubleshooting application performance problems. It also provides critical information to improve a host of other operational workflows, such as configuration and change management, and datacenter virtualization and consolidation. AppMapper Xpert provides visibility into the interaction between applications and the underlying infrastructure, enabling IT organizations to effectively assess and respond to events and conditions that affect application service levels.
Riverbed AppTransaction Xpert is a powerful tool for detailed analysis of individual transactions. In today's complex application architectures, a single transaction can involve many tiers and require thousands of messages to traverse the network. This solution, which processes and merges traces taken in the production environment, makes extensive use of visualization and analytics to accelerate troubleshooting in production, as well as pre-deployment testing and prediction. In production, the combination of AppResponse Xpert and AppTransaction Xpert provides a seamless workflow that spans monitoring, alerting, triage, root cause diagnosis, and remediation guidance. In pre-deployment, AppTransaction Xpert is our solution for application network readiness testing.
Customers
Our products have been sold to approximately 25,000 customers worldwide in every major industry, including manufacturing, finance, technology, government, architecture, engineering and construction, professional services, utilities, healthcare and pharmaceuticals, media and retail. Our products are deployed in a wide range of organizations, from large global organizations with hundreds or thousands of locations to smaller organizations with few locations. One value-added distributor (VAD), Arrow Electronics, Inc. (Arrow), and one service provider partner, Orange Business Services (Orange), accounted for 17% and 13% of our trade receivable balance at December 31, 2013, respectively. One VAD, Avnet, Inc. (Avnet), accounted for 10% of our trade receivable balance as of December 31, 2012. Two VADs, Arrow and Avnet, represented 18% and 13%, respectively, of our revenue for the year ended December 31, 2013 and 17% and 11%, respectively, of our revenue for the year ended December 31, 2012. One VAD, Arrow, represented 15% of our revenue for the year ended December 31, 2011. We believe it is unlikely that the loss of any of our channel partners would have a long term material adverse effect on our consolidated revenues as we believe end-users would likely purchase our products from a different channel partner. However, a loss of any one of these channel partners could have a material adverse impact during the transition period.
Our agreements with Arrow, Avnet and Orange are ordinary course of business relationships. The agreements are non-exclusive channel partner agreements subject to successively renewable annual terms and are cancellable by us and Arrow, Avnet and/or Orange, as applicable, for convenience upon 30-days' prior notice. The agreements do not obligate us to sell a major part of our goods or services, nor do they require Arrow, Avnet and/or Orange to buy any of our products; rather, the agreements set forth only the terms to which a sale will be subject if and when a customer places a purchase order with Arrow, Avnet and/or Orange, as applicable, for specified products.
Backlog represents the customer orders that have yet to be fulfilled or invoiced. As of December 31, 2013 and December 31, 2012, backlog was not material.
Sales and Marketing
We sell our products and support through channel partners and our field sales force:

•
Channel partners — We have over 2,000 channel partners worldwide, primarily value-added resellers (VARs), VADs, service providers and systems integrators. These partners help market and sell our products to a broad array of organizations and allow us to leverage our field sales force; and

•	Field sales force — We have a field sales force that is responsible for managing all direct and indirect sales within each of our geographic territories.
With the ability to foster a strong, collaborative sales engagement environment between us and our partners, the Riverbed Performance Partner program delivers a coverage model that optimizes our customer’s ability to acquire and implement our solutions in the manner that best fits its needs — through either VARs, systems integrators or service providers. We derived 85% of our revenue through indirect channels in 2013.
Our marketing activities include an integrated strategy comprised of lead generation, advertising, website operations, direct marketing, public relations, technology conferences and trade shows.
See Item 1A, “Risk Factors,” for a discussion of risks related to our sales and marketing efforts.
Support and Services
We offer tiered customer support programs depending upon the service needs of our customers’ deployments. Support contracts provide customers the right to receive unspecified software product upgrades, maintenance releases issued when-and-if-available during the support period and hardware repair. Product support includes internet access to technical content, as well as telephone, internet and email access to technical support personnel. Support contracts typically have a term of one to three years. We have support centers in New York, Bethesda, the San Francisco Bay Area, Amsterdam, London, Singapore, Sydney and Tokyo, which enable us to respond at all times. As we expand, we plan to continue to hire additional technical support personnel to service our growing international customer base.
Primary product support for customers of our channel partners is often provided by the partners themselves and we provide back-up support.
Our product sales include a warranty on hardware and software. Hardware is typically warranted against material defects for 12 months. Software is typically warranted to meet published specifications for a period of 90 days.
Research and Development
Continued investment in research and development is critical to our business. To this end, we have assembled a team of engineers with expertise in various fields, including networking, applications, storage, and systems management. We have invested significant time and financial resources into the development of our products. We plan to expand our product offerings and solutions capabilities in the future and plan to dedicate significant resources to these continued research and development efforts. Further, as we expand internationally and into different sectors, we may incur additional costs to conform our products to comply with local laws or local product specifications.
Research and development expenses were $189.7 million, $146.1 million, and $123.0 million in 2013, 2012 and 2011, respectively.

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
Our primary competitors include Cisco Systems, Blue Coat Systems, Citrix Systems, and F5 Networks. We also face competition from a large number of smaller private companies and new market entrants.
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
Our Stingray product line competes in the virtual ADC market. Our primary competitors in this market are F5 Networks, Citrix Systems, Cisco Systems and Radware.
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
Our worldwide patent portfolio includes 173 issued U.S. patents and 39 issued foreign patents. U.S. patents generally have a term of twenty years from their priority date, which is generally either the date they were initially filed or the filing date of the earliest patent from which priority is claimed. Currently, our issued patents will begin to expire starting in 2018. U.S. patent filings are intended to provide the holder with a right to exclude others from making, using, selling, or importing in the U.S. the inventions covered by the claims of granted patents. We also have U.S. provisional and non-provisional patent applications pending, as well as counterparts pending in other jurisdictions around the world. We do not know whether any of our pending patent applications will result in the issuance of patents or whether the examination process will require us to narrow our claims. Our granted patents, and to the extent any future patents are issued, any such future patents, may be contested, circumvented, or invalidated over the course of our business, and we may not be able to prevent third parties from infringing these patents. In addition, the laws of certain countries do not protect our proprietary rights to the same extent as do the laws in the U.S. Therefore, the exact effect of having a patent cannot be predicted with certainty.
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
Employees
As of December 31, 2013, we had 2,556 employees in offices in all major geographies. Of these, 1,128 were engaged in sales and marketing, 766 in research and development, 380 in support and services, 242 in general and administration and 40 in manufacturing. None of our U.S. employees are represented by labor unions; however, in certain international subsidiaries, workers councils represent our employees. We consider current employee relations to be good.
Corporate Information
Riverbed Technology, Inc. was incorporated in Delaware in May 2002. We operate internationally primarily through a number of wholly owned subsidiaries that are designed primarily to support our sales, marketing, and support activities outside the United States. A summary of our financial information by geographic location is found in Note 16 - Segment and Geographic Information in the Notes to Consolidated Financial Statements. We have a single operating segment and substantially all of our operating assets are located in the United States.
Our Internet address is www.riverbed.com. There we make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC). Our SEC reports can be accessed through the investor relations section of our website. The information found on our website is not part of this or any other report we file with or furnish to the SEC. The public may also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington DC, 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.
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
In addition to other risks listed in this “Risk Factors” section, factors that may affect our operating results include, but are not limited to:

•
seasonal fluctuations in demand for our products and services. For example, many companies in our industry experience adverse seasonal fluctuations in customer spending patterns, particularly in the first and third quarters; we have experienced these seasonal fluctuations in the past and expect that this trend will continue in the future;

•	fluctuations in sales cycles and prices for our products and services;

•	reductions in customers’ budgets for information technology purchases and delays in their purchasing cycles;

•	general economic or political conditions in our domestic and international markets, including the deficit spending and government debt issues surrounding the U.S. and Eurozone economies;

•
unpredictability in the development of core, new, or adjacent markets, or a slowdown or reversal of growth in these markets, including the wide area network (WAN) optimization, network and application performance management, and public cloud computing markets and including any markets that we enter as a result of acquisitions;

•	our ability to realize the anticipated benefits of, our acquisition of OPNET;

•	limited visibility into customer spending plans;

•	changing market conditions, including current and potential customer consolidation;
customer or partner concentration. For example, two value-added distributors each represented more than 10% of our revenue for the twelve months ended December 31, 2013;

•	variation in sales channels, product costs, or mix of products sold;

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

•
customer acceptance of new product introductions. For example, in the first quarter of 2012 we introduced our Granite product, which delivers edge virtual server infrastructure. New products may not achieve any significant degree of market acceptance or be accepted into our sales channel by our channel partners. Furthermore, many of our target customers have not purchased products similar to these and might not have a specific budget for the purchase of these products;

•
in addition to OPNET, our ability to successfully integrate and realize the anticipated benefits of past or future acquisitions, especially where those acquisitions result in our entering new markets. For example, in July 2011 we acquired Zeus Technology Ltd., a company that delivers high-performance software-based load balancing and traffic management solutions for virtual and cloud environments, and Aptimize Ltd., a web content optimization company;

•	the timing of product releases or upgrades by us or by our competitors;

•	any significant changes in the competitive dynamics of our markets, including new entrants or substantial discounting of products;

•	our ability to control costs, including our operating expenses and the costs of the components we purchase;

•	any component shortages or price fluctuations in our supply chain.

•	our ability to establish and maintain successful relationships with channel partners, and the effectiveness of any changes we make to our distribution model;

•	any decision to increase or decrease operating expenses in response to changes in the marketplace or perceived marketplace opportunities;

•	our ability to derive benefits from our investments in sales, marketing, engineering or other activities;

•	our ability to successfully work with partners on combined solutions, including with respect to product validation, marketing, selling and support;

•	volatility in our stock price, which may lead to higher stock compensation expenses;

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
Our business depends on the overall demand for information technology, and in particular for WAN optimization and the other markets in which we operate, and on the economic health and general willingness of our current and prospective customers, both enterprises and government organizations, to make capital commitments. These government organizations include non-U.S. as well as U.S. federal, state and local organizations. In some quarters, sales to government organizations have represented, and may in the future represent, a significant portion of overall sales. If the conditions in the U.S. and global economic environment, including the economies of any international markets that we serve, remain uncertain or continue to be volatile, or if they deteriorate further, our business, operating results, and financial condition would likely be materially adversely affected. For example, U.S. government deficit spending and debt levels, as well as actions taken by the U.S. Congress relating to these matters, could negatively impact the U.S. and global economies and adversely affect our financial results. In addition, our financial results could be negatively impacted by the continuing uncertainty surrounding, or any deterioration relating to, the debt levels or growth prospects for Eurozone economies.
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
Competitive products may in the future have better performance, more and/or better features, lower prices and broader acceptance than our products. Many of our current or potential competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, sales, marketing and other resources than we do. Potential customers may prefer to purchase from their existing suppliers rather than a new supplier regardless of product performance or features. Currently, in the WAN Optimization market we face competition from a number of established companies, including Cisco Systems, Blue Coat Systems, Citrix Systems, and F5 Networks. We also face competition from a large number of smaller private companies and new market entrants. In the Network Performance Management and Application Performance Management markets, our Riverbed Performance Management product line primarily competes with Netscout, Computer Associates (NetQos), and Compuware. As a result of our July 2011 acquisitions of Zeus and Aptimize, we face additional competition from F5 Networks and Citrix Systems.

We expect increased competition from our current competitors as well as other established and emerging companies if our market continues to develop and expand. For example, third parties currently selling our products could market products and services that compete with our products and services. In addition, some of our competitors have made acquisitions or entered into partnerships or other strategic relationships with one another to offer a more comprehensive solution than they individually had offered. We expect this trend to continue as companies attempt to strengthen or maintain their market positions in an evolving industry and as companies enter into partnerships or are acquired. Many of the companies driving this consolidation trend have significantly greater financial, technical, and other resources than we do and are better positioned to acquire and offer complementary products and technologies. The companies resulting from these possible consolidations may create more compelling product offerings and be able to offer greater pricing flexibility, making it more difficult for us to compete effectively, including on the basis of price, sales and marketing programs, technology, or product functionality. Continued industry consolidation may adversely impact customers' perceptions of the viability of smaller and even medium-sized technology companies and consequently customers' willingness to purchase from such companies. These pressures could materially adversely affect our business, operating results and financial condition.
We also face competitive pressures from other sources. For example, Microsoft has improved, and has announced its intention to further improve, the performance of its software for remote office users. Our products are designed to improve the performance of many applications, including applications that are based on Microsoft protocols. Accordingly, improvements to Microsoft application protocols may reduce the need for our products, adversely affecting our business, operating results, and financial condition. Improvement in other application protocols or in the Transmission Control Protocol (TCP), the underlying transport protocol for most WAN traffic, could have a similar effect. In addition, we market our products, in significant part, on the anticipated cost savings to be realized by organizations if they are able to avoid the purchase of costly IT infrastructure at remote sites by purchasing our products. To the extent other companies are able to reduce the costs associated with purchasing and maintaining servers, storage or applications to be operated at remote sites, our business, operating results, and financial condition could be adversely affected.
We rely heavily on channel partners to sell our products. Disruptions to, or our failure to effectively implement, develop and manage, our distribution channels and the processes and procedures that support them could harm our business.
Our future success is highly dependent upon establishing and maintaining successful relationships with a variety of channel partners, including value-added resellers, value-added distributors, service providers, and systems integrators. A substantial majority of our revenue (85% in 2013 and 95% in 2012) is derived from indirect channel sales and we expect indirect channel sales to continue to account for a substantial majority of our total revenue. We employ a two-tier distribution strategy, as part of a larger effort to scale our reach and better serve the needs of our channel. Our revenue depends in large part on the effective performance of these channel partners, and changes to our distribution model, the loss of a channel partner, or the reduction in sales to our channel partners could materially reduce our revenues and gross margins. By relying on indirect channels, we may have little or no contact with the ultimate users of our products, thereby making it more difficult for us to establish brand awareness, ensure proper delivery and installation of our products, service ongoing customer requirements, and respond to evolving customer needs. In addition, we recognize a large portion of our revenue based on a sell-through model using information regarding the end user customers that is provided by our channel partners. If those channel partners provide us with inaccurate or untimely information, the amount or timing of our revenues could be adversely impacted. For example, we have encountered delays with certain partners where internal processing issues have prevented that partner from providing a purchase order to us in a timely manner.
Recruiting and retaining qualified channel partners and training them in our technology and product offerings requires significant time and resources. These recruitment, retention, and training efforts have assumed even greater importance as we have evolved into a multi-product company. In order to develop and expand our distribution channel, we must continue to scale and improve our processes and procedures that support our distribution channel, including investment in systems and training, and those processes and procedures may become increasingly complex and difficult to manage. In particular, training and educating our channel partners has become more complex as we have introduced products that extend beyond core WAN optimization. We have no minimum purchase commitments with any of our value-added resellers or other indirect distributors, and our contracts with these channel partners do not prohibit them from offering products or services that compete with ours. Our competitors may be effective in providing incentives to existing and potential channel partners to favor their products, to choose not to partner with us, or to prevent or reduce sales of our products. Our channel partners may choose not to offer our products exclusively or at all. If we fail to maintain successful relationships with our channel partners, fail to develop new relationships with channel partners in new markets or expand the number of channel partners in existing markets, fail to manage, train or motivate existing channel partners effectively, or if these channel partners are not successful in their sales efforts, sales of our products would decrease and our business, operating results and financial condition would be materially adversely affected.
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
The timing of our revenue is difficult to predict. Our sales efforts involve educating our customers about the use and benefit of our products, including their technical capabilities and potential cost savings to an organization. Customers typically undertake a significant evaluation process that has in the past resulted in a lengthy sales cycle, in some cases over twelve months. Also, as our channel model distribution strategy evolves, utilizing value-added resellers, value-added distributors, systems integrators and service providers, and as the breadth of our product offerings increases, the level of variability in the length of sales cycle across transactions may increase and make it more difficult to predict the timing of many of our sales transactions. We spend substantial time and money in our sales efforts without any assurance that these endeavors will produce any sales. Even after making the decision to purchase, customers may deploy our products slowly and deliberately. In addition, product purchases are frequently and increasingly subject to budget constraints, multiple approvals, and unplanned administrative, processing, and other delays.
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
During 2012 we acquired OPNET Technologies, Inc. and certain assets of Expand Networks Ltd. In prior years we acquired Mazu Networks, Inc., CACE Technologies, Inc., Global Protocols LLC, Zeus Technology Ltd. and Aptimize Ltd. Also in 2012 we entered into multiple agreements contemporaneously with Juniper Networks, Inc. (Juniper) pursuant to which we acquired certain rights and licenses to Juniper's WX WAN optimization product line, entered into a technology integration agreement to integrate our Steelhead® Mobile technology into the Juniper Networks® Junos® Pulse client to enable a mobile acceleration solution for mobile phones and tablets, and granted Juniper a source code license for our application delivery controller (ADC) technology and related tools with rights to modify, create and distribute their own ADC product. In the future we may acquire other businesses, products or technologies. Our ability as an organization to integrate acquisitions is unproven. Any acquisitions that we complete may not ultimately strengthen our competitive position or achieve our goals, or the acquisition may be viewed negatively by customers, financial markets or investors. In addition, we may encounter difficulties in integrating personnel, operations, technologies, or products from the acquired businesses and in retaining and motivating key personnel from these businesses. We may also encounter difficulties in maintaining uniform standards, controls, procedures, and policies across locations, or in managing geographically or culturally diverse locations. We may experience significant problems or liabilities associated with acquired or integrated product quality or technology. Acquisitions may disrupt our ongoing operations, divert management from day-to-day responsibilities and increase our expenses. Acquisitions may reduce our cash available for operations and other uses and could result in an increase in amortization expense related to identifiable assets acquired, potentially dilutive issuances of equity securities or the incurrence of debt.
We rely on third parties to perform shipping and other logistics functions on our behalf. A failure or disruption at a logistics partner would harm our business.
Currently, we use third-party logistics partners to perform storage, packaging, shipment and handling for us. Although the logistics services required by us may be readily available from a number of providers, it is time-consuming and costly to qualify and implement these relationships. If one or more of our logistics partners suffers an interruption in its business, or experiences delays, disruptions, or quality control problems in its operations, or we choose to change or add additional logistics partners, our ability to ship products to our customers would be delayed and our business, operating results and financial condition would be adversely affected.
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
We depend on independent contract manufacturers to manufacture and assemble our products. We rely on purchase orders or long-term contracts with our contract manufacturers. Some of our contract manufacturers are not obligated to supply products to us for any specific period, in any specific quantity, or at any specific price. Our orders may represent a relatively small percentage of the overall orders received by our contract manufacturers from their customers. As a result, fulfilling our orders may not be considered a priority by one or more of our contract manufacturers in the event the contract manufacturer is constrained in its ability to fulfill all of its customer obligations in a timely manner. We provide demand forecasts and purchase orders to our contract manufacturers. To the extent that any such demand forecast or purchase order is binding, if we overestimate our requirements, the contract manufacturers may assess charges or we may have liabilities for excess inventory, each of which could negatively affect our gross margins. Conversely, because lead times for required materials and components vary significantly and depend on factors such as the specific supplier, contract terms, and the demand for each component at a given time, if we underestimate our requirements, the contract manufacturers may have inadequate materials and components required to produce our products, which could interrupt manufacturing of our products and result in delays in shipments and deferral or loss of revenue.
Although the contract manufacturing services required to manufacture and assemble our products may be readily available from a number of established manufacturers, it is time-consuming and costly to qualify and implement contract manufacturer relationships. Therefore, if one or more of our contract manufacturers suffers an interruption in its business, or experiences delays, disruptions, or quality control problems in its manufacturing operations, or we choose to change or add additional contract manufacturers, our ability to ship products to our customers would be delayed and our business, operating results and financial condition would be adversely affected.
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
In addition, reconfiguring our IT systems or other business processes in response to changing business needs, or in connection with integrating acquired businesses, may be time-consuming and costly. To the extent this impacted our ability to react timely to specific market or business opportunities, our financial results would likely be harmed.
If we are unable to protect our intellectual property rights, our competitive position could be harmed or we could be required to incur significant expenses to enforce our rights.
We depend on our ability to protect our proprietary technology. We rely on trade secret, patent, copyright and trademark laws and confidentiality agreements with employees and third parties, all of which offer only limited protection. Despite our efforts, the steps we have taken to protect our proprietary rights may not be adequate to preclude misappropriation of our proprietary information or infringement of our intellectual property rights, and our ability to police such misappropriation or infringement is uncertain, particularly in countries outside of the U.S. Further, with respect to patent rights, we do not know whether any of our pending patent applications will result in the issuance of patents or whether the examination process will require us to narrow our claims, and even if patents are issued, they may be contested, circumvented or invalidated over the course of our business. The invalidation of any of our key patents could benefit our competitors by allowing them to more easily design products similar to ours. Moreover, the rights granted under any issued patents may not provide us with proprietary protection or competitive advantages, and competitors may in any event be able to develop similar or superior technologies to our own now or in the future. Protecting against the unauthorized use of our products, trademarks, and other proprietary rights is expensive, difficult and, in some cases, impossible. Litigation has been necessary in the past and may be necessary in the future to enforce or defend our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. For example, we are currently engaged in patent infringement litigation against Silver Peak Systems, in which both we and Silver Peak Systems assert patent infringement by the other party. Intellectual property litigation has resulted, and may in the future result, in substantial costs and diversion of management resources, and may in the future harm our business, operating results and financial condition. Furthermore, many of our current and potential competitors have the ability to dedicate substantially greater resources to enforce their intellectual property rights than we do. Accordingly, despite our efforts, we may not be able to prevent third parties from infringing upon or misappropriating our intellectual property.
Claims by others that we infringe their proprietary technology could harm our business.
Our industry is, and any industry or market that we may enter in the future may be, characterized by the existence of a large number of patents and frequent claims and related litigation regarding patent and other intellectual property rights. In the ordinary course of our business, we are involved in disputes and licensing discussions with others regarding their claimed proprietary rights and we cannot assure you that we will always successfully defend ourselves against such claims. Third parties have claimed and may in the future claim that our products or technology infringe their proprietary rights. We expect that infringement claims may increase as the number of products and competitors in any of our markets increases and overlaps occur. In addition, as we have gained greater visibility and market exposure as a public company, we face a higher risk of being the subject of intellectual property infringement claims. Any claim of infringement by a third-party, even those without merit, could cause us to incur substantial legal costs defending against the claim, and could distract our management from our business. Furthermore, we could be subject to a judgment or voluntarily enter into a settlement, either of which could require us to pay substantial damages. A judgment or settlement could also include an injunction, a court order or other agreement that could prevent us from offering our products. In addition, we might elect or be required to seek a license for the use of third-party intellectual property, which may not be available on commercially reasonable terms or at all, or if available, the payments under such license may harm our operating results and financial condition. Alternatively, we may be required to develop non-infringing technology, which could require significant effort and expense and may ultimately not be successful. Any of these events could seriously harm our business, operating results, and financial condition. Third parties may also assert infringement claims against our customers and channel partners. Any of these claims would require us to initiate or defend potentially protracted and costly litigation on their behalf, regardless of the merits of these claims, because we generally indemnify our customers and channel partners from claims of infringement of proprietary rights of third parties. If any of these claims succeed, or if we voluntarily enter into a settlement, we may be forced to pay damages on behalf of our customers or channel partners, which could have a material adverse effect on our business, operating results and financial condition.
Our international sales and operations subject us to additional risks that may harm our operating results.

In the years ended December 31, 2013, 2012, and 2011, we derived 41%, 45% and 45%, respectively, of our revenue from customers outside the U.S. We have personnel in numerous countries worldwide. We expect to continue to add personnel in additional countries. Our international sales and operations makes us subject to various U.S. and international laws and regulations, including those relating to antitrust, data protection, and business dealings with both commercial and governmental officials and organizations. Our international sales and operations subject us to a variety of additional risks, including:

•	the difficulty and cost of managing and staffing international offices and the increased travel, infrastructure, legal, and other compliance costs associated with multiple international locations;

•	difficulties in enforcing contracts and collecting accounts receivable, and longer payment cycles, especially in emerging markets;

•	tariffs and trade barriers and other regulatory or contractual limitations on our ability to sell or develop our products in certain foreign markets;

•	the effects of any political instability on the general willingness of our current and prospective customers to make capital commitments;

•	unfavorable changes in tax treaties or laws;

•	increased exposure to foreign currency exchange rate risk; and

•	reduced protection for intellectual property rights in some countries.
As we continue to expand our business globally, our success will depend, in large part, on our ability to anticipate and effectively manage these and other risks associated with our international sales and operations. Our failure to manage any of these risks successfully, or to comply with these laws and regulations, could harm our operations, reduce our sales, and harm our business, operating results and financial condition. For example, in certain foreign countries, particularly those with developing economies, certain business practices that are prohibited by laws and regulations applicable to us, such as the Foreign Corrupt Practices Act, may be more commonplace. Although we implement policies and procedures with the intention of ensuring compliance with these laws and regulations, our employees, contractors, and agents, as well as channel partners involved in our international sales, may take actions in violation of our policies. Any such violation could have an adverse effect on our business and reputation.
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

Starting in the first quarter of fiscal 2012, we entered into forward contracts designated as cash flow hedges to protect against foreign currency exchange rate risks. The effectiveness of our hedges depends on our ability to accurately forecast expenses denominated in non-U.S. dollar currencies. As a result, we could incur significant losses from our hedging activities if our forecasts are incorrect. In addition, our hedging activities may be ineffective or may not offset any or more than a portion of the adverse financial impact resulting from currency variations. Gains or losses associated with hedging activities also may impact our profitability.
International customers may also require that we localize our products. The product development costs for localizing the user interface of our products, both graphical and textual, could be a material expense to us if the software requires extensive modifications. To date, such changes have not been extensive, and the costs have not been material.
We are investing in engineering, sales, marketing, services, and infrastructure, and these investments may achieve delayed or lower than expected benefits, which could harm our operating results.
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
Our success is substantially dependent upon the performance of our senior management and key technical and sales personnel. Our management and employees can terminate their employment at any time, and the loss of the services of one or more of our executive officers or other key employees could harm our business. Our success also is substantially dependent upon our ability to attract additional personnel for all areas of our organization, particularly in our sales, research and development, and customer service departments. Competition for qualified personnel is intense, and we may not be successful in attracting and retaining such personnel on a timely basis, on competitive terms, or at all. Additionally, fluctuations or a sustained decrease in the price of our stock could affect our ability to attract and retain key personnel. When our stock price declines, our equity incentive awards may lose retention value, which may negatively affect our ability to attract and retain such key personnel. If we are unable to attract and retain the necessary technical, sales and other personnel on a cost-effective basis, our business, operating results and financial condition would be adversely affected.
We may not generate positive returns on our research and development investments.
Developing our products is expensive, and the investment in product development may involve a long payback cycle or may not generate additional revenue at all. For the year ended December 31, 2013, our research and development expenses were $189.7 million, or approximately 18% of our total revenue. Our future plans include significant investments in research and development and related product opportunities. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. These investments may take several years to generate positive returns, if ever.
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
We have expanded our operations significantly since inception, both organically and through acquisitions of complementary businesses and technologies, and anticipate that further significant expansion will be required. This growth is expected to continue to place significant demands on our management, infrastructure, and other resources. To manage our growth, we need to hire, integrate, and retain highly skilled and motivated employees. We will also need to continue to improve our financial and management controls, reporting systems, and procedures. We have an enterprise resource planning software system that supports our finance, sales, and inventory management processes. If we were to encounter delays or difficulties as a result of this system, including loss of data and decreases in productivity, our ability to properly run our business could be adversely impacted. If we do not effectively manage our growth, our business would be harmed.
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
Our products must interoperate with our customers' existing infrastructure, which often have different specifications, utilize multiple protocol standards, deploy products from multiple vendors, and contain multiple generations of products that have been added over time. If we find errors in the existing software or defects in the hardware used in our customers' infrastructure or problematic network configurations or settings, as we have in the past, we may have to modify our software or hardware so that our products will interoperate with our customers' infrastructure. In such cases, and others, our products may be unable to provide significant performance improvements for applications deployed in our customers' infrastructure. These issues could cause longer installation times for our products and could cause order cancellations, either of which would adversely affect our business, operating results and financial condition. In addition, government and other customers may require our products to comply with certain security or other certifications and standards. If our products are late in achieving or fail to achieve compliance with these certifications and standards, or our competitors achieve compliance with these certifications and standards, we may be disqualified from selling our products to such customers, or at a competitive disadvantage, which would harm our business, operating results, and financial condition.
If functionality similar to that offered by our products is incorporated into existing network infrastructure products, organizations may decide against adding our products to their network, which would harm our business.
Other providers of network infrastructure products, including our partners, are offering or announcing functionality aimed at addressing the problems addressed by our products. For example, Cisco Systems incorporates WAN optimization functionality into certain of its router blades. The inclusion of, or the announcement of intent to include, functionality perceived to be similar to that offered by our products in products that are already generally accepted as necessary components of network architecture or in products that are sold by more established vendors may have an adverse effect on our ability to market and sell our products. Furthermore, even if the functionality offered by other network infrastructure providers is more limited than our products, a significant number of customers may elect to accept such limited functionality in lieu of adding appliances from an additional vendor. Many organizations have invested substantial personnel and financial resources to design and operate their networks and have established deep relationships with other providers of network infrastructure products, which may make them reluctant to add new components to their networks, particularly from new vendors. In addition, an organization's existing vendors or new vendors with a broader product offering than ours may be able to offer concessions that we are not able to match because we currently offer a relatively focused line of products and have fewer resources than many of our competitors. If organizations are reluctant to add network infrastructure products from new vendors or otherwise decide to work with their existing vendors, our business, operating results, and financial condition will be adversely affected.
Our products are highly technical and may contain undetected software or hardware errors. These errors, and any related claims against our products, could cause harm to our reputation and our business.
Our products, including software product upgrades and releases, are highly technical and complex and, when deployed, are critical to the operation of many networks. Our products have contained and may contain undetected errors, defects, or security vulnerabilities. In particular, new products and product platforms may be subject to increased risk of hardware issues. Some errors in our products may be discovered only after a product has been installed and used by customers. Some of these errors may be attributable to third-party technologies incorporated into our products, which makes us dependent upon the cooperation and expertise of such third-parties for the diagnosis and correction of such errors. The diagnosis and correction of third-party technology errors is particularly difficult where our product features the RSP or VSP, because it is not always immediately clear whether a particular error is attributable to a technology incorporated into our product or to third-party software deployed by our customers on our product. In addition, where we have incorporated technology from a third-party, the solutions may be more complex and may lead to new technical errors that may prove difficult to diagnose and support. Any delay or mistake in the initial diagnosis of an error will result in a delay in the formulation of an effective action plan to correct such error. Any errors, defects, or security vulnerabilities discovered in our products after commercial release could result in loss of revenue or delay in revenue recognition, loss of customers and increased service and warranty cost, any of which could harm our reputation, business, operating results and financial condition. Any such errors, defects, or security vulnerabilities could also adversely affect the market's perception of our products and business. In addition, we could face claims for product liability, tort or breach of warranty, including claims relating to changes to our products made by our channel partners. Our contracts with customers contain provisions relating to warranty disclaimers and liability limitations, which may not be upheld. Defending a lawsuit, regardless of its merit, is costly and may divert management's attention and harm the market's perception of us and our products. In addition, if our business liability insurance coverage proves inadequate or future coverage is unavailable on acceptable terms or at all, our business, operating results and financial condition could be adversely impacted.
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
We sell our products directly or indirectly to the United States government and, in connection with such sales, we must comply with complex federal procurement and related laws and regulations, which may impose added costs on our business. For the year ended December 31, 2013, approximately 8% of our sales constituted sales made directly or indirectly to the United States government. The federal government audits and reviews the performance of federal contractors regarding contract terms, pricing practices, cost structure, and compliance with applicable laws, regulations and standards. Such an audit could result in an adverse finding, including a finding that we overcharged the government or failed to comply with applicable laws, regulations and standards. If a government audit or other investigation results in an adverse finding or uncovers improper or illegal activities, we may be required to restate previously reported operating results or we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines, and suspension or debarment from doing business with United States federal government agencies. We could face additional expense and delay if any of our competitors, or competitors of the prime contractors to which we serve as subcontractors, protest or challenge contract awards made to us or to our prime contractors pursuant to competitive bidding. In addition, United States government contracts contain provisions and are subject to laws and regulations that provide government customers with rights and remedies not typically found in commercial contracts; these remedies include rights to terminate for convenience on short notice, reduce or modify contracts or subcontracts, and claim rights in products and technology produced by us.
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
The Sarbanes-Oxley Act requires that we test our internal controls over financial reporting and disclosure controls and procedures. In particular, for the year ended December 31, 2013, we performed system and process evaluation and testing of our internal controls over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our compliance with Section 404 requires that we incur substantial expense and expend significant management time on compliance-related issues. Moreover, if we are not able to comply with the requirements of Section 404 in the future, or if we or our independent registered public accounting firm identify deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock may decline and we could be subject to sanctions or investigations by the Nasdaq Stock Market's Global Select Market, the SEC or other regulatory authorities, which would require significant additional financial and management resources.
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
We are exposed to financial risk associated with the global financial markets, including volatility in interest rates and uncertainty in the credit markets. Our exposure to market rate risk for changes in interest rates relates primarily to our $525 million 2013 senior credit facility and our investment portfolio. The primary objective of our investment activities is to preserve principal, maintain adequate liquidity and portfolio diversification while at the same time maximizing yields without significantly increasing risk. However, the valuation of our investment portfolio is subject to uncertainties that are difficult to predict. Factors that may impact its valuation include changes to credit ratings of the securities that we hold, interest rate changes, the ongoing strength and quality, and recent instability, of the global credit market, and liquidity. If the carrying value of our investments exceeds the fair value, and the decline in fair value is deemed to be other-than-temporary, we will be required to write down the value of our investments. Additionally, instability and uncertainty in the financial markets, as has been recently experienced, could result in the incurrence of significant realized or impairment losses associated with certain of our investments, which would reduce our net income.
If we need additional capital in the future, it may not be available to us on favorable terms, or at all.
We have historically relied on outside financing and cash flow from operations to fund our operations, capital expenditures and expansion, most recently through establishment of a $525 million senior credit facility. We may require additional capital from equity or debt financing in the future to fund our operations or respond to competitive pressures or strategic opportunities. We may not be able to secure timely additional financing on favorable terms, or at all. The terms of our current senior secured credit facility contain certain covenants that limit future borrowings and require that certain payments, investments and acquisitions meet defined leverage ratios, and any additional financing may place additional limits on our financial and operating flexibility. The terms of our current senior secured credit facility contains financial covenants that require the maintenance of minimum consolidated interest coverage and maximum consolidated leverage ratios. If we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us, if and when we require it, our ability to grow or support our business and to respond to business challenges could be significantly limited.
We have taken on significant debt, which will decrease our business flexibility and increase our interest expense.
We currently have a $600 million credit facility. This debt, together with certain covenants imposed on us in connection with incurring this debt, among other things, limits how we conduct our business, reduces our flexibility to respond to changing business and economic conditions and increases our interest expense. Our ability to pay interest and repay the principal for our indebtedness is dependent upon our ability to manage our business operations, generate sufficient cash flows to service such debt and the other factors discussed in this section. There can be no assurance that we will be able to manage any of these risks successfully.  We may also need to refinance a portion of our outstanding debt as it matures. There is a risk that we may not be able to refinance existing debt or that the terms of any refinancing may not be as favorable as the terms of our existing debt. Furthermore, if prevailing interest rates or other factors at the time of refinancing result in higher interest rates upon refinancing, then the interest expense relating to that refinanced indebtedness would increase.  In addition, the covenants in our credit facility limit our ability to, among other things, obtain additional financing, make acquisitions or other investments, repurchase our stock or pay dividends. These limitations could adversely affect our financial condition and results of operations.

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
The trading prices of the securities of technology companies, including our own, have been highly volatile. Further, our common stock has a limited trading history. Since our initial public offering in September 2006 through December 31, 2013, our stock price, after adjusting for our 2:1 stock split in the form of a stock dividend effected in November 2010, has fluctuated from a low of $3.55 to a high of $44.70. The market price of our common stock has at times reflected a higher multiple of expected future earnings than many other companies. As a result, even small changes in investor expectations regarding our future growth and earnings, whether as a result of actual or rumored financial or operating results, changes in the mix of products and services sold, acquisitions, industry changes, or other factors, could result in, and have recently resulted in, significant fluctuations in the market price of our common stock.
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

•	significant sales or purchases, or announcement of significant sales or purchases, of our common stock by us or our stockholders, including our directors and executive officers;

•	announcements by or about us regarding events or news adverse to our business;

•	market conditions in our industry, the industries of our customers and the economy as a whole;

•	adoption or modification of regulations, policies, procedures or programs applicable to our business;

•	actions taken by stockholders and others, including in connection with a potential offer to acquire us;

•	an announced acquisition of or by a competitor; and

•	an announced acquisition of or by us. For example, our stock price declined immediately after the announcement by us of our intention to acquire OPNET.
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
Our business could be negatively affected as a result of actions of stockholders or others.
In January 2014, we announced that our Board of Directors had rejected an unsolicited proposal by Elliott Management Corporation to acquire all of our outstanding shares of common stock. There can be no assurance that Elliott Management Corporation or another third party will not make an unsolicited takeover proposal in the future or take other action to acquire control of us. Considering and responding to a future proposal is likely to result in significant additional costs to us, and future acquisition proposals, other stockholder actions to acquire control and the litigation that often accompanies them, if any, are likely to be costly and time-consuming and may disrupt our operations and divert the attention of management and our employees from executing our strategic plan. Additionally, perceived uncertainties as to our future direction as a result of stockholder activism or potential changes to the composition of the Board of Directors may lead to the perception of a change in the direction of our business or other instability, which may be exploited by our competitors, cause concern to our current or potential customers, and make it more difficult to attract and retain qualified personnel. If customers choose to delay, defer or reduce transactions with us or do business with our competitors instead of us because of any such issues, then our business, operating results, and financial condition would be adversely affected.
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
On November 11, 2013, we implemented a stockholder rights plan, also called a poison pill, which may have the effect of discouraging or preventing a change of control of us by, among other things, making it uneconomical for a third-party to acquire us on a hostile basis.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
We lease approximately 102,358 square feet of office space in San Francisco, California pursuant to a lease that expires in 2014. In February 2012, we entered into a lease for approximately 167,000 square feet of office space in San Francisco, California, for our new worldwide corporate headquarters. We lease a research and development facility of approximately 82,000 square feet of office space in Bethesda, MD held under two leases. We lease a research and development facility of approximately 67,000 square feet of office space in Sunnyvale, California. These leases expire in 2016 and 2024, respectively. We maintain support centers in New York, the San Francisco Bay Area, Bethesda, Amsterdam, London, Singapore, Sydney and Tokyo, and sales offices in multiple locations worldwide. We believe that our current facilities are suitable and adequate to meet our current needs, and we intend to add new facilities or expand existing facilities as necessary.

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
At this time we are unable to estimate any range of reasonably possible loss relating to these actions. Trial of our claims against Silver Peak Systems is currently stayed pending a separate U.S. Patent and Trademark Office proceeding. In anticipation of the trial of Silver Peak Systems' claims against us, the Court issued a partial summary judgment finding of direct infringement of U.S. patent number 7,948,921, but reserved for trial a number of additional factors that have yet to be proved but are required for a verdict of infringement, and has not yet addressed the validity of that patent. This trial is currently scheduled to begin on March 24, 2014. We believe that we have meritorious defenses to the counterclaims against us, and we intend to vigorously contest these counterclaims.
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
In October 2012 we served the representative of the Zeus shareholders, as lead defendant and proposed defendant class representative for all other similarly situated former shareholders of Zeus, with a lawsuit, filed in the

Superior Court of the State of California, for declaratory relief.  The lawsuit seeks declaratory judgment that, among other things, (a) Riverbed is not in breach of the share purchase agreement, and (b) Riverbed does not owe any acquisition-related contingent consideration under the share purchase agreement because the necessary conditions precedent to the payment of acquisition-related contingent consideration did not occur. In November 2012, the representative of the Zeus shareholders filed a cross-complaint against Riverbed and Riverbed Technology Limited in the Superior Court of the State of California. The cross-complaint claims breach of contract and breach of the covenant of good faith and fair dealing, and seeks declaratory judgment that Riverbed has breached the share purchase agreement and that the entire $27.0 million in contingent consideration is payable to Zeus shareholders. Discovery is ongoing, and the Court has approved a class treatment of the former shareholders, though several have declined to participate. The trial is currently scheduled for November 3, 2014. We believe that the contention of the representative of the Zeus shareholders, and the Court-appointed class representatives for shareholders, is without merit and intend to vigorously defend our determination.

In November 2012 we received a grand jury subpoena issued by the United States District Court for the Eastern District of Virginia. The subpoena requested documents related to certain federal government contracting matters, including a $19.0 million transaction involving the sale of our products and services by a Riverbed reseller to an agency of the federal government in 2009. In January 2014 we received a notice that the Civil Division of the United States Attorney’s Office for the Eastern District of Virginia has opened a civil investigation into the same matters.
From time to time, we are subject to various legal proceedings, claims and litigation arising in the ordinary course of business. We do not believe we are party to any currently pending legal proceedings the outcome of which would have a material adverse effect on our financial position, results of operations, or cash flows.
There can be no assurance that existing or future legal proceedings arising in the ordinary course of business or otherwise will not have a material adverse effect on our financial position, results of operations, or cash flows.

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

	Fiscal Year 2013		Fiscal Year 2012
	High	Low	High	Low
First Quarter	$21.39	$14.46	$30.73	$22.93
Second Quarter	$16.75	$13.83	$29.20	$14.90
Third Quarter	$17.94	$14.43	$23.89	$13.30
Fourth Quarter	$19.38	$13.77	$24.23	$16.30
The last reported sale price for our common stock on the Nasdaq Global Select Market was $19.99 per share on February 7, 2014.
Dividend Policy
We have never paid any cash dividends on our common stock. Our Board of Directors (Board) currently intends to retain any future earnings to support operations and to finance the growth and development of our business and does not intend to pay cash dividends on our common stock for the foreseeable future. Any future determination related to our dividend policy will be made at the discretion of our Board.
On November 10, 2013, our Board authorized and declared a dividend distribution of one right (a Right) for each outstanding share of common stock, par value $0.0001 per share (the Common Shares), of Riverbed to stockholders of record at the close of business on November 21, 2013 (the Record Date). Each Right entitles the registered holder to purchase from us one one-thousandth of a share of Series A Participating Preferred Stock, par value $0.0001 per share (the Preferred Shares), of Riverbed at an exercise price of $75.00 per one one-thousandth of a Preferred Share, subject to adjustment (the Exercise Price). The complete terms of the Rights are set forth in a Preferred Shares Rights Agreement (the Rights Agreement), dated as of November 11, 2013 and as amended November 27, 2013, between us and Computershare Trust Company, N.A., as rights agent. Subject to certain exceptions specified in the Rights Agreement, the Rights will separate from the Common Shares and become exercisable following (i) the 10th business day (or such later date as may be determined by the Board) after the public announcement that a person or group of affiliated or associated persons (an Acquiring Person) has acquired beneficial ownership of 10% (or 20% in the case of certain institutional investors who report their holdings on Schedule 13G) or more of the Common Shares or (ii) the 10th business day (or such later date as may be determined by the Board) after a person or group announces a tender or exchange offer that would result in ownership by a person or group of 10% (or 20% in the case of certain institutional investors who report their holdings on Schedule 13G) or more of the Common Shares. Until such a time, the Rights are inseparable from our common stock. The Rights have a de minimus fair value. The Rights Agreement expires November 11, 2014.
Stockholders
As of February 7, 2014, there were 270 registered stockholders of record of our common stock. Because many of our shares of common stock are held by brokers or other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by the record holders.

Stock Performance Graph
The graph set forth below compares the cumulative total stockholder return on our common stock between December 31, 2008 and December 31, 2013, with the cumulative total return of (i) the Nasdaq Computer Index and (ii) the Nasdaq Composite Index, over the same period. This graph assumes the investment of $100 on December 31, 2008 in our common stock, the Nasdaq Computer Index and the Nasdaq Composite Index, and assumes the reinvestment of dividends, if any. We have never paid dividends on our common stock and have no present plans to do so.
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
Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Share Repurchase Programs
On August 19, 2011, our Board authorized a Share Repurchase Program (the Program), which authorizes us to repurchase up to $150.0 million of our outstanding common stock. On May 17, 2012, our Board approved a $150.0 million increase to the Program. On August 19, 2013, the Board announced a $200.0 million increase to the Program. The Program does not require us to purchase a minimum number of shares, and may be suspended, modified or discontinued at any time without prior notice. The timing and amounts of these purchases are based on market conditions and other factors, including price, regulatory requirements and capital availability. The share repurchases were financed by available cash balances and cash from operations.
In October 2013, we entered into a collared accelerated share repurchase agreement (the ASR Contract) with a financial institution under which we repurchased shares of our own common stock with an aggregate value of $75.0 million. The exact number of shares to be repurchased was to be determined by the average of the daily volume weighted average prices of shares traded during the term of the ASR Contract, subject to collar provisions that established a minimum and maximum number of shares to be repurchased. During the fourth quarter of 2013, pursuant to the ASR Contract, a total of 4.5 million shares were delivered to us and retired, which represented an average share price of approximately $16.74 for the transaction period. The up-front payment of $75.0 million was accounted for as a reduction to stockholders’ equity in our consolidated balance sheet.
Share repurchases under the repurchase program during the three months ended December 31, 2013, were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs

October 1, 2013 – October 31, 2013	—	$—	—	$212,735,516
November 1, 2013 – November 30, 2013	4,481,518	$16.74	4,481,518	$137,735,516
December 1, 2013 – December 31, 2013	—	$—	—	$137,735,516
Total	4,481,518	$16.74	4,481,518	$137,735,516

Item 6.	Selected Financial Data
The following selected consolidated financial data should be read in conjunction with our audited consolidated financial statements and related notes thereto and with Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are included in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended December 31, 2013, 2012 and 2011, and the selected consolidated balance sheet data as of December 31, 2013 and 2012 are derived from, and are qualified by reference to, the audited consolidated financial statements included in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended December 31, 2010 and 2009, and the consolidated balance sheet data as of December 31, 2011, 2010 and 2009 are derived from audited consolidated financial statements, which are not included in this Annual Report on Form 10-K.

(in thousands, except per share amounts)	Year ended December 31,
	2013	2012	2011	2010	2009
Consolidated Statement of Operations Data:
Revenue:
Product	$614,498	$548,141	$501,376	$380,277	$267,885
Support and services	426,535	288,719	225,100	171,612	126,261
Total revenue	1,041,033	836,860	726,476	551,889	394,146
Cost of revenue:
Cost of product (1) (2)	164,774	124,406	105,150	81,998	61,052
Cost of support and services (1) (2)	117,157	80,412	68,925	50,750	37,916
Total cost of revenue (1) (2)	281,931	204,818	174,075	132,748	98,968
Gross profit	759,102	632,042	552,401	419,141	295,178
Operating expenses
Sales and marketing (1) (2)	469,200	328,657	272,635	225,052	177,487
Research and development (1) (2)	189,654	146,108	122,964	87,117	69,164
General and administrative (1) (2)	73,339	60,594	59,699	47,382	38,080
Acquisition-related costs (3)	18,322	726	5,211	3,343	104
Total operating expenses	750,515	536,085	460,509	362,894	284,835
Operating income	8,587	95,957	91,892	56,247	10,343
Other (expense) income, net (4)	(35,152)	(1,924)	154	724	1,042
Income (loss) before income taxes	(26,565)	94,033	92,046	56,971	11,385
Provision for (benefit from) income taxes	(14,147)	39,436	28,239	22,813	4,300
Net income (loss)	$(12,418)	$54,597	$63,807	$34,158	$7,085
Net income (loss) per common share:
Basic	$(0.08)	$0.35	$0.41	$0.24	$0.05
Diluted	$(0.08)	$0.33	$0.38	$0.22	$0.05
Shares used in computing net income (loss) per common share:
Basic	162,707	156,205	154,411	145,012	138,400
Diluted	162,707	164,570	166,900	155,999	143,080

(1)	Includes stock-based compensation and related payroll tax expenses as follows:

	Year ended December 31,
(in thousands)	2013	2012	2011	2010	2009
Cost of product	$1,241	$1,011	$1,075	$578	$453
Cost of support and services	9,015	7,080	7,001	5,805	4,540
Sales and marketing	41,752	36,639	38,249	30,529	25,453
Research and development	26,157	29,734	29,599	20,616	14,389
General and administrative	14,636	18,007	21,275	16,420	11,873
Total stock-based compensation and related payroll tax expenses	$92,801	$92,471	$97,199	$73,948	$56,708

(2)
Includes costs resulting from acquisitions including amortization of purchased intangibles, retention bonuses for acquired employees, termination benefits, and contingent consideration to be paid to employees recorded as compensation expense:

	Year ended December 31,
(in thousands)	2013	2012	2011	2010	2009
Cost of product	$50,170	$16,411	$9,916	$3,883	$2,546
Cost of support and services	9,138	125	—	—	—
Sales and marketing	98,308	10,964	5,229	2,481	2,535
Research and development	26,577	1,807	2,858	1,005	856
General and administrative	15,832	23	26	324	534
Total costs	$200,025	$29,330	$18,029	$7,693	$6,471

(3)
Acquisition-related costs include transaction costs, integration costs, termination benefits, facilities exit costs, changes in the fair value of acquisition-related contingent consideration, other non-recurring, or redundant costs to integrate an acquired company into Riverbed's systems and operations.

(4)
Fiscal year 2013 includes a $12.3 million write-off of deferred debt issuance costs related to the pay-off of the 2012 Credit Facility (see Note 13 - Borrowings in the Notes to Consolidated Financial Statements). Fiscal year 2012 and 2011 include foreign exchange losses related to the revaluation of the acquisition-related transactions.

	As of December 31,
(in thousands)	2013	2012	2011	2010	2009
Consolidated Balance Sheet Data
Cash and cash equivalents	$208,022	$280,509	$215,476	$165,726	$67,749
Short and long-term investments	324,014	249,081	377,887	335,414	257,938
Working capital	268,303	309,973	350,856	374,898	281,965
Total assets	1,897,598	2,024,339	1,031,199	736,081	505,279
Total borrowings	525,000	572,141	—	—	—
Common stock and additional paid-in-capital	702,928	757,777	631,921	518,052	367,236
Stockholders’ equity	828,639	894,222	711,064	537,420	352,307

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Overview
We were founded in May 2002 by experienced industry leaders with a vision to improve the performance of wide-area distributed computing. We began commercial shipments of our Steelhead products in May 2004 and have since sold our products to approximately 25,000 customers worldwide, including customers resulting from acquisitions. We have two product lines:

•
Application Acceleration product line, which includes our wide area network (WAN) optimization products, including Steelhead and Granite, our Stingray virtual application delivery controllers (ADCs), and our Whitewater cloud storage delivery products; and

•
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
The Riverbed Strategy
Our goal is to develop solutions that are widely recognized as the preeminent performance and efficiency standard for organizations of all sizes and geographies. Key elements of our strategy include:

•
Enhance our customers’ performance - Riverbed is the performance company. Our vision is to provide the most complete platform for location independent computing to ensure flawless application performance and the best user experience. This will allow customers to turn distance and location into competitive advantage by letting business objectives - not technical constraints - drive where and how applications and data are hosted and delivered for optimal business performance. Our vision focuses on the intersection of applications, networks, and storage, and brings customers a single, unified view of performance in their distributed environment.

•
Maintain and extend our technological advantages - We believe that we offer the broadest ability to enable rapid and reliable access to applications and data for our customers. We intend to enhance our position as a leader and innovator in the WAN optimization, branch converged infrastructure, application delivery controller and performance management markets. We also intend to continue to sell new capabilities, such as our solutions oriented toward cloud environments, into our installed base and to new customers. Continuing investments in research and development are critical to maintaining our technological advantage.

•	Transform from a single-product to platform company - We have introduced enhancements to our product capabilities in order to address our customers' size and application requirements. We have also introduced new products to extend our market and utilize our technology platform to extend our capabilities.

•
Extend our technology partner ecosystem - We work with a broad and diverse ecosystem of partners to extend the value of our platform and deliver a range of implementation, integration and value added services. We have enhanced our product capabilities via integration of and interoperability with partner technologies.

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

Major Trends Affecting Our Financial Results
Company outlook
We believe that our current value proposition, which enables customers to improve the performance of their applications and access to their data across WANs by integrating performance acceleration and performance management solutions, while also offering the ability to simplify IT infrastructure and realize significant capital and operating cost savings, should allow us to continue to grow our business. Our product revenue growth rate will depend significantly on continued growth in the WAN optimization, storage delivery, APM, NPM, and ADC markets, our ability to continue to attract new customers in those markets and our ability to generate additional sales from existing customers. Our growth in support and services revenue is dependent upon increasing the number of products under support contracts, which is dependent on both growing our installed base of customers and renewing existing support contracts. Our future profitability and rate of growth will be directly affected by the continued acceptance of our products in the marketplace, as well as the timing and size of orders, product mix, average selling prices and costs of our products and general economic conditions. Our ability to achieve profitability in the future will also be affected by the extent to which we must incur additional expenses to expand our sales, support, marketing, development, and general and administrative capabilities to grow our business. The largest component of our expenses is typically personnel costs. Personnel costs consist of salaries, benefits and incentive compensation for our employees, including commissions for sales personnel and stock-based compensation.
Revenue
Our revenue has grown rapidly since we began shipping products in May 2004, increasing from $2.6 million in 2004 to $1.0 billion in 2013. Revenue grew by 24% in 2013 from $836.9 million in 2012. We believe that our revenue growth is a positive sign that our products, support and services have a significant value proposition to our customers and that the markets that we compete in are still expanding. In 2013, revenue has been favorably impacted by $159.9 million as compared to 2012 related to our acquisition of OPNET in December 2012.
Costs and Expenses
Operating expenses consist of sales and marketing, research and development, general and administrative expenses, and acquisition-related costs. Operating expenses from our OPNET acquisition, including acquisition related amortization of acquired intangibles of $48.4 million and acquisition and integration related costs of $18.3 million, are the most significant contributor to the increase in operating expenses in 2013 as compared to 2012. Personnel-related costs, including stock-based compensation, are the most significant component of each of these expense categories. Increased personnel-related costs were also the most significant driver behind the increase in costs and operating expenses in 2012 as compared to 2011. The increase in personnel-related costs reflects our investment in supporting our increased revenue and expanding our product offerings through strategic transactions. The timing and number of additional hires has and could materially affect our operating expenses, both in dollar amount and as a percentage of revenue, in any particular period.

Stock-based Compensation Expense
Stock-based compensation expense and related payroll taxes were $92.8 million, $92.5 million, and $97.2 million in the years ended December 31, 2013, 2012 and 2011 respectively. We expect to continue to incur increasing stock-based compensation expense as we expect stock-based compensation to continue to play an important part in the overall compensation structure for our employees.
Stock-based compensation expense and related payroll tax was as follows:

	Year ended December 31,
(in thousands)	2013	2012	2011
Cost of product	$1,241	$1,011	$1,075
Cost of support and services	9,015	7,080	7,001
Sales and marketing	41,752	36,639	38,249
Research and development	26,157	29,734	29,599
General and administrative	14,636	18,007	21,275
Total stock-based compensation expense and related payroll taxes	$92,801	$92,471	$97,199
Acquisitions
On December 18, 2012, we completed our acquisition of OPNET to extend our NPM business into the APM market. The addition of OPNET's broad-based family of APM products and Network Engineering, Operations and Planning (NEOP) products enhance our position in the NPM and APM markets and enables us to provide customers with an integrated solution that both monitors and accelerates network and application performance. The total acquisition date fair value of consideration transferred was $980.2 million, which included cash payments of $857.0 million, common stock issued of $122.6 million and the fair value of options assumed of $0.6 million.
During the year ended December 31, 2013, the OPNET acquisition contributed $159.9 million in revenue as compared to $5.5 million for the year ended December 31, 2012. The revenues of OPNET are included in our consolidated results for the periods presented subsequent to the acquisition date and are part of our Performance Management product line. Included in total Cost of product revenue for the year ended December 31, 2013 was OPNET acquisition-related intangible amortization of $32.9 million. Included in total operating expenses for the year ended December 31, 2013 was OPNET acquisition-related intangible amortization of $48.4 million.
During the first quarter of 2012, we purchased certain assets of Expand Networks Ltd. (Expand), including its intellectual property for $6.5 million.
During fiscal 2011, we acquired Zeus Technology Ltd. (Zeus) and Aptimize Ltd. (Aptimize) to expand our product offerings in the virtual ADC and web content optimization markets. Combined, the total acquisition date fair value of consideration transferred was approximately $136.7 million.
Seasonality
Our operating results may be affected by seasonal buying patterns. Historically, we have experienced a stronger seasonal revenue cycle in the fourth fiscal quarter and lowest in our first fiscal quarter.

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

The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following: revenue recognition, stock-based compensation, accounting for business combinations including the fair value measurement of contingent consideration, goodwill, intangible assets and impairment assessments, accounting for income taxes, and inventory valuation. Our critical accounting policies have been discussed with the Audit Committee of the Board of Directors.
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
Support and services consist of support services, professional services, and training. Support services include repair and replacement of defective hardware appliances, software updates and access to technical support personnel. Software updates provide customers with rights to unspecified software product upgrades and to maintenance releases and patches released during the term of the support period on a when-and-if-available basis. Open-enrollment training services which are delivered on a when-and-if-available basis may be bundled with support services. Revenue for support services is recognized on a straight-line basis over the service contract term, which is typically one to three years. Professional services are recognized upon delivery or completion of performance. Professional service arrangements are typically short term in nature and are largely completed within 90 days from the start of service. Training services are recognized upon delivery of the training.
Our fees are typically considered to be fixed or determinable at the inception of an arrangement, generally based on specific products and quantities to be delivered. Substantially all of our contracts do not include rights of return or acceptance provisions. To the extent that our agreements contain such terms, we recognize revenue once the acceptance provisions or right of return lapses. Payment terms to customers generally range from net 30 to 90 days. In the event payment terms are provided that significantly differ from our standard business practices, the fees may be deemed to not be fixed or determinable and revenue is recognized when the payments become due, provided the remaining criteria for revenue recognition have been met.
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
The expected term represents the period that stock options are expected to be outstanding. We estimated the expected term based on historical exercise patterns and post vesting termination behavior. We estimated the expected volatility of stock options using a blended historical and implied volatility data. The computation of expected volatility for the Purchase Plan is based on our historical volatility.

Accounting for Business Combinations
In our business combinations, we are required to recognize all the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. Further, acquisition-related costs are recognized separately from the acquisition and expensed as incurred; restructuring costs are generally expensed in periods subsequent to the acquisition date; changes in the estimated fair value of contingent consideration after the initial measurement on the acquisition date are recognized in earnings in the period of the change in estimate; and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period are recognized as a component of provision for (benefit from) income taxes. In addition, the fair value of in-process research and development (R&D) is recorded as an indefinite-lived intangible asset until the underlying project is completed, at which time the intangible asset is amortized over its estimated useful life, or abandoned, at which time the intangible asset is expensed.
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
Goodwill, Intangible Assets and Impairment Assessments
Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets. Goodwill is tested for impairment at least annually (more frequently if certain indicators are present). In the event that we determine that the fair value of our reporting unit is less than the reporting unit’s carrying value, we will incur an impairment charge for the amount of the difference during the quarter in which the determination is made.
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
Recoverability of indefinite lived intangible assets is measured by comparison of the carrying amount of the asset to fair value as measured by the future discounted cash flow the asset is expected to generate. In the event that we determine that the fair value of an intangible asset is less than the carrying value, we will incur an impairment charge for the amount of the difference during the period in which the determination is made. No material impairments of intangible assets were identified during any of the periods presented.

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
Inventory Valuation
Inventory consists of hardware and related component parts and is stated at the lower of cost (on a first-in, first-out basis) or market. A portion of our inventory relates to evaluation units located at customer locations, as some of our customers test our equipment prior to purchasing. Inventory that is obsolete or in excess of our forecasted demand is written down to its estimated realizable value based on historical usage, expected demand, and with respect to evaluation units, the historical conversion rate, the age of the units, and the estimated loss of utility. Inherent in our estimates of market value in determining inventory valuation are estimates related to economic trends, future demand for our products, the timing of new product introductions and technological obsolescence of our products. Inventory write-downs, including estimated loss of utility on evaluation units, are recognized as cost of product and amounted to approximately $11.2 million, $6.7 million and $7.1 million for the years ended December 31, 2013, 2012 and 2011, respectively.
Results of Operations
Revenue
We derive our revenue from sales of our appliances and software licenses and from support and services. Product revenue primarily consists of revenue from sales of our Application Acceleration and Performance Management products and is typically recognized upon delivery. Support revenue provides customers the right to receive unspecified software product upgrades, maintenance releases issued when-and-if-available during the support period, hardware repair, and access to technical support personnel. Support revenue is recognized ratably over the contractual period, which is typically one to three years. Service revenue includes professional services and training and is recognized as the services are performed.

	Year ended December 31,
(dollars in thousands)	2013	2012	2011
Total Revenue	$1,041,033	$836,860	$726,476
Total Revenue by Type:
Product	$614,498	$548,141	$501,376
Support and services	$426,535	$288,719	$225,100
% Revenue by Type:
Product	59%	65%	69%
Support and services	41%	35%	31%
Total Revenue by Geography:
United States	$611,469	$463,534	$402,157
Other Americas	38,351	31,373	35,788
Americas	$649,820	$494,907	$437,945
Europe, Middle East and Africa	$258,357	$225,652	$187,425
Asia Pacific	$132,856	$116,301	$101,106
% Revenue by Geography:
United States	59%	55%	55%
Other Americas	3%	4%	5%
Americas	62%	59%	60%
Europe, Middle East and Africa	25%	27%	26%
Asia Pacific	13%	14%	14%
Total Revenue by Product Line:
Application Acceleration	$807,469	$767,037	$677,764
Performance Management	$233,564	$69,823	$48,712
% Revenue by Product Line:
Application Acceleration	78%	92%	93%
Performance Management	22%	8%	7%
Total Revenue by Sales Channel:
Direct	$158,714	$43,526	$32,627
Indirect	$882,319	$793,334	$693,849
% Revenue by Sales Channel:
Direct	15%	5%	4%
Indirect	85%	95%	96%
December 31, 2013 Compared to 2012:  Revenue increased by 24% in 2013 as compared to 2012 with a significant portion of the growth coming from acquisitions. Product revenue increased by 12% in 2013, which was primarily due to acquisitions and an increase in unit volume from increasing sales to existing customers. The OPNET acquisition in December 2012 contributed $159.9 million and $5.5 million in total revenue in 2013 and 2012, respectively. As of December 31, 2013, our products had been sold to approximately 25,000 customers compared to approximately 22,000 as of December 31, 2012.
Substantially all of our customers purchase support when they purchase our products. Support and services revenue increased 48% in 2013 as compared to 2012 reflective of the significant support and service component of the acquired OPNET business. Support and services revenue as a percentage of total revenues increased over the prior year due primarily to the OPNET acquisition and also to growth in our customer base. As our customer base grows, we expect our revenue generated from support and services to increase.
We derived 85% of our revenue from indirect channels in 2013 compared to 95% in 2012. The decrease in the percentage of revenue from the indirect channels in 2013 as compared to 2012 was due to OPNET's higher proportion of direct sales. We expect indirect channel revenue to continue to represent a substantial majority of our revenue.

We generated 41% and 45% of our revenue in the years ended December 31, 2013 and 2012, respectively, from international locations outside of the United States (U.S.). The decrease in international revenue as a percent of total revenue was due to OPNET’s higher proportion of U.S. based sales. We continue to expand into international locations and introduce our products in new markets and expect international revenue to increase in dollar amount over time.
2012 Compared to 2011:    Total revenue increased by 15% in 2012 as compared to 2011. Product revenue increased by 9% in 2012 due primarily to an increase in unit volume from increasing sales to existing customers and the addition of new customers. The acquisition of OPNET in December 2012 added $5.5 million in revenue in 2012. As of December 31, 2012, our products had been sold to over 22,000 customers, including OPNET customers, compared to approximately 17,000 as of December 31, 2011.
Support and services revenue increased 28% in 2012 as compared to 2011. Support and services revenue as a percentage of total revenues increased over the prior year as our installed base grew and the renewal rate of support contracts by existing customers remained stable.
We generated 45% of our revenue in the years ended December 31, 2012 and 2011 from locations outside of the U.S.
Cost of Revenue and Gross Margin
Cost of product revenue consists of the personnel costs of manufacturing management, costs of the appliance hardware, manufacturing, shipping and logistics costs, expenses for inventory obsolescence, warranty obligations, and amortization of acquisition-related intangibles. We utilize third parties to assist in the design and manufacture of our appliance hardware, embed our proprietary software on our appliance hardware and perform shipping logistics.
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

	Year ended December 31,
(dollars in thousands)	2013	2012	2011
Cost of revenue:
Cost of product	$164,774	$124,406	$105,150
Cost of support and services	117,157	80,412	68,925
Total cost of revenue	281,931	204,818	174,075

Gross profit	$759,102	$632,042	$552,401

Gross margin for product	73%	77%	79%
Gross margin for support and services	73%	72%	69%
Total gross margin	73%	76%	76%
December 31, 2013 Compared to 2012:    The total cost of product revenue increased $40.4 million, or 32.4%, in the year ended December 31, 2013 compared to the year ended December 31, 2012, due primarily to an increase in the amortization of OPNET acquisition-related intangible assets of $31.5 million. Inventory write-downs increased $4.4 million primarily related to the loss of utility of our evaluation inventory.
Cost of support and services revenue increased $36.7 million, or 45.7%, primarily as a result of the increased professional services headcount domestically and abroad as a result of the acquisition of OPNET.

Gross margin was 73% in the year ended December 31, 2013 compared to 76% in the year ended December 31, 2012. Product gross margin decreased to 73% in the year ended December 31, 2013 from 77% in the year ended December 31, 2012 primarily as a result of an increase in amortization of the OPNET acquisition-related intangible assets. Gross margin for support and services increased slightly to 73% in the year ended December 31, 2013 compared to 72% in the year ended December 31, 2012, primarily due to a change in services mix with more professional services.
2012 Compared to 2011:    The total cost of product revenue increased $19.3 million, or 18%, in the year ended December 31, 2012 compared to the year ended December 31, 2011. The cost of product sold increased $6.2 million, or 9%, primarily associated with greater volume of products shipped for higher revenue. The cost of product revenue increase was also attributable to increased amortization of acquisition-related intangible assets of $6.2 million, $3.5 million related to increased shipping costs consistent with our higher volume and $1.1 million due to increased cost of hard-drives.
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
Gross margin remained at 76% in the year ended December 31, 2012 compared to the year ended December 31, 2011. Product gross margin decreased to 77% in the year ended December 31, 2012 from 79% in the year ended December 31, 2011 as a result of an increase in amortization of acquisition-related intangible assets, and increased shipping costs related to new product introductions. Gross margin for support and services increased to 72% in the year ended December 31, 2012 compared to 69% in the year ended December 31, 2011, primarily due to the elimination of certain redundant transportation and warehousing costs as we converted to a new logistics provider.
Sales and Marketing Expenses
Sales and marketing expenses represent the largest component of our operating expenses and include personnel costs, sales commissions, marketing programs and facilities costs. Marketing programs are intended to generate revenue from new and existing customers, and are expensed as incurred. We plan to continue to make investments in sales and marketing with the intent to add new customers and increase penetration within our existing customer base by further leveraging sales personnel worldwide, expanding our domestic and international sales and marketing activities, increasing channel penetration, building brand awareness and sponsoring additional marketing events. We expect future sales and marketing expenses to continue to increase and continue to be our most significant operating expense. Generally, sales personnel are not immediately productive and sales and marketing expenses do not immediately result in increased revenue. Hiring additional sales personnel reduces short-term operating margin until the sales personnel become productive and generate revenue. Accordingly, the timing of sales personnel hiring and the rate at which they become productive will affect our future performance.

	Year ended December 31,
(dollars in thousands)	2013	2012	2011
Sales and marketing expenses	$469,200	$328,657	$272,635
Percent of total revenue	45%	39%	38%
December 31, 2013 Compared to 2012:    Sales and marketing expenses increased by $140.5 million, or 42.8%, in the year ended December 31, 2013 compared to the year ended December 31, 2012, primarily due to increases in personnel costs of $71.9 million and increases in marketing-related programs and travel of $11.2 million. The increase in personnel costs, which include salaries, commissions, bonuses and related benefits and stock-based compensation, was primarily due to an increase in sales and marketing employees as a result of the OPNET acquisition. Amortization of the intangibles acquired in the OPNET acquisition also contributed $45.6 million to the increase in sales and marketing expense.
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

	Year ended December 31,
(dollars in thousands)	2013	2012	2011
Research and development expenses	$189,654	$146,108	$122,964
Percent of total revenue	18%	17%	17%
December 31, 2013 Compared to 2012:    R&D expenses increased by $43.5 million, or 29.8%, in the year ended December 31, 2013 compared to the year ended December 31, 2012, primarily due to increases in personnel costs of $36.8 million. The increase in personnel costs, which include salaries, bonuses and related benefits and stock-based compensation, was primarily a result of the OPNET acquisition, as well as continued investment in R&D as we develop new products and make further enhancements to existing products.
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

	Year ended December 31,
(dollars in thousands)	2013	2012	2011
General and administrative expenses	$73,339	$60,594	$59,699
Percent of total revenue	7%	7%	8%
December 31, 2013 Compared to 2012:    G&A expenses increased by $12.7 million, or 21.0%, in the year ended December 31, 2013 compared to the year ended December 31, 2012, primarily due to an increase in personnel costs of $3.5 million and an increase in outside services of $5.3 million, of which $3.2 million related to legal fees to defend our intellectual property. The overall increase, other than legal fees, was primarily due to an increase in G&A employees as a result of the OPNET acquisition.
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

Acquisition-Related Costs
Acquisition-related costs include changes in the fair value of acquisition-related contingent consideration, transaction costs, integration costs. Transaction costs include advisory, legal and other professional fees directly associated with concluding an acquisition. Integration related costs include integration project management consulting, acquired employee retention bonuses, one-time termination benefits, facility exit costs and other non-recurring, or redundant costs to integrate an acquired company into Riverbed's systems and operations. We expect to continue to incur integration costs primarily associated with our facilities rationalization and sales force integration plans, but expect the ongoing costs to be lower than the 2013 levels.
The following table summarizes the acquisition-related costs, including changes in the fair value of the acquisition-related contingent consideration, transaction costs and integration-related costs, recognized in the years ended December 31, 2013, 2012 and 2011:

	Year ended December 31,
(in thousands)	2013	2012	2011
Transaction costs	$—	$12,504	$2,754
Integration and acquisition-related costs	18,322	3,412	1,980
Change in fair value of acquisition-related contingent consideration	—	(15,190)	477
Acquisition-related costs	$18,322	$726	$5,211

During the years ended December 31, 2013 and 2012, we recorded acquisition-related costs of $18.3 million and $0.7 million, respectively. The transaction costs and the integration and acquisition-related costs in 2013 and 2012 were primarily related to our acquisition of OPNET and subsequent integration. The 2012 change in fair value of the acquisition-related contingent consideration is primarily related to the final adjustment based on the actual results as compared to the forecasted results as of the acquisition date and subsequent quarters related to the Zeus acquisition. The 2011 transaction and integration and acquisition-related costs related primarily to the acquisition of Zeus and Aptimize.
Other (Expense) Income, Net
Other (expense) income, net consists primarily of interest income on our cash and marketable securities, interest expense, and foreign currency exchange gains or losses. Cash has historically been invested in highly liquid investments with maturities at the date of purchase of 90 days or less such as time deposits held at major banks, commercial paper, U.S. government agency discount notes, money market mutual funds and other money market securities.

	Year ended December 31,
(in thousands)	2013	2012	2011
Interest income	$838	$1,645	$1,564
Interest expense	(23,744)	(959)	—
Write-off of deferred debt issuance costs	(12,268)	—	—
Foreign exchange gains (losses)	22	(2,610)	(1,410)
Total other (expense) income, net	$(35,152)	$(1,924)	$154
December 31, 2013 Compared to 2012:    Other (expense) income, net, increased in the year ended December 31, 2013, primarily due to the interest expense of $23.7 million resulting from our entering into a December 2012 Credit Facility in connection with the acquisition of OPNET. In the fourth quarter of 2013, we wrote-off the deferred debt issuance costs of $12.3 million upon the pay-off of the 2012 Credit Facility and entered into a new 2013 Credit Facility (see Note 13 - Borrowings in the Notes to Consolidated Financial Statements). We expect interest expense in the future periods to be lower based on the new Credit Facility. We expect to experience fluctuations in foreign exchange gains and losses. The weighted average interest rate applicable to our cash and investments balances was 0.02% in the year ended December 31, 2013.
2012 Compared to 2011:   Other (expense) income, net, decreased in the year ended December 31, 2012, primarily due to increased foreign exchange losses related to the revaluation of the acquisition-related transactions, and increased interest expense resulting from the debt incurred to finance acquisition of OPNET offset by increased interest income on higher cash and investment balances in the year ended December 31, 2012 as compared to the year ended December 31, 2011. Weighted average interest rates applicable to our cash and investments balances remained consistent at 0.3% in the year ended December 31, 2012 compared to the year ended December 31, 2011.
Provision for (Benefit from) Income Taxes
The provision for (benefit from) income taxes was $(14.1) million, $39.4 million, and $28.2 million for the years ended December 31, 2013, 2012, and 2011, respectively. Our income tax provision (benefit) consists of federal, foreign, and state income taxes. Our effective tax rate was 53%, 42%, and 31%, for the years ended December 31, 2013, 2012, and 2011, respectively.
For the year ended December 31, 2013, our effective tax rate differs from the federal statutory rate due to state taxes and significant permanent differences. Significant permanent differences included taxes in foreign jurisdictions with a tax rate different than the U.S. federal statutory rate, nondeductible stock-based compensation expense, tax charges related to our intercompany transfer of intellectual property rights, the domestic production activities deduction, and the federal R&D tax credit. Our effective tax rate in 2013 was higher than 2012 primarily due to state tax benefits related to a change in tax status of certain OPNET subsidiaries, tax benefits recognized as a result of the retroactive reinstatement of federal R&D tax credit, lower taxes on intercompany transfer of intellectual property, higher domestic production activities deduction and a favorable geographic mix of earnings between jurisdictions. These benefits were partially offset by higher non-deductible stock-based compensation expense.
For the year ended December 31, 2012, our effective tax rate differs from the federal statutory rate due to state taxes and significant permanent differences. Significant permanent differences arose primarily from taxes in foreign jurisdictions with a tax rate different than the U.S. federal statutory rate, non-deductible stock-based compensation expense, tax charges related to our intercompany transfer of intellectual property rights, and non-deductible acquisition-related expenses. Our effective tax rate in 2012 was higher than 2011 primarily because of the reversal of a valuation allowance in 2011, non-deductible acquisition costs in 2012, and lower R&D tax credit benefits in 2012 due to the expiration of the federal R&D tax credit as of December 31, 2011 which had not been renewed as of December 31, 2012. These amounts were partially offset by the full year benefit of our tax ruling in Singapore.
For the year ended December 31, 2011, our effective tax rate differed from the federal statutory rate due to state taxes and significant permanent differences. Significant permanent differences arose primarily from the reversal of a valuation allowance, non-deductible stock-based compensation expense, R&D tax credits, tax charges related to our intercompany transfer of intellectual property rights, the benefits from a change in tax status of our United Kingdom (UK) subsidiaries, and taxes in foreign jurisdictions with a tax rate different than the U.S. federal statutory rate.

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
We are subject to a reduced income tax rate in Singapore as a result of certain employment and spending commitments. The reduced tax rate is effective through 2020. For the years ended December 31, 2013 and 2012, we realized a tax benefit of $1.7 million ($0.01 per diluted share) and $3.8 million ($0.02 per diluted share), respectively. We realized no tax savings in the year ended December 31, 2011 because of net local tax losses.
During the year ended December 31, 2013, the American Taxpayer Relief Act of 2012 reinstated the U.S. federal R&D tax credit through December 31, 2013, retroactive to January 1, 2012. As a result, the tax provision for the year ended December 31, 2013 includes a tax benefit of $4.4 million related to the federal R&D tax credit for the year ended December 31, 2012.
During 2013, we completed the integration of the OPNET business into our existing  tax structure and intercompany relationships to more closely align with the international nature of our business activities. Our corporate restructuring activities may cause volatility to our overall effective tax rate in the short term but is expected to reduce our overall effective tax rate over the long term.

During the year ended December 31, 2013, we changed the tax status of certain OPNET subsidiaries to entities that are disregarded for federal and state income tax purposes. As a result of the change in tax status, we recorded a state income tax benefit of $4.4 million, net of federal benefit, to record the revaluation of OPNET’s deferred tax assets and liabilities resulting from the change.
Based on our forecasted future income allocated to California, it is more likely than not the California income tax credits carryforwards will not be utilized in the foreseeable future. Accordingly, we have established a full valuation allowance against the tax credits. The amount of the valuation allowance against the California credits was $10.5 million and $8.6 million, net of federal benefits, for the years ended December 31, 2013 and 2012, respectively.
As of December 31, 2011, we reevaluated the need for a valuation allowance on certain federal net operating loss carryforwards and R&D credit carryforwards by considering positive and negative evidence as required by the related accounting guidance. As a result of this evaluation, we concluded that it is more likely than not that we will have sufficient future taxable income to utilize the net operating loss carryforwards and credit carryforwards. Accordingly, we reversed the valuation allowance and recorded an income tax benefit of $8.8 million in 2011.During the year ended December 31, 2011, we made an election to change the tax status of our UK subsidiaries to entities that are disregarded for federal and state income tax purposes. As a result of the change in tax status, we recorded a tax benefit of $2.9 million to record certain deferred tax assets resulting from the change.
During the year ended December 31, 2013, we reduced our current federal, foreign and state taxes payable by $9.0 million for the excess tax benefits from stock option exercises and other employee stock programs, offsetting additional paid-in capital. Further, we reduced our federal, foreign and state deferred tax assets by $12.0 million for the tax benefit deficiencies from stock option exercises and other employee stock programs, offsetting additional paid-in capital. In addition, we have unrecorded excess tax benefits from stock option exercises and other employee stock programs of approximately $5.6 million as of December 31, 2013. These amounts will be credited to additional paid-in-capital when such amounts reduce cash taxes payable.
We are subject to income tax in the U.S. as well as numerous state and foreign jurisdictions. We are no longer subject to federal examinations for years before 2009. With the exception of several states, we are no longer subject to state and local income tax examinations for years before 2010, although carryforward attributes that were generated prior to 2010 may still be adjusted upon examination by the California Franchise Tax Board if the attributes either have been or will be used in a future period. In addition, we file tax returns in multiple foreign taxing jurisdictions. In our most significant foreign jurisdictions, the UK and Singapore, the open tax years range from 2009 to 2012.
Selected Quarterly Financial Data
The following table sets forth selected unaudited quarterly financial data for each of the eight quarters ended December 31, 2013. The data has been prepared on the same basis as the audited consolidated financial statements included in this Annual Report on Form 10-K, and reflects all necessary adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of this data. The results of historical periods are not necessarily indicative of the results of operations for a full year or any future period.

	For the three months ended
(in thousands, except per share data)	2013				2012
	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31
Total revenue	$283,261	$261,723	$249,910	$246,139	$237,382	$218,597	$198,468	$182,413
Gross profit	$211,485	$190,866	$179,554	$177,197	$179,088	$168,540	$148,672	$135,742
Net income (loss)	$8,395	$3,818	$(16,521)	$(8,110)	$4,784	$24,730	$18,134	$6,949
Net income (loss) per share-basic	$0.05	$0.02	$(0.10)	$(0.05)	$0.03	$0.16	$0.12	$0.04
Net income (loss) per share-diluted	$0.05	$0.02	$(0.10)	$(0.05)	$0.03	$0.15	$0.11	$0.04
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
Commencing with the first shipment of our products in the second quarter of 2004, revenue has increased each quarter over the prior year quarter due to increases in the number of products and support and services sold to new and existing customers and international expansion. Gross profit has increased each quarter over the prior year quarter in dollar amount. Gross profit has been impacted by increased amortization of acquisition-related intangible assets in 2013 resulting from the acquisition of OPNET. Net income (loss) has been impacted beginning in the fourth quarter of 2012 by the acquisition related transaction costs, integration costs and interest expenses related to the acquisition of OPNET.
Liquidity and Capital Resources

(in thousands)	As of December 31,
	2013	2012	2011
Working capital	$268,303	$309,973	$350,856
Cash and cash equivalents	208,022	280,509	215,476
Short and long-term investments	324,014	249,081	377,887

	Year ended December 31,
(in thousands)	2013	2012	2011
Cash provided by operating activities	$217,346	$239,263	$208,908
Cash used in investing activities	(104,047)	(654,383)	(184,270)
Cash (used in) provided by financing activities	(187,512)	477,407	23,815
Cash and Cash Equivalents, Short and Long-term Investments
Cash and cash equivalents consist of money market mutual funds and other money market securities, as well as government-sponsored enterprise obligations, treasury bills, commercial paper, and corporate bonds and notes with remaining maturities at date of purchase of 90 days or less. Short and long-term investments consist of certificates of deposit, government-sponsored enterprise obligations, municipal bonds, treasury bills, commercial paper, and corporate bonds and notes.
Cash and cash equivalents, short-term investments and long-term investments as of December 31, 2013 were $532.0 million, an increase of $2.4 million as compared to December 31, 2012.
Restricted cash primarily represents collateralized letters of credit established in connection with lease agreements for our facilities. Current restricted cash, which is included in the Prepaid expenses and other current assets in the consolidated balance sheets, totaled $3.3 million and $1.1 million at December 31, 2013 and 2012, respectively. Long-term restricted cash totaled $9.1 million at December 31, 2013 and $7.6 million at December 31, 2012 and are included in Other assets in the consolidated balance sheets.
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
Cash provided by operating activities decreased by $21.9 million to $217.3 million in the year ended December 31, 2013 compared to $239.3 million in the year ended December 31, 2012. Cash provided from the statement of operations for the year ended December 31, 2013, after adjustments for certain non-cash income items, including depreciation and amortization, stock-based compensation expense, excess tax benefits from employee stock plans and deferred taxes, was $154.7 million, a decrease in cash flow of $10.8 million from the $165.6 million from the prior year period. The decrease in cash provided from the statement of operations was primarily due to higher operating expenses and interest expense on borrowings. Cash provided by operating activities associated with changes in operating assets and liabilities in the year ended December 31, 2013 was $62.6 million, a decrease of $11.1 million from the prior year period.
Cash provided by operating activities increased by $30.4 million to $239.3 million in the year ended December 31, 2012 compared to $208.9 million in the year ended December 31, 2011. Cash provided from operations after adjusting for non-cash items, including depreciation and amortization, stock-based compensation, and excess tax operations after adjusting for non-cash items, including depreciation and amortization, and stock-based compensation was $165.6 million, an increase in cash flow of $62.9 million from the prior year period. Cash flow provided by operating activities from the change in operating assets and liabilities in the year ended December 31, 2012 was $73.7 million, which included a $65.0 million payment received pursuant to the Juniper agreements (see Note 9 - Deferred Revenue in the Notes to Consolidated Financial Statements), a decrease in cash provided of $32.6 million from the prior year period.
Cash Used in Investing Activities
Cash used in investing activities primarily relate to purchases of investments, net of sales and maturities, capital expenditures and cash used for acquisitions. Cash used in investing activities was $104.0 million in the year ended December 31, 2013 compared to $654.4 million in the year ended December 31, 2012. Cash used in investing activities for the year ended December 31, 2013 included $25.6 million used for capital expenditures, $401.1 million used to purchase short-term and long-term investments and $1.0 million used for acquisitions. Cash used in investing activities in 2013 was offset by proceeds from maturities of available for sale securities of $299.7 million and proceeds from sales of available for sale securities of $24.0 million. Cash used in investing activities in 2012 included $790.3 million used for the OPNET acquisition, $22.0 million used for capital expenditures, and $157.8 million used to purchase short-term and long-term investments, net of proceeds received from sales and maturities of securities.
Cash used in investing activities was $654.4 million in the year ended December 31, 2012 compared to $184.3 million in the year ended December 31, 2011. Cash used in investing activities in 2012 includes $790.3 million used for acquisitions, $22.0 million used for purchases of capital equipment, and $444.5 million used to purchase short-term and long-term investments. Cash used in investing activities in 2012 was offset by proceeds from maturities of available for sale securities of $344.4 million and proceeds from sales of available for sale securities of $258.0 million. Cash used in investing activities in 2011 includes $120.5 million used for acquisitions, $18.1 million used for capital expenditures, and $45.7 million used to purchase short-term and long-term investments, net of proceeds received from sales and maturities of securities.
Cash (Used in) Provided by Financing Activities
Cash used in financing activities was $187.5 million in the year ended December 31, 2013. Cash provided from the exercise of stock options was $72.8 million in the year ended December 31, 2013 compared to $47.6 million in the year ended December 31, 2012, and cash provided from the excess tax benefit relating to employee stock plans was $8.6 million in the year ended December 31, 2013 compared to $23.9 million in the year ended December 31, 2012. In the year ended December 31, 2013, borrowings of debt, net of issuance costs, under the 2013 Credit Facility contributed $521.2 million towards cash provided in financing activities as compared to $560.4 million in the prior year. The proceeds from the 2013 Credit Facility were used to pay down long-term borrowings of $575.0 million in the year ended December 31, 2013. Cash used for repurchases of common stock was $200.1 million in the year ended December 31, 2013 compared to $127.1 million in the year ended December 31, 2012. Cash used to pay taxes on net share settlement of equity awards was $15.1 million in the year ended December 31, 2013 compared to $27.3 million in the prior year.
Cash provided by financing activities was $477.4 million in the year ended December 31, 2012. Cash provided from the exercise of stock options was $47.6 million in the year ended December 31, 2012 compared to $55.8 million in the year ended December 31, 2011, and cash provided from the excess tax benefit relating to employee stock plans was $23.9 million in the year ended 2012 compared to $50.7 million in the year ended 2011. In 2012, borrowings of debt, net of issuance costs, contributed $560.4 million towards cash provided in financing activities. Cash used for repurchases of common stock was $127.1 million in the year ended December 31, 2012 compared to $35.0 million in the year ended December 31, 2011. Cash used to pay taxes on net share settlement of equity awards was $27.3 million in 2012 compared to $47.6 million in 2011.
We believe that our net proceeds from operations, together with our cash and investments balance at December 31, 2013, will be sufficient to fund our projected operating requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of expansion into new territories, the timing of introductions of new products and enhancements to existing products, and the continuing market acceptance of our products.
In December 2012, we entered into a credit agreement and related security and other agreements for a seven year $575.0 million senior secured term loan facility (the 2012 Credit Facility), which carried an interest rate of LIBOR + 300 basis points, with a 1% LIBOR floor, to facilitate the acquisition of OPNET. In December 2013, we entered into a new credit agreement and related security and other agreements for a $600.0 million credit facility (the 2013 Credit Facility) that includes a $300.0 million senior secured term loan facility and a $300.0 million senior secured revolving loan facility. The 2013 Credit Facility has a five year term and have an initial interest rate for both the term loan and revolving loan of LIBOR + 175 basis points. As of December 31, 2013, we drew down $300.0 million on the term loans, and $225.0 million under the revolving credit facility. The proceeds were used to pay-off all remaining obligations under the 2012 Credit Facility. The terms of the 2013 Credit Facility require us to make scheduled quarterly payments on the term loan of 1.25% of the original principal amount in the first two years, or $3.8 million per quarter, increasing to 2.50% thereafter, with the balance due on December 20, 2018. Refer to Contractual Obligations, below, for the minimum payment requirements.
This quarterly payment provision will result in the use of an increased portion of our cash flows from operations to pay principal payments on our credit facilities (limiting our flexibility in planning for, or reacting to, changes in our business and industry) making the payments unavailable for operations, working capital, capital expenditures, expansion, acquisitions, or other purposes.
In the future, we may enter into other arrangements for potential investments in, or acquisitions of, complementary businesses, services or technologies, which could require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.
Contractual Obligations
The following is a summary of our contractual obligations as of December 31, 2013:

	Year ending December 31,
	Total	2014	2015	2016	2017	2018	Thereafter
	(in thousands)
Contractual Obligations
Principal payments on borrowings	$525,000	$15,000	$15,000	$30,000	$30,000	$435,000	$—
Interest payments on borrowings (1)	47,863	10,522	10,217	9,812	9,179	8,133	—
Operating leases	218,658	23,525	27,895	26,454	24,544	22,794	93,446
Purchase obligations (2)	6,470	6,447	17	6	—	—	—
Total contractual obligations	$797,991	$55,494	$53,129	$66,272	$63,723	$465,927	$93,446

(1)
Assumes an interest rate of 2.0% over the term of the loan (see Note 13 - Borrowings in the Notes to Consolidated Financial Statements). The actual interest rate is a variable rate of interest based on LIBOR (with no floor) plus an applicable margin (varying from 1.25% to 2.00%).

(2)
Represents amounts associated with agreements that are enforceable, legally binding and specify terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of payment. Obligations under contracts that we can cancel without a significant penalty are not included in the table above.

As of December 31, 2013, we had $54.9 million of unrecognized tax benefits, including interest and penalties, related to uncertain tax positions. Because of the high degree of uncertainty regarding the settlement of these liabilities, we are unable to estimate the years in which future cash outflows may occur. As a result, this amount is not included in the table above.
Off-Balance Sheet Arrangements
At December 31, 2013 and 2012, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes, nor did we have any undisclosed material transactions or commitments involving related persons or entities.
Other
At December 31, 2013 and 2012, we did not have commercial commitments under lines of credit or standby repurchase obligations.
Recent Accounting Pronouncements
See Note 1 - Organization and Significant Accounting Policies in the Notes to Consolidated Financial Statements for relevant recent accounting pronouncements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency Risk
Our sales contracts are principally denominated in U.S. dollars and therefore our revenue and receivables are not subject to significant foreign currency risk. We do incur certain operating expenses in currencies other than the U.S. dollar and therefore are subject to volatility in cash flows due to fluctuations in foreign currency exchange rates, particularly changes in the British pound, Euro, Australian dollar and Singapore dollar. During the year ended December 31, 2011, we did not enter into any hedging contracts since exchange rate fluctuations have minimal impact on our operating results and cash flows. Starting in the first quarter of 2012, we entered into forward contracts to manage our exposure to foreign currency volatility that exists as part of our ongoing business operations. We utilize cash flow hedges to reduce the exchange rate impact on a portion of our operating expenses. Contracts are denominated primarily in British pounds, Euros, Australian dollars and Singapore dollars. We do not enter into any foreign exchange derivative instruments for trading or speculative purposes. For the years ended December 31, 2013, 2012 and 2011, the impact to operating income for changes to foreign currency exchange rates was not material.
Interest Rate Sensitivity
We had unrestricted cash and cash equivalents, and investments totaling $532.0 million and $529.6 million at December 31, 2013 and 2012, respectively. Cash and cash equivalents of $208.0 million and $280.5 million at December 31, 2013 and 2012, respectively, are held for working capital purposes and include highly liquid investments with a maturity of ninety days or less at the time of purchase. Cash equivalents consist primarily of money market mutual funds, government-sponsored enterprise obligations, treasury bills, and other money market securities. Investments of $324.0 million and $249.1 million at December 31, 2013 and December 31, 2012, respectively, consist of government-sponsored enterprise obligations, treasury bills, FDIC-backed certificates of deposit and corporate bonds and notes.
We do not enter into investments for trading or speculative purposes. Due to the high investment quality and relatively short duration of these investments, we do not believe that they present any material exposure to changes in fair market value as a result of changes in interest rates.
The applicable interest rate on our senior secured credit facility is equal to LIBOR (with no rate floor) plus an applicable margin (varying from 1.25% to 2.00%) or, in the certain cases a base rate (based on a certain lending institution’s Prime Rate or as otherwise specified in the credit agreement, with no rate floor) plus an applicable margin (varying from 0.25% to 1.00%). The interest rate is currently LIBOR + 175 basis points, or 2.0% as of December 31, 2013. A change in the interest rate of 10% would result in an increase (or decrease) in annual interest expense of approximately $1.1 million.

Item 8.	Financial Statements and Supplementary Data
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
The following financial statements are filed as part of this Annual Report on Form 10-K

REPORT OF ERNST & YOUNG LLP,
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Riverbed Technology, Inc.
We have audited the accompanying consolidated balance sheets of Riverbed Technology, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the index at Item 15(a)2. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Riverbed Technology, Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Riverbed Technology, Inc.'s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 14, 2014 expressed an unqualified opinion thereon.
/s/    Ernst & Young LLP
San Jose, California
February 14, 2014

REPORT OF ERNST & YOUNG LLP,
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Riverbed Technology, Inc.
We have audited Riverbed Technology, Inc.'s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Riverbed Technology, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in Part 1, Item 9a of this Annual Report on Form 10-K under the heading “Management's Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.
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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Riverbed Technology, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Riverbed Technology, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2013 of Riverbed Technology, Inc. and our report dated February 14, 2014 expressed an unqualified opinion thereon.
/s/    Ernst & Young LLP
San Jose, California
February 14, 2014

RIVERBED TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	As of December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$208,022	$280,509
Short-term investments	251,339	170,605
Trade receivables, net of allowances of $1,996 and $2,064 as of December 31, 2013 and 2012, respectively	93,836	113,190
Inventory	25,025	24,175
Deferred tax assets	7,222	11,185
Prepaid expenses and other current assets	49,016	50,245
Total current assets	634,460	649,909
Long-term investments	72,675	78,476
Fixed assets, net	57,810	49,244
Goodwill	704,305	699,785
Intangibles, net	404,467	506,842
Other assets	23,881	40,083
Total assets	$1,897,598	$2,024,339
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$45,518	$50,417
Accrued compensation and benefits	51,988	60,501
Other accrued liabilities	36,520	41,472
Current maturities of long-term borrowings	15,000	5,327
Deferred revenue	217,131	182,219
Total current liabilities	366,157	339,936
Deferred revenue, non-current	95,344	88,393
Borrowings, non-current, net of current maturities	510,000	566,814
Deferred tax liability, non-current	48,548	109,311
Other long-term liabilities	48,910	25,663
Total long-term liabilities	702,802	790,181
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value — 30,000 shares authorized, no shares outstanding	—	—
Common stock and additional paid-in-capital; $0.0001 par value — 600,000 shares authorized; 159,845 and 163,336 shares issued and outstanding as of December 31, 2013 and 2012, respectively	702,928	757,777
Retained earnings	125,295	137,713
Accumulated other comprehensive income (loss)	416	(1,268)
Total stockholders’ equity	828,639	894,222
Total liabilities and stockholders’ equity	$1,897,598	$2,024,339
See Notes to Consolidated Financial Statements.

RIVERBED TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year ended December 31,
	2013	2012	2011
Revenue:
Product	$614,498	$548,141	$501,376
Support and services	426,535	288,719	225,100
Total revenue	1,041,033	836,860	726,476
Cost of revenue:
Cost of product	164,774	124,406	105,150
Cost of support and services	117,157	80,412	68,925
Total cost of revenue	281,931	204,818	174,075
Gross profit	759,102	632,042	552,401
Operating expenses:
Sales and marketing	469,200	328,657	272,635
Research and development	189,654	146,108	122,964
General and administrative	73,339	60,594	59,699
Acquisition-related costs	18,322	726	5,211
Total operating expenses	750,515	536,085	460,509
Operating income	8,587	95,957	91,892
Other (expense) income, net
Interest income	838	1,645	1,564
Interest and other expense, net	(35,990)	(3,569)	(1,410)
Total other (expense) income, net	(35,152)	(1,924)	154
Income (loss) before provision for income taxes	(26,565)	94,033	92,046
Provision for (benefit from) income taxes	(14,147)	39,436	28,239
Net income (loss)	$(12,418)	$54,597	$63,807
Net income (loss) per common share:
Basic	$(0.08)	$0.35	$0.41
Diluted	$(0.08)	$0.33	$0.38
Shares used in computing net income (loss) per common share:
Basic	162,707	156,205	154,411
Diluted	162,707	164,570	166,900

See Notes to Consolidated Financial Statements

RIVERBED TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year ended December 31,
	2013	2012	2011
Net income (loss)	$(12,418)	$54,597	63,807
Other comprehensive income (loss):
Unrealized gain (loss) on investments, net of tax	(38)	28	(42)
Foreign currency translation adjustment	1,247	2,670	(3,990)
Derivative instruments gain, net of tax	475	7	—
Other comprehensive income (loss)	1,684	2,705	(4,032)
Comprehensive income (loss)	$(10,734)	$57,302	$59,775

See Notes to Consolidated Financial Statements

RIVERBED TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years ended December 31, 2013, 2012 and 2011
(in thousands)

	Common stock and additional paid-in-capital		Retained earnings	Accumulated other comprehensive income (loss)	Total
	Shares	Amount
Balance at December 31, 2010	150,868	$518,052	$19,309	$59	$537,420
Repurchase of common stock	(1,500)	(35,040)	—	—	(35,040)
Common stock issued under stock plans, net of shares withheld for employee taxes	8,086	8,182	—	—	8,182
Tax benefit from employee stock plans	—	50,993	—	—	50,993
Stock-based compensation	—	89,734	—	—	89,734
Net income	—	—	63,807	—	63,807
Other comprehensive loss	—	—	—	(4,032)	(4,032)
Balance at December 31, 2011	157,454	631,921	83,116	(3,973)	711,064
Issuance of common stock and assumed stock options from business acquisitions	6,503	123,231	—	—	123,231
Repurchase of common stock	(7,377)	(127,144)	—	—	(127,144)
Common stock issued under stock plans, net of shares withheld for employee taxes	6,756	20,297	—	—	20,297
Tax benefit from employee stock plans	—	20,178	—	—	20,178
Stock-based compensation	—	89,294	—	—	89,294
Net income	—	—	54,597	—	54,597
Other comprehensive income	—	—	—	2,705	2,705
Balance at December 31, 2012	163,336	757,777	137,713	(1,268)	894,222
Repurchase of common stock	(12,418)	(200,081)	—	—	(200,081)
Common stock issued under stock plans, net of shares withheld for employee taxes	8,927	57,699	—	—	57,699
Tax benefit from employee stock plans	—	(3,024)	—	—	(3,024)
Stock-based compensation	—	90,557	—	—	90,557
Net loss	—	—	(12,418)	—	(12,418)
Other comprehensive income	—	—	—	1,684	1,684
Balance at December 31, 2013	159,845	$702,928	$125,295	$416	$828,639

See Notes to Consolidated Financial Statements

RIVERBED TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2013	2012	2011
Operating Activities:
Net income (loss)	$(12,418)	$54,597	$63,807
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	126,166	40,010	24,474
Stock-based compensation	90,557	89,294	89,734
Write-off of deferred debt issuance costs	12,269	—	—
Deferred taxes	(55,182)	5,557	(24,693)
Excess tax benefit from employee stock plans	(8,636)	(23,883)	(50,673)
Other non-cash items	1,971	—	—
Changes in operating assets and liabilities:
Trade receivables	19,354	(13,386)	(23,294)
Inventory	(850)	(6,238)	3,743
Prepaid expenses and other assets	5,892	7,776	(21,900)
Accounts payable	(10,632)	4,567	7,259
Accrued and other liabilities	10,015	(14,722)	46,293
Acquisition-related contingent consideration	—	(15,882)	1,323
Income taxes payable	(3,022)	20,176	50,993
Deferred revenues	41,862	91,397	41,842
Net cash provided by operating activities	217,346	239,263	208,908
Investing Activities:
Capital expenditures	(25,625)	(21,956)	(18,059)
Purchase of available for sale securities	(401,145)	(444,472)	(616,592)
Proceeds from maturities of available for sale securities	299,678	344,353	401,795
Proceeds from sales of available for sale securities	24,045	257,961	169,123
Acquisitions, net of cash and cash equivalents acquired	(1,000)	(790,269)	(120,537)
Net cash used in investing activities	(104,047)	(654,383)	(184,270)
Financing Activities:
Proceeds from issuance of common stock under employee stock plans, net of repurchases	72,764	47,606	55,830
Taxes paid related to net share settlement of equity awards	(15,065)	(27,309)	(47,648)
Payments for repurchases of common stock	(200,081)	(127,144)	(35,040)
Payments of borrowings	(575,000)	—	—
Proceeds from borrowings of debt and revolving credit line, net of issuance costs	521,234	560,371	—
Excess tax benefit from employee stock plans	8,636	23,883	50,673
Net cash (used in) provided by financing activities	(187,512)	477,407	23,815
Effect of exchange rate changes on cash and cash equivalents	1,726	2,746	1,297
Net (decrease) increase in cash and cash equivalents	(72,487)	65,033	49,750
Cash and cash equivalents at beginning of period	280,509	215,476	165,726
Cash and cash equivalents at end of period	$208,022	$280,509	$215,476
Non-cash financing transaction:
Fair market value of common stock issued and options assumed from acquisitions	$—	$123,231	$—
Supplemental schedule of cash flow data:
Cash paid (refunded) for income taxes	$3,631	$8,827	$(8,331)
Cash paid for interest	$22,205	$247	$—
See Notes to Consolidated Financial Statements

RIVERBED TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
Organization
Riverbed Technology, Inc. was founded on May 23, 2002 and is a leader in application performance infrastructure. Riverbed enables organizations to embrace location-independent computing through the Riverbed Application Performance Platform, a set of integrated solutions that give companies the flexibility to host applications and data in the locations that best serve the business while ensuring the flawless delivery of those applications to better leverage global resources, radically reduce the cost of running their business, and maximize employee productivity. Riverbed’s solutions dramatically improve application performance, reduce IT costs, and substantially increase business agility.
Significant Accounting Policies
Basis of Financial Statements
The consolidated financial statements include our accounts and the accounts of our wholly owned subsidiaries. Intercompany transactions and balances have been eliminated.
Use of Estimates
Our consolidated financial statements are prepared in United States (U.S.) generally accepted accounting principles (GAAP). These accounting principles require us to make certain estimates and judgments that can affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the periods presented. Significant estimates and assumptions made by management include the determination of the fair value of stock awards issued, inventory valuation, the accounting for income taxes, including the determination of the valuation allowance related to our deferred tax asset balances, liabilities for uncertain tax positions, goodwill and other intangible assets, the accounting for business combinations and the accounting for acquisition-related contingent consideration. We believe that the estimates and judgments upon which we rely are reasonable based upon information available to us at the time that these estimates and judgments were made. To the extent there are material differences between these estimates and actual results, our consolidated financial statements will be affected.
Subsequent Events
We have evaluated subsequent events through the date these consolidated financial statements were issued.
Cash and Cash Equivalents
We consider all highly liquid investments purchased with original maturities at the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents are stated at cost, which approximates fair value.
Investments
We determine the appropriate classification of short and long-term investments at the time of purchase and reevaluate such determination at each balance sheet date. The fair value of our investments is determined as the exit price in the principal market in which we would transact. Securities, which are classified as available for sale at December 31, 2013, 2012 and 2011, are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. Unrealized gains and losses to date have not been material. Realized gains and losses and declines in value judged by us to be other-than-temporary on securities available for sale are included as a component of interest income. The cost of securities sold is based on the specific-identification method. Interest on securities classified as available for sale is included as a component of interest income.

RIVERBED TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventory Valuation
Inventory consists of hardware and related component parts and is stated at the lower of cost (on a first-in, first-out basis) or market. A portion of our inventory relates to evaluation units located at customer locations, as some of our customers test our equipment prior to purchasing. Inventory that is obsolete or in excess of our forecasted demand is written down to its estimated realizable value based on historical usage, expected demand, and with respect to evaluation units, the historical conversion rate, the age of the units, and the estimated loss of utility. Inherent in our estimates of market value in determining inventory valuation are estimates related to economic trends, future demand for our products, the timing of new product introductions and technological obsolescence of our products. Inventory write-downs, including estimated loss of utility on evaluation units, are recognized as cost of product and amounted to approximately $11.2 million, $6.7 million and $7.1 million for the years ended December 31, 2013, 2012 and 2011, respectively.
Service Inventory
We hold service inventory that is used to repair or replace defective hardware reported by our customers who purchase support services. We classify service inventory as Prepaid expenses and other current assets. At December 31, 2013 and 2012 our service inventory balance was $20.8 million and $12.5 million, respectively.
Internal-Use Software Development Costs
We capitalize qualifying costs for computer software developed for or obtained for internal-use, which are incurred during the application development stage, and amortize them over the software’s estimated useful life, which is generally two to five years.
We capitalized $7.7 million, $6.9 million and $6.5 million in internal use software during the years ended December 31, 2013, 2012 and 2011, respectively. Amortization expense related to these assets totaled $6.7 million, $4.8 million and $3.9 million during the years ended December 31, 2013, 2012 and 2011, respectively. Software development costs required to be capitalized for software sold, leased, or otherwise marketed have not been material to date.
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
In the event that we determine that the fair value of an intangible asset is less than the carrying value, we will incur an impairment charge for the amount of the difference during the quarter in which the determination is made. We did not recognize any material goodwill or intangible asset impairment charges in the years ended December 31, 2013, 2012 or 2011.

RIVERBED TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
For stand-alone software sales, we recognize revenue based on software revenue recognition guidance. Under the software revenue recognition guidance, we use the residual method to recognize revenue when an agreement includes one or more elements to be delivered at a future date and VSOE of the fair value of all undelivered elements exists. In the majority of our contracts, the only element that remains undelivered at the time of delivery of the product is support services. Under the residual method, the fair value of the undelivered stand-alone software, which is typically support services, is deferred and the remaining portion of the contract fee is recognized as product revenue. If evidence of the fair value of one or more undelivered stand-alone software elements does not exist, all revenue is generally deferred and recognized when delivery of those elements occurs or when fair value can be established. When the undelivered stand-alone element for which we do not have VSOE of fair value is support, revenue for the entire arrangement is bundled and recognized ratably over the support period.
For our non-software deliverables, we allocate the arrangement consideration based on the relative selling price of the deliverables. For our hardware appliances we use the ESP of the deliverable. For our support and

RIVERBED TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Support and services consist of support services, professional services, and training. Support services include repair and replacement of defective hardware appliances, software updates and access to technical support personnel. Software updates provide customers with rights to unspecified software product upgrades and to maintenance releases and patches released during the term of the support period on a when-and-if-available basis. Open-enrollment training services which are delivered on a when-and-if-available basis may be bundled with support services. Revenue for support services is recognized on a straight-line basis over the service contract term, which is typically one to three years. Professional services are recognized upon delivery or completion of performance. Professional service arrangements are typically short term in nature and are largely completed within 90 days from the start of service. Training services are recognized upon delivery of the training.
Our fees are typically considered to be fixed or determinable at the inception of an arrangement, generally based on specific products and quantities to be delivered. Substantially all of our contracts do not include rights of return or acceptance provisions. To the extent that our agreements contain such terms, we recognize revenue once the acceptance provisions or right of return lapses. Payment terms to customers generally range from net 30 to 90 days. In the event payment terms are provided that significantly differ from our standard business practices, the fees may be deemed to not be fixed or determinable and revenue is recognized when the payments become due, provided the remaining criteria for revenue recognition have been met.
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
The expected term represents the period that stock options are expected to be outstanding. We estimated the expected term based on historical exercise patterns and post vesting termination behavior. We estimated the expected volatility of stock options using a blended historical and implied volatility data. The computation of expected volatility for the Purchase Plan is based on our historical volatility.

RIVERBED TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Business Combinations
In our business combinations, we are required to recognize all the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. Further, acquisition-related costs are recognized separately from the acquisition and expensed as incurred; restructuring costs are generally expensed in periods subsequent to the acquisition date; changes in the estimated fair value of contingent consideration after the initial measurement on the acquisition date are recognized in earnings in the period of the change in estimate; and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period are recognized as a component of provision for (benefit from) income taxes. In addition, the fair value of in-process research and development (R&D) is recorded as an indefinite-lived intangible asset until the underlying project is completed, at which time the intangible asset is amortized over its estimated useful life, or abandoned, at which time the intangible asset is expensed.
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
Concentrations of Risk
Financial instruments that are potentially subject to concentrations of credit risk consist primarily of cash, cash equivalents, marketable securities, and trade receivables. Investment policies have been implemented that limit investments to investment grade securities. The average portfolio maturity is currently less than a year. The risk with respect to trade receivables is mitigated by credit evaluations we perform on our customers and by the diversification of our customer base. One value-added distributor, Arrow Electronics, Inc. (Arrow), and one service provider partner, Orange Business Services, accounted for 17% and 13% of our trade receivable balance at December 31, 2013, respectively. One value-added distributor, Avnet, Inc. (Avnet), accounted for 10% of our trade receivable balance as of December 31, 2012. Two value-added distributors, Arrow and Avnet, represented 18% and 13%, respectively, of our revenue for the year ended December 31, 2013 and 17% and 11%, respectively, of our revenue for the year ended December 31, 2012. One value-added distributor, Arrow, represented 15% of our revenue for the year ended December 31, 2011.
We outsource the production of our inventory to third-party manufacturers. We rely on purchase orders or long-term contracts with our contract manufacturers. At December 31, 2013, we had no long-term contractual commitment with any manufacturer; however, we did have 90 day commitments totaling $5.7 million.
Changes in Accumulated Other Comprehensive Income (Loss)
Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. We include comprehensive income (loss) as part of our consolidated statement of changes in stockholders' equity, the components of which are included in the Statement of Comprehensive Income (Loss). Accumulated other comprehensive income (loss) includes net unrealized gains (losses) on available-for-sale securities, unrealized gains (losses) on derivative instruments that qualify for hedge accounting, and net foreign currency translation gains (losses).
The amounts reclassified out of Accumulated other comprehensive income (loss) to Net income (loss) are as follows:

(in thousands)	Unrealized gain (loss) on investments, net of tax	Foreign currency translation adjustment	Derivative instruments gain, net of tax	Total
Balance as of December 31, 2012	$8	$(1,306)	$30	$(1,268)
Other comprehensive income (loss) before reclassifications	(19)	1,247	784	2,012
Amounts reclassified from accumulated other comprehensive income (loss)	(19)	—	(309)	(328)
Net current-period other comprehensive income (loss)	(38)	1,247	475	1,684
Balance at December 31, 2013	$(30)	$(59)	$505	$416

RIVERBED TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amounts reclassified from Accumulated other comprehensive income (loss) to Net income (loss) for unrealized gains (losses) on investments are recorded in Other (expense) income, net. Amounts reclassified from Accumulated other comprehensive income (loss) to Net income (loss) for derivatives instrument gains (losses) are recorded in Cost of support and services and Operating expenses.
Foreign Currency Translation
While the majority of our revenue contracts are denominated in U.S. dollars, we incur certain operating expenses in various foreign currencies. The functional currency of our foreign operations is generally the local country’s currency. Consequently, expenses of operations outside the U.S. are translated into U.S. dollars using average exchange rates for the period reported while assets and liabilities of operations outside the U.S. are translated into U.S. dollars using end of period exchange rates. Foreign currency translation adjustments not affecting net income (loss) are included in stockholders’ equity as a component of Accumulated other comprehensive income (loss) in the accompanying consolidated balance sheets. The revaluation effect of foreign currency fluctuations on intercompany balances is recorded to foreign currency gain (loss) and included in Other (expense) income, net in the accompanying consolidated statements of operations. Foreign currency gains (losses) included in Other (expense) income, net included for the years ended December 31, 2013, 2012 and 2011, were a gain of $0.1 million, and losses of $2.6 million and $1.4 million, respectively.
Advertising
Advertising costs are expensed as incurred. Adverting expenses recorded as marketing expenses were $2.6 million, $3.6 million and $2.5 million for the years ended December 31, 2013, 2012 and 2011, respectively.
Cooperative advertising obligations with customers are accrued and the costs expensed at the time the related revenue is recognized. Cooperative advertising expenses are recorded as marketing expenses to the extent that an advertising benefit separate from the revenue transaction can be identified and the cash paid does not exceed the fair value of that advertising benefit received. Otherwise, such cooperative advertising obligations with customers are recorded as a reduction of revenue. Cooperative advertising expenses recorded as a reduction of revenue were $6.5 million, $6.5 million and $5.5 million in the years ended December 31, 2013, 2012 and 2011, respectively.
Research and Development
All costs to develop our products are expensed as incurred.
Shipping and Handling Costs
Our shipping and handling costs for product sales are included in the cost of product revenue for all periods presented.
Recent Accounting Pronouncements
In July 2013, the Financial Accounting Standards Board (FASB) released Accounting Standards Update (ASU) No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The new standard requires that an unrecognized tax benefit should be presented as a reduction of a deferred tax asset for a net operating loss carryforward or other tax credit carryforward when settlement in this manner is available under the tax law. We are required to adopt this standard starting fiscal year 2015 and are currently in the process of determining the impact, if any, on its financial position.
In February 2013, the FASB issued ASU No. 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for which the Total Amount of the Obligation Is Fixed at the Reporting Date (ASU No. 2013-04), which addresses the recognition, measurement, and disclosure of certain obligations resulting from joint and several arrangements including debt arrangements, other contractual obligations, and settled litigation and judicial rulings. ASU No.2013-04 will be effective for us in fiscal 2014. We are evaluating the potential impact of this adoption on our consolidated financial statements.
In March 2013, the FASB issued ASU No. 2013-05, Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (ASU No. 2013-05), which addresses the

RIVERBED TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accounting for the cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. ASU No. 2013-05 will be effective prospectively in fiscal 2014. We are evaluating the potential impact of this adoption on our consolidated financial statements.
In July 2012, the FASB issued ASU No. 2012-02, Intangibles-Goodwill and Other (Topic 350)-Testing Indefinite-Lived Intangible Assets for Impairment (ASU No. 2012-02), to allow entities to use a qualitative approach to test indefinite-lived intangible assets for impairment. ASU No. 2012-02 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed quantitative impairment test by comparing the fair value of the indefinite-lived intangible asset with its carrying value. Otherwise, the quantitative impairment test is not required. ASU No. 2012-02 is effective for us in fiscal 2014 and earlier adoption is permitted. We are currently evaluating the impact of our pending adoption of ASU 2012-02 on our consolidated financial statements.
In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210) - Disclosures about Offsetting Assets and Liabilities (ASU No. 2011-11), that requires an entity to disclose additional information about offsetting and related arrangements to enable users of the financial statements to understand the effect of those arrangements on the financial position. ASU No. 2011-11 was effective for us in fiscal 2013. The adoption of this guidance did not have a significant impact to our consolidated financial statements.
In February 2013, the FASB issued ASU No. 2013-02,Comprehensive Income (Topic 220) Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (ASU No. 2013-02), to improve the reporting of reclassifications out of accumulated other comprehensive income. ASU No. 2013-02 requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety from accumulated other comprehensive income to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. We adopted these disclosure amendments in the quarter ended March 31, 2013. The implementation of this update did not impact our financial position, results of operations or cash flows as it was disclosure-only in nature.

2.	ACQUISITIONS
Fiscal 2012 Acquisitions
OPNET Technologies, Inc.
On December 18, 2012, we completed our acquisition of OPNET Technologies, Inc. (OPNET) by means of a merger of one of our wholly-owned subsidiaries with and into OPNET such that OPNET became a wholly owned subsidiary of Riverbed. The addition of OPNET's broad-based family of Application Performance Management (APM) products enhances our position in the Network Performance Management (NPM) market and enables us to provide customers with an integrated solution that both monitors network and application performance and also accelerates it. We included the financial results of OPNET in our consolidated financial statements from the acquisition date.

The total purchase price for OPNET was approximately $980.2 million, which was comprised of a cash payment of $857.0 million, the fair value of Riverbed common stock issued of $122.6 million, and the fair value of stock options assumed of $0.6 million. In allocating the total purchase price based on estimated fair values as of the acquisition date, we initially recorded $582.2 million of goodwill, $458.5 million of identifiable intangible assets, $159.3 million of net deferred tax liabilities, and $98.8 million of net other tangible assets. In determining the final purchase price allocation, adjustments were recorded to goodwill, net deferred tax liabilities and net other tangible assets. The final purchase price allocation as of December 31, 2013 was $586.7 million of goodwill, $458.5 million of identifiable intangible assets, $166.1 million of net deferred tax liabilities, and $101.1 million of net other tangible assets.

Fiscal 2011 Acquisitions

RIVERBED TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Zeus Technology, Ltd.
In July 2011, we acquired the outstanding securities of Zeus Technology Ltd. (Zeus). The acquisition expanded our products and technology to compete in the virtual Application Delivery Controller (ADC) market. Zeus pioneered the development of software-based highly scalable ADCs that deliver high-performance software-based load balancing and traffic management solutions for virtual and cloud environments. The total acquisition date fair value of the consideration transferred was $119.1 million, which included the initial payments totaling $105.6 million in cash and a liability of $13.5 million related to the acquisition date fair value of the acquisition-related contingent consideration. In allocating the total preliminary purchase price for Zeus based on estimated fair values, we recorded $82.8 million of goodwill, $47.8 million of identifiable intangible assets, including $2.6 million of in-process technology, $7.7 million of deferred tax liabilities and $3.7 million of net other tangible liabilities.
The share purchase agreement provided for certain additional potential payments (acquisition-related contingent consideration) totaling up to $27.0 million in cash, based on achievement of certain bookings targets related to Zeus products for the period from July 20, 2011 through July 31, 2012 (the Zeus Earn-Out period). The share purchase agreement also provided for a potential $3.0 million payment as an incentive bonus to former employees of Zeus, based on achievement of certain bookings targets related to Zeus products for the Zeus Earn-Out period. During 2012, we determined that the bookings targets were not met and the liability to Zeus shareholders was reduced to zero.
Aptimize Ltd.
In July 2011, we acquired the outstanding securities of Aptimize Ltd. (Aptimize) to expand our product offerings. Pursuant to the share purchase agreement with Aptimize we made payments totaling $17.3 million in cash for all of the outstanding securities of Aptimize.
Acquisition-related Costs
Acquisition-related costs include transaction costs, integration and acquisition-related costs and changes in the fair value of the acquisition-related contingent consideration. Transaction costs include professional services fees paid to investment bankers, legal, accounting, and similar service providers. Integration and acquisition-related costs include employee termination benefits, other acquired employee related retention costs, facilities exit and rationalization costs, integration related professional services, and the write-down of certain acquired in-progress research and development intangibles
The following table summarizes the acquisition-related costs recognized:

	Year ended December 31,
(in thousands)	2013	2012	2011
Transaction costs	$—	$12,504	$2,754
Integration and acquisition-related costs	18,322	3,412	1,980
Change in fair value of acquisition-related contingent consideration	—	(15,190)	477
Acquisition-related costs	$18,322	$726	$5,211
The following table shows the acquisition-related costs pursuant to the 2013, 2012 and 2011 acquisitions and the acquisition-related compensation costs that were recognized in operating expenses:

RIVERBED TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands)	Year ended December 31,
	2013	2012	2011
Sales and marketing	$486	$788	$1,666
Research and development	98	1,807	2,858
General and administrative	566	23	26
Total acquisition-related compensation costs	1,150	2,618	4,550
Acquisition-related costs	18,322	726	5,211
Total	$19,472	$3,344	$9,761

3.	NET INCOME (LOSS) PER COMMON SHARE
Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed by giving effect to all potential dilutive common shares, including stock awards.
The following table sets forth the computation of net income (loss) per share:

(in thousands, except per share data)	Year ended December 31,
	2013	2012	2011
Net income (loss)	$(12,418)	$54,597	$63,807
Weighted average common shares outstanding — basic	162,707	156,205	154,411
Dilutive effect of employee stock plans	—	8,365	12,489
Weighted average common shares outstanding — diluted	162,707	164,570	166,900
Basic net income (loss) per share	$(0.08)	$0.35	$0.41
Diluted net income (loss) per share	$(0.08)	$0.33	$0.38
Stock options outstanding with an exercise price higher than our average stock price for the periods presented, represent out-of-the-money awards and are excluded from the calculations of the diluted net income (loss) per common share since the effect would have been anti-dilutive under the treasury stock method.
In addition, stock options outstanding with an exercise price lower than our average stock price for the periods presented, representing in-the-money awards that would otherwise have a dilutive effect under the treasury stock method, are excluded from the calculations of the diluted loss per common share in periods with a loss since the effect in such periods would have been anti-dilutive.
The following weighted average outstanding options were excluded from the computation of diluted net income (loss) per common share for the periods presented because including them would have had an anti-dilutive effect:

(in thousands)	Year ended December 31,
	2013	2012	2011
Total potential shares of common stock	21,717	10,368	2,670

4.	FAIR VALUE OF ASSETS AND LIABILITIES
As of December 31, 2013, the fair value measurements of our cash, cash equivalents, investments, derivative assets and liabilities, and borrowings consisted of the following:

RIVERBED TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands)	Total	Level 1	Level 2
Assets:
Corporate bonds and notes	$28,545	$—	$28,545
U.S. government-sponsored enterprise obligations	18,775	—	18,775
Money market funds	30,009	30,009	—
Cash	130,693	—	—
Total cash and cash equivalents	$208,022	$30,009	$47,320
Corporate bonds and notes	$74,648	$—	$74,648
U.S. government backed securities	23,210	23,210	—
U.S. government-sponsored enterprise obligations	211,094	—	211,094
FDIC-backed certificates of deposit	15,062	—	15,062
Total investments	$324,014	$23,210	$300,804
Derivative asset	$331	$—	$331
Total assets	$532,367	$53,219	$348,455
Liabilities:
Derivative liability	$103	$—	$103
Borrowings	$525,000	$—	$525,000
Total liabilities	$525,103	$—	$525,103
As of December 31, 2013 and 2012, there were no Level 3 instruments.
As of December 31, 2012, the fair value measurements of our cash and cash equivalents, investments, derivative assets and liabilities, and borrowings consisted of the following:

(in thousands)	Total	Level 1	Level 2
Assets:
Corporate bonds and notes	$41,091	$—	$41,091
U.S. government-sponsored enterprise obligations	73,090	—	73,090
Money market funds	34,518	34,518	—
Cash	131,810	—	—
Total cash and cash equivalents	$280,509	$34,518	$114,181
Corporate bonds and notes	$40,227	$—	$40,227
U.S. government backed securities	51,401	51,401	—
U.S. government-sponsored enterprise obligations	148,362	—	148,362
FDIC-backed certificates of deposit	9,091	—	9,091
Total investments	$249,081	$51,401	$197,680
Derivative asset	$87	$—	$87
Total assets	$529,677	$85,919	$311,948
Liabilities:
Derivative liability	$68	$—	$68
Borrowings	$575,000	$—	$575,000
Total liabilities	$575,068	$—	$575,068
The following tables present the gross unrealized gains and losses as of December 31, 2013 and 2012:

RIVERBED TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands)	Fair Value	Unrealized Gains	Unrealized Losses
Corporate bonds and notes	$60,933	$1	$—
Corporate bonds and notes	13,715	—	(24)
U.S. government backed securities	18,212	7	—
U.S. government backed securities	4,998	—	(2)
U.S. government-sponsored enterprise obligations	122,113	55	—
U.S. government-sponsored enterprise obligations	88,981	—	(30)
FDIC-backed certificates of deposit	15,062	1	—
Total investments at December 31, 2013	$324,014	$64	$(56)
Corporate bonds and notes	$24,750	$4	$—
Corporate bonds and notes	15,477	—	(2)
U.S. government backed securities	21,911	4	—
U.S. government backed securities	29,490	—	(6)
U.S. government-sponsored enterprise obligations	103,537	65	—
U.S. government-sponsored enterprise obligations	44,825	—	(17)
FDIC-backed certificates of deposit	8,130	1	—
FDIC-backed certificates of deposit	961	—	(1)
Total investments at December 31, 2012	$249,081	$74	$(26)
We regularly review our investment portfolio to determine if any security is other-than-temporarily impaired, which would require us to record an impairment charge in the period any such determination is made. In making this judgment, we evaluate, among other things, the duration and extent to which the fair value of a security is less than its cost; the financial condition of the issuer and any changes thereto; and our intent and ability to sell, or whether we will more likely than not be required to sell, the security before recovery of its amortized cost basis. We have evaluated our investments as of December 31, 2013 and have determined that no investments with unrealized losses are other-than-temporarily impaired. No investments have been in a continuous loss position greater than one year.
Cash, Cash Equivalents and Investments
Cash and cash equivalents consist primarily of highly liquid investments in money market mutual funds, government-sponsored enterprise obligations, treasury bills, commercial paper and corporate bonds and notes with remaining maturities at date of purchase of 90 days or less. The carrying value of cash and cash equivalents at December 31, 2013 and 2012 was $208.0 million and $280.5 million, respectively. The carrying value approximates fair value at December 31, 2013 and 2012.
Investments, which are classified as available for sale at December 31, 2013, are carried at fair value, with the unrealized gains and losses, net of tax, reported in Accumulated other comprehensive income (loss) in stockholders’ equity. Investments consist of government-sponsored enterprise obligations, municipal bonds, treasury bills, FDIC-backed certificates of deposit, commercial paper and corporate bonds and notes. The fair value of our investments is determined as the exit price in the principal market in which we would transact. Level 1 instruments are valued based on quoted market prices in active markets and include treasury bills and money market funds. Level 2 instruments are valued based on quoted prices in markets that are not active, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency and include commercial paper, corporate bonds and notes, municipal bonds, government-sponsored enterprise obligations and FDIC-backed certificates of deposit. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect our own assumptions in measuring fair value. As of December 31, 2013 and 2012, we had no investments valued as Level 3 instruments. As of December 31, 2013 and 2012, the investments are recorded at amortized cost, which approximates fair market value. Generally our investments have maturity dates up to two years from our date of purchase and active markets for these investments exist.

RIVERBED TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Cash
Restricted cash primarily represents collateralized letters of credit established in connection with lease agreements for our facilities. Current restricted cash totaled $3.3 million and $1.1 million as of December 31, 2013 and 2012, respectively. Current restricted cash is included in Prepaid expenses and other current assets in the consolidated balance sheet. Long-term restricted cash totaled $9.1 million and $7.6 million at December 31, 2013 and 2012, respectively. Long-term restricted cash is included in Other assets in the consolidated balance sheets and consists primarily of funds held as collateral for letters of credit for the security deposit on the certain leases.
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
Borrowings

Our borrowings are classified as short-term and long-term and are considered Level 2 instruments. The fair value of these borrowings has been calculated using an estimate of the interest rate that we would be required to pay on the issuance of debt with similar terms and discounting the cash flows at that rate. Refer to Note 13 - Borrowings for the carrying value and additional disclosures on our borrowings.

5.	INVENTORY
Inventories consist primarily of hardware and related component parts and evaluation units located at customer locations, and are stated at the lower of cost (on a first-in, first-out basis) or market. Inventory is comprised of the following:

(in thousands)	As of December 31,
	2013	2012
Raw materials	$5,069	$2,613
Finished goods	15,430	16,682
Evaluation units	4,526	4,880
Total	$25,025	$24,175

6.	GOODWILL AND INTANGIBLE ASSETS
Goodwill
Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets. We consider the acquired businesses as additions to our product portfolio. We record goodwill adjustments pursuant to changes to net assets acquired during the measurement period, which is up to one year from the date of acquisition. A portion of the goodwill associated with the acquisition of OPNET, Expand, Global Protocols, LLC, Zeus and Aptimize. will be deductible for income tax purposes.

Goodwill consisted of the following:

RIVERBED TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands)
Balance at December 31, 2011	$117,474
Additions resulting from acquisitions	582,311
Balance at December 31, 2012	$699,785
Measurement period adjustments related to the OPNET acquisition	4,520
Balance at December 31, 2013	$704,305
Intangible Assets
Intangible assets are recorded at their estimated fair value as of the acquisition date of the related acquired business. Intangible assets that have a finite life are amortized over their useful lives.
Intangible assets consisted of the following:

(in thousands)	Weighted Average Useful Life	As of December 31, 2013
		Gross	Accumulated Amortization	Net
Existing technology	5.4 years	$237,353	$(73,111)	$164,242
Patents	5.0 years	8,799	(5,414)	3,385
Maintenance agreements	7.4 years	230,100	(41,353)	188,747
Customer contracts	6.3 years	51,103	(13,737)	37,366
Trademarks	5.6 years	12,800	(3,561)	9,239
Non-compete agreements	3.0 years	5,300	(1,900)	3,400
Backlog	1.0 year	12,400	(12,400)	—
Currency translation adjustment	N/A	—	—	(1,912)
Total intangible assets		$557,855	$(151,476)	$404,467

	Weighted Average Useful Life	As of December 31, 2012
		Gross	Accumulated Amortization	Net
Existing technology	5.4 years	$236,693	$(27,688)	$209,005
Patents	5.1 years	8,200	(3,624)	4,576
Maintenance agreements	7.4 years	230,100	(9,511)	220,589
Customer contracts	6.3 years	51,103	(4,774)	46,329
Trademarks	5.6 years	12,800	(1,388)	11,412
Non-compete agreements	3.0 years	5,300	(139)	5,161
Backlog	1.0 year	12,400	(1,378)	11,022
Currency translation adjustment	N/A	—	—	(1,912)
Total intangible assets subject to amortization		$556,596	$(48,502)	$506,182
In-process technology	N/A	660	—	660
Total intangible assets		$557,256	$(48,502)	$506,842
Amortization expense was $103.0 million, $25.9 million and $13.1 million for the years ended December 31, 2013, 2012 and 2011, respectively.
Estimated future amortization expense related to the above intangible assets subject to amortization at December 31, 2013 is as follows:

RIVERBED TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal Year	In thousands
2014	$84,038
2015	82,545
2016	74,232
2017	59,013
2018	57,795
Thereafter	46,844
Total remaining amortization of intangibles	$404,467

7.	FIXED ASSETS
Fixed assets are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets, which is typically two to five years. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or estimated useful life of the asset. Repair and maintenance costs are expensed as incurred.
Fixed assets consisted of the following:

(in thousands)	Estimated Useful Lives	As of December 31,
		2013	2012
Computer hardware and equipment	3 years	$53,417	$43,949
Leasehold improvements	2-5 years	37,733	24,163
Furniture and fixtures	3 years	10,207	8,195
Software	2-5 years	38,173	30,432
Total fixed assets		139,530	106,739
Accumulated depreciation and amortization		(81,720)	(57,495)
Fixed assets, net		$57,810	$49,244
Depreciation and amortization expense of fixed assets was $23.2 million, $14.6 million and $11.2 million for the years ended December 31, 2013, 2012 and 2011, respectively.
8.    ACCRUED LIABILITIES
Current liabilities
Accrued compensation and benefits consisted of the following:

(in thousands)	As of December 31,
	2013	2012
Payroll withholding taxes	$4,604	$19,849
Other accrued compensation and benefits	47,384	40,652
Total accrued compensation and benefits	$51,988	$60,501

Other long-term liabilities
Other long-term liabilities consisted of the following:

RIVERBED TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands)	As of December 31,
	2013	2012
Other long-term liabilities	$445	$213
Unrecognized tax benefit obligation	48,465	25,450
Total other long-term liabilities	$48,910	$25,663

9.	DEFERRED REVENUE
Deferred revenue consisted of the following:

(in thousands)	As of December 31,
	2013	2012
Product	$58,692	$64,322
Support and services	253,783	206,290
Total deferred revenue	$312,475	$270,612
Reported as:
Deferred revenue, current	$217,131	$182,219
Deferred revenue, non-current	95,344	88,393
Total deferred revenue	$312,475	$270,612
Deferred product revenue relates to arrangements where not all revenue recognition criteria have been met. Deferred support revenue represents customer payments made in advance for support contracts. Support contracts are typically billed on a per annum basis in advance and revenue is recognized ratably over the support period.
Deferred revenue, non-current consists primarily of deferred revenue related to the Juniper Networks, Inc. (Juniper) transaction, discussed below, and customer payments made in advance for support contracts with terms of more than 12 months.
Effective July 3, 2012, we entered into multiple agreements contemporaneously with Juniper pursuant to which we acquired certain rights and licenses to Juniper's WX wide area network (WAN) optimization product line, entered into a technology integration agreement to integrate our Steelhead Mobile technology into the Juniper Networks Junos Pulse client to enable a mobile acceleration solution for mobile phones and tablets, and granted Juniper a source code license for our application delivery controller (ADC) technology and related tools with rights to modify, create and distribute their own ADC product.
Pursuant to these agreements, Juniper paid us $75.0 million, and transferred to us certain assets of the Juniper WX WAN optimization business, primarily related to customer lists, which was valued at $0.7 million. The consideration transferred to Juniper was a source code license to our ADC technology for distribution on their appliances and four years of nonstandard product support valued at $75.7 million. The transaction was accounted for as a business combination, and there was no goodwill recorded as part of the transaction. The payments were recorded as deferred revenue and are recognized as revenue ratably over the four-year support term, because we do not have VSOE of fair value for the undelivered nonstandard support services. As of December 31, 2013, $49.3 million remained in deferred product revenue.

10.	GUARANTEES
Our agreements with customers, as well as our channel partner agreements, generally include certain provisions for indemnifying customers and channel partners and their affiliated parties against liabilities if our products infringe a third party’s intellectual property rights or for other mutually agreed upon liabilities. To date, we have not incurred any material costs as a result of such indemnifications and have not accrued any liabilities related to such obligations in our consolidated financial statements.

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
We lease our facilities under non-cancelable operating lease agreements. Future minimum commitments for these operating leases in place as of December 31, 2013 with a remaining non-cancelable lease term in excess of one year are as follows:

(in thousands)	December 31, 2013
2014	$23,525
2015	27,895
2016	26,454
2017	24,544
2018	22,794
Thereafter	93,446
Total	$218,658
The terms of certain lease agreements provide for rental payments on a graduated basis. We recognize rent expense on the straight-line basis over the lease period and have accrued for rent expense incurred but not paid. Rent expense under operating leases was $22.5 million, $13.6 million and $11.1 million for the years ended December 31, 2013, 2012 and 2011, respectively.
On February 2, 2012, we entered into a lease agreement, pursuant to which we will lease office space for an initial term of ten years, located at 680 Folsom Street, San Francisco, California, which we intend to use as our new worldwide corporate headquarters. On April 13, 2012, we signed the first amendment to the lease agreement for additional space. We obtained access to the leased space in November 2013 and began recognizing rent expense from that date. The base annual rent for the leased space will range from approximately $8.1 million to $11.0 million. In addition to the base rent, we will be responsible for payment of certain operating expenses, including utilities and real estate taxes.

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
Foreign currency contracts designated as cash flow hedges
We utilize foreign currency forward contracts to hedge certain forecasted foreign currency transactions relating to cost of service and operating expense. These contracts are designated and documented as cash flow hedges at their inception. All changes in time value are excluded from the cash flow hedge and recorded to Other (expense) income, net in the period incurred. The effective portion of derivative's gains or losses on these hedges is initially included in Accumulated other comprehensive income (loss) and is subsequently reclassified into the cost of

RIVERBED TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

service or operating expense, to which the hedged transaction relates, upon the occurrence of the forecasted transaction. We record any ineffectiveness of the hedging instruments in Other (expense) income, net in our consolidated financial statements in the period incurred. No ineffectiveness was recorded during the years ended December 31, 2013 and 2012.
The notional amount of these contracts was $49.0 million at December 31, 2013 and $39.7 million at December 31, 2012. Outstanding contracts are recognized as either assets or liabilities on the balance sheet at fair value. The amount remaining in Accumulated other comprehensive income (loss) as of December 31, 2013 was not significant and is expected to be recognized into earnings within the next twelve months.
Derivatives not designated as hedging instruments

We use foreign currency forward contracts to reduce the variability in gains and losses generated from the re-measurement of certain monetary assets and liabilities denominated in foreign currencies. These hedges do not qualify for hedge accounting treatment. These derivatives are carried at fair value with gains and losses recognized as Other (expense) income, net. Changes in the fair value of the derivatives are largely offset within the consolidated statement of operations by re-measurement of the underlying assets and liabilities. We had a notional value of $11.7 million in derivative instruments that were non-designated hedges at December 31, 2013 and $12.6 million at December 31, 2012.

RIVERBED TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value of Derivative Instruments

The fair value of derivative instruments in our consolidated balance sheet was as follows as of December 31, 2013:

	As of December 31,
(in thousands)	2013	2012
Derivative assets:
Foreign currency contracts designated as cash flow hedges	$162	$1
Derivatives not designated as hedging instruments	169	86
Total derivative assets	$331	$87
Derivative liabilities:
Foreign currency contracts designated as cash flow hedges	$57	$61
Derivatives not designated as hedging instruments	46	7
Total derivative liabilities	$103	$68
The effects of derivatives designated as hedging instruments on our consolidated statements of operations were as follows for the years ended December 31, 2013 and 2012:

	Year ended December 31,
(in thousands)	2013	2012
Amount of gain recognized in Accumulated other comprehensive income (loss) on derivatives (effective portion)	$191	$405
Amount and location of gain (loss) reclassified from Accumulated other comprehensive income (loss) into income (effective portion)
Cost of support and services	$90	$(60)
Sales and marketing	154	(235)
Research and development	36	(25)
General and administrative	29	(53)
Total	$309	$(373)
Amount and location of gain recognized in Income on derivatives (ineffective portion and amount excluded from effectiveness testing)
Other (expense) income, net	$91	$27

The effects of derivatives not designated as hedging instruments on our consolidated statements of operations were as follows for the year ended December 31, 2013:

	Year ended December 31,
(in thousands)	2013	2012
Other (expense) income, net	$192	$271

We enter into master netting arrangements with certain counterparties, which reduce credit risk by permitting net settlement of transactions with the same counterparty. A master netting arrangement may allow counterparties to net settle amounts owed to each other as a result of multiple, separate derivative transactions. These agreements also provide a right to offset corresponding amounts at the option of the non-defaulting party or non-affected party upon the early termination of these agreements by default or upon certain other termination events. For presentation on the consolidated balance sheets, it is our policy to not offset fair value amounts recognized for derivative instruments under master netting arrangements. As of December 31, 2013, we have posted no collateral for derivative instruments, therefore no amounts exist to offset the fair value amounts recognized for derivative instruments under master netting arrangements.

RIVERBED TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.BORROWINGS

In December 2013, we entered into a credit agreement and related security and other agreements for a $600.0 million credit facility (the 2013 Credit Facility) providing for a $300.0 million senior secured term credit facility and a $300.0 million senior secured revolving credit facility. The 2013 Credit Facility has a five year term. On December 20, 2013, we drew down $300.0 million in term loans, and $225.0 million under the revolving credit facility. The proceeds were used to pay-off all obligations under the credit agreement and related security and other agreements, dated as of December 18, 2012 (the 2012 Credit Facility). Pursuant to the issuance of the 2013 Credit Facility, we incurred debt issuance costs of approximately $4.2 million, which is recorded as a deferred asset and will be amortized to interest expense using the effective interest rate method.

Borrowings under the 2013 Credit Facility bear interest based on the daily balance outstanding at LIBOR (with no rate floor) plus an applicable margin (varying from 1.25% to 2.00%) or, in the certain cases a base rate (based on a certain lending institution’s Prime Rate or as otherwise specified in the credit agreement, with no rate floor) plus an applicable margin (varying from 0.25% to 1.00%). The revolving credit facility also carries a commitment fee equal to the unused borrowings multiplied by an applicable margin (varying from 0.25% to 0.30%). The applicable margins are calculated quarterly and vary based on our leverage ratio as set forth in the credit agreement. The initial interest rate on both the term and revolving loans is LIBOR + 175 basis points, or 2.0% as of December 31, 2013. Beginning in 2014, 5% of the initial term loan value is to be paid annually in quarterly installments.

The term loan contains various customary representations and warranties by us, which include customary use of materiality, material adverse effect and knowledge qualifiers. The 2013 Credit Facility also contains customary affirmative and negative covenants including, among other requirements, negative covenants that restrict our ability to dispose of assets, create liens, incur indebtedness, repurchase stock, pay dividends, make acquisitions and make investments. Further, the 2013 Credit Facility contains financial covenants that require the maintenance of minimum consolidated interest coverage and maximum consolidated leverage ratios. Specifically, we must maintain, as of the end of each fiscal quarter, an interest coverage ratio of (a) EBITDA (as defined in the 2013 Credit Facility) to (b) interest expense for the most recently ended period of four fiscal quarters of not less than 3.50 to 1.00. We must also maintain, at the end of each fiscal quarter, a consolidated leverage ratio of (x) consolidated funded debt to (y) consolidated EBITDA (as defined in the 2013 Credit Facility) as of the last day of any fiscal quarter of the Borrower as set forth in the table below:

Fiscal Quarter Ending	Consolidated Leverage Ratio
December 31, 2013 to December 31, 2014	3.50 to 1.00
March 31, 2015 to December 31, 2015	3.25 to 1.00
March 31, 2016 and thereafter	3.00 to 1.00

We were in compliance with all restrictive covenants of the term loan agreements as of December 31, 2013.

In December 2012, we entered into the 2012 Credit Facility for a seven year $575.0 million senior secured term loan facility to facilitate the acquisition of OPNET. As of December 31, 2012, $572.1 million in principle remained outstanding, which was net of $2.9 million in original issuance discount. This obligation was retired in December 2013. Pursuant to the issuance of this term loan, we incurred debt issuance costs of approximately $11.7 million, which was recorded as a deferred asset and amortized, along with the original issuance discount, to interest expense using the effective interest rate method. The term loan carried an interest rate of LIBOR + 300 basis points, with a 1% LIBOR floor.

In the year ended December 31, 2013, total interest expense was $23.7 million. In December 2013, we recognized a $12.3 million charge to Interest and other expense, net for the write-off of deferred debt issuance costs upon the pay-off of the 2012 Credit Facility.

The following table summarizes the future minimum principal payments on the 2013 Credit Facility outstanding as of December 31, 2013:

RIVERBED TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal year	(in thousands)
2014	$15,000
2015	15,000
2016	30,000
2017	30,000
2018	435,000
Thereafter	—
Total	$525,000

14.	COMMON STOCK
On November 10, 2013, our Board of Directors authorized and declared a dividend distribution of one right (a Right) for each outstanding share of common stock to stockholders of record at the close of business on November 21, 2013 (the Record Date). Each Right entitles the registered holder to purchase from us one one-thousandth of a share of Series A Participating Preferred Stock, par value $0.0001 per share (the Preferred Shares), at an exercise price of $75.00 per one one-thousandth of a Preferred Share, subject to adjustment (the Exercise Price). The complete terms of the Rights are set forth in a Preferred Shares Rights Agreement (the Rights Agreement), dated as of November 11, 2013 and as amended November 27, 2013, between Riverbed and Computershare Trust Company, N.A., as rights agent. Subject to certain exceptions specified in the Rights Agreement, the Rights will separate from the common stock and become exercisable following (i) the 10th business day (or such later date as may be determined by the Board of Directors) after the public announcement that a person or group of affiliated or associated persons (an Acquiring Person) has acquired beneficial ownership of 10% (or 20% in the case of certain institutional investors who report their holdings on Schedule 13G) or more of the common stock or (ii) the 10th business day (or such later date as may be determined by the Board of Directors) after a person or group announces a tender or exchange offer that would result in ownership by a person or group of 10% (or 20% in the case of certain institutional investors who report their holdings on Schedule 13G) or more of the common stock. Until such a time, the Rights are inseparable from our common stock. The Rights have a de minimus fair value. The Rights Agreement expires November 11, 2014.
Stock Plans
In July 2002, our Board of Directors adopted the 2002 Stock Plan (the 2002 Plan). In April and May 2006, our Board of Directors approved the 2006 Equity Incentive Plan (the 2006 Plan), the 2006 Employee Stock Purchase Plan (the Purchase Plan), and the 2006 Director Option Plan, which became effective upon our Initial Public Offering. In September 2006, all shares of common stock available for grant under the 2002 Plan transferred to the 2006 Plan.
The Plans provide for automatic replenishments as follows:

•
2006 Employee Stock Purchase Plan — Through January 2013, the Purchase Plan increased on January 1 of each year by a number of shares equal to the lesser of (i) 1,500,000 shares or (ii) 1% of the shares of common stock outstanding at that time or (iii) the number of shares determined by the Board. Effective May 22, 2013, the stockholders approved a 10,000,000 share increase to the Purchase Plan and the annual evergreen provision was discontinued.

•	2006 Director Option Plan — increased on January 1 of each year for the term of the 2006 Director Option Plan by 500,000 shares.
In February 2009, our Board of Directors adopted the 2009 Inducement Equity Incentive Plan (the 2009 Plan). The objective of the 2009 Plan is to provide incentives to attract, retain, and motivate eligible persons whose potential contributions are important to promote our long-term success and the creation of stockholder value. The 2009 Plan is intended to comply with NASDAQ Rule 5635(c)(4) (formerly NASDAQ Rule 4350(i)(1)(A)(iv)), which governs granting certain awards as a material inducement to an individual entering into employment with us. The 2009 Plan may be used for new hire equity grants should the Board of Directors determine to do so in the future.

RIVERBED TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pursuant to our December 2012 acquisition of OPNET, we assumed the Riverbed 2012 Stock Incentive Plan (2012 Plan) (formerly named the OPNET Technologies, Inc. 2010 Stock Incentive Plan), including all outstanding shares of restricted stock, all outstanding restricted stock units, and all shares available for future issuance under the Riverbed 2012 Stock Incentive Plan, and all of such securities became issuable for shares of our common stock, subject to appropriate adjustments to the number of shares pursuant to the Merger Agreement. The Riverbed 2012 Stock Incentive Plan provides for the number of shares of common stock available for issuance under the 2012 Plan to automatically increase on the first trading day of each calendar year, beginning with the 2013 calendar year and continuing through the term of the 2012 Plan, by an amount equal to the lesser of (i) 1,631,762 shares of common stock, or (ii) an amount determined by the Board.
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
A summary of shares available for grant as of December 31, 2013 is as follows:

(in thousands)	Year ended December 31,
2013
2006 Plan	4,563
2012 Plan	3,881
2006 Director option plan	3,104
2009 Inducement equity incentive plan	421
Purchase plan	10,715
Total	22,684
Stock-Based Compensation Expense
The following table summarizes stock-based compensation expense for stock options, RSUs and the Purchase Plan recorded in our statement of operations:

(in thousands)	Year ended December 31,
	2013	2012	2011
Cost of product	$1,212	$942	$976
Cost of support and services	8,832	6,853	6,486
Sales and marketing	40,991	35,668	35,451
Research and development	25,183	28,645	26,946
General and administrative	14,339	17,186	19,875
Total stock-based compensation expense	$90,557	$89,294	$89,734
Share-Based Payments Valuation Assumptions
The fair value of options granted and Purchase Plan shares granted was estimated at the date of grant using the following assumptions:

	Year ended December 31,
	2013	2012	2011
Employee Stock Options
Expected term in years	4.3 - 4.4	4.2 - 4.3	4.2
Risk-free interest rate	0.7% - 1.2%	0.6% - 0.7%	0.8% - 1.7%
Volatility	53% - 63%	62% - 66%	62% - 67%

RIVERBED TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Year ended December 31,
	2013	2012	2011
Purchase Plan
Expected term in years	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Risk-free interest rate	0.08% - 0.30%	0.14% - 0.29%	0.05% - 0.56%
Volatility	40% - 64%	63% - 74%	49% - 77%
We estimated the fair value of stock options granted using the Black-Scholes option-pricing formula and a single option award approach. This model utilizes the estimated fair value of common stock and requires that, at the date of grant, we use the expected term of the option, the expected volatility of the price of our common stock, risk-free interest rates and expected dividend yield of our common stock. The fair value is recognized on a straight-line basis over the requisite service periods of the awards, which is generally three to four years.
The expected term represents the period that stock options are expected to be outstanding. We estimated the expected term based on historical exercise patterns and post vesting termination behavior. We estimated the expected volatility of stock options using a blend of historical and implied volatility data.
The computation of expected volatility for the Purchase Plan is based on our historical volatility.
Compensation costs are recognized only for those equity awards expected to vest. These compensation costs are determined at the aggregate grant level for service-based awards and at the individual vesting tranche level for awards with performance conditions.
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
As of December 31, 2013, total compensation cost related to stock options granted to employees and directors not yet recognized was $47.6 million, net of estimated forfeitures. This cost will be recognized on a straight-line basis over the remaining weighted-average service period of 3.6 years.
The following table summarizes information about stock options activity under all stock option plans:

(in thousands, except per share amounts)	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance at December 31, 2012	16,211	$14.81	3.52	$113,274
Granted	2,184	$15.76
Exercised	(5,379)	$8.75
Forfeited or expired	(1,065)	$23.86
Balance at December 31, 2013	11,951	$16.84	3.67	$48,405
Exercisable	7,853	$15.49	2.60	$42,781
Vested and expected to vest	11,498	$16.72	3.51	$47,825
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the closing price of our common stock at December 31, 2013. During the years ended

RIVERBED TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2013, 2012 and 2011, the aggregate intrinsic value of stock option awards exercised was $37.8 million, $45.9 million, and $129.7 million, respectively, determined at the date of option exercise.
The weighted average grant-date fair value of options granted for the years ended December 31, 2013, 2012 and 2011, was $6.30, $10.19, and $15.66 per share, respectively.
Stock Purchase Plan
Under the Purchase Plan, employees may purchase shares of common stock through payroll deductions at a price per share that is 85% of the lesser of the fair market value of our common stock as of the beginning of an applicable offering period or the applicable purchase date. Offering periods are generally 24 months with purchases generally every 6 months. Employees’ payroll deductions may not exceed 15% of their compensation. Employees may purchase up to 4,000 shares per purchase period provided that the value of the shares purchased in any calendar year does not exceed IRS limitations.
As of December 31, 2013, there was $30.8 million of total compensation cost, net of estimated forfeitures, left to be recognized under our Purchase Plan, which will be recognized over the remaining Purchase Plan offering period, which is up to 19 months.
The weighted average fair value of grants for the years ended December 31, 2013, 2012 and 2011, was $5.85, $8.67, and $11.34 per share, respectively.
Restricted Stock Units
RSUs, which include performance-based RSUs, are granted to our employees and eligible executives, under the 2006 Plan. We expense the cost of nonvested RSUs, which is determined to be the fair market value of the shares of our common stock at the date of grant, ratably over the service period.
The number of performance-based RSUs that are earned is generally variable based upon meeting certain annual performance targets, and vesting occurs three years from the date of grant.
RSUs generally vest over a period of three to four years from the date of grant. Until vested, RSUs do not have the voting rights of common stock and the shares underlying the awards are not considered issued and outstanding.
As of December 31, 2013, total unrecognized compensation cost related to nonvested RSUs to employees and directors not yet recognized was $153.0 million, net of estimated forfeitures. This cost will be recognized over the remaining weighted-average service period of 2.7 years.
The following table summarizes information about nonvested RSUs as of December 31, 2013:

(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2012	6,530	$23.98
Granted	9,066	$16.94
Vested	(2,376)	$23.27
Forfeited	(4,094)	$20.90
Balance at December 31, 2013	9,126	$17.67
The weighted average grant-date fair value of RSUs granted in the years ended December 31, 2013, 2012 and 2011 were $16.94, $20.85, and $33.17, respectively.

RIVERBED TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Share Repurchase Program
On August 19, 2011, our Board of Directors authorized a Share Repurchase Program (the Program), which authorized us to repurchase up to $150.0 million of our outstanding common stock. On May 17, 2012, our Board of Directors approved a $150.0 million increase to the Program. On August 19, 2013, our Board announced a $200.0 million increase to the Program. The Program does not require us to purchase a minimum number of shares, and may be suspended, modified or discontinued at any time without prior notice. The timing and amounts of these purchases are based on market conditions and other factors, including price, regulatory requirements and capital availability. The share repurchases were financed by available cash balances and cash from operations.
In October 2013, we entered into a collared accelerated share repurchase agreement (the ASR Contract) with a financial institution under which we repurchased shares of our own common stock with an aggregate value of $75.0 million. Shares shall be repurchased over the term of the ASR Contract, which was expected to end no later than February 5, 2014, although the completion date may be accelerated at the financial institution’s option. The exact number of shares to be repurchased was to be determined by the average of the daily volume weighted average prices of shares traded during the term of the ASR Contract, subject to collar provisions that established a minimum and maximum number of shares to be repurchased. The completion date was accelerated by the financial institution to November 11, 2013, under the terms of the original agreement. During the fourth quarter of 2013, a total of 4.5 million shares were delivered to us and retired, which represented a weighted average share price of approximately $16.74 for the transaction period. The up-front payments of $75.0 million was accounted for as a reduction to stockholders’ equity in our consolidated balance sheet. We reflected the transaction as a repurchase of common stock for purposes of calculating net income (loss) per common share and as forward contracts indexed to our own common stock. The forward contracts met all of the applicable criteria for equity classification, and, therefore, were not accounted for as derivative instruments.
For the year ended December 31, 2013, we repurchased 12.4 million shares of common stock under the Program on the open market for an aggregate purchase price of $200.1 million, or a weighted average of $16.11 per share. For the year ended December 31, 2012, we repurchased 7.4 million shares of common stock under the Program on the open market for an aggregate purchase price of $127.1 million, or a weighted average of $17.24 per share. For the year ended December 31, 2011, we repurchased 1.5 million shares of common stock under the Program on the open market for an aggregate purchase price of $35.0 million, or a weighted average of $23.36 per share.
The timing and amounts of these purchases were based on market conditions and other factors including price, regulatory requirements and capital availability. The share repurchases were financed by available cash balances and cash from operations.
15.    INCOME TAXES
A geographical breakdown of income (loss) before provision for (benefit from) income taxes is shown in the following table:

	Year ended December 31,
(in thousands)	2013	2012	2011
Domestic	$(46,884)	$50,095	$119,258
Foreign	20,319	43,938	(27,212)
Total	$(26,565)	$94,033	$92,046

RIVERBED TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The provision for (benefit from) income tax expense consists of the following:

	Year ended December 31,
(in thousands)	2013	2012	2011
Current:
Federal	$25,396	$24,105	$33,361
State	2,971	2,629	3,967
Foreign	6,423	7,267	9,138
Total current	$34,790	$34,001	$46,466
Deferred:
Federal	$(35,731)	$6,483	$(11,552)
State	(12,920)	917	(1,734)
Foreign	(286)	(1,965)	(4,941)
Total deferred	$(48,937)	$5,435	$(18,227)
Total provision for (benefit from) income taxes	$(14,147)	$39,436	$28,239
Our effective tax rate was 53.3%, 41.9%, and 30.7%, for the years ended December 31, 2013, 2012 and 2011, respectively.

RIVERBED TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The difference between the provision for (benefit from) income taxes and the amount computed by applying the federal statutory income tax rate to income before taxes is as follows:

	Year ended December 31,
(in thousands)	2013	2012	2011
Expected provision at federal statutory rate	$(9,298)	$32,910	$32,216
State taxes, net of federal benefit	(6,425)	2,172	1,342
Stock-based compensation expense	12,606	9,088	5,459
Intercompany transfers of intellectual property	3,552	6,614	5,125
Non-deductible expenses	221	707	1,232
Acquisition related expenses	—	2,230	84
Change in valuation allowance	—	—	(8,837)
Research and development tax credits	(8,392)	(964)	(5,238)
Election to treat foreign subsidiary as U.S. branch	—	—	(2,908)
Foreign rate differential	(6,172)	(11,920)	(1,238)
Domestic production activities deduction	(2,227)	(299)	(226)
Meals and entertainment	494	400	312
Change in uncertain tax positions, including interest	1,167	122	263
Other (net)	327	(1,624)	653
Total	$(14,147)	$39,436	$28,239
The components of the current and non-current deferred tax assets and liabilities consist of the following:

	As of December 31,
(in thousands)	2013	2012
Current deferred tax assets (liabilities):
Other accrued liabilities and reserves	$11,304	$9,007
Deferred compensation	8,907	10,611
Depreciation and amortization	1,676	2,315
Net operating losses	1,415	1,499
Deferred revenue	(15,701)	(12,579)
Valuation allowance	(379)	(357)
Total current deferred tax assets, net	$7,222	$10,496
Non-current deferred tax assets (liabilities):
Deferred compensation	$20,956	$28,613
Credit carryforwards	16,763	13,966
Deferred revenue	16,616	13,216
Net operating losses	8,552	23,683
Intangible assets	(101,925)	(176,339)
Other accrued liabilities and reserves	9,505	7,280
Valuation allowance	(15,789)	(12,973)
Depreciation and amortization	(6,280)	(7,153)
State taxes	3,128	7,072
Total non-current deferred tax liabilities, net	$(48,474)	$(102,635)
We have not provided U.S. taxes for our foreign earnings, which are intended to be indefinitely reinvested outside the U.S. As of December 31, 2013, we had cumulative undistributed earnings of foreign subsidiaries of

RIVERBED TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approximately $93.7 million, which are intended to be reinvested and for which no U.S. income or foreign withholding taxes have been recorded. Determination of the amount of unrecognized deferred tax liability with respect to such earnings is not practicable. The additional taxes on the earnings of foreign subsidiaries, if remitted, would be partially offset by U.S. tax credits for foreign taxes already paid.
We are subject to a reduced income tax rate in Singapore as a result of certain employment and spending commitments. The reduced tax rate is effective through 2020. For the years ended December 31, 2013 and 2012, we realized a tax benefit of $1.7 million ($0.01 per diluted share) and $3.8 million ($0.02 per diluted share), respectively. We realized no tax savings in the year ended December 31, 2011 because of net local tax losses.
During the year ended December 31, 2013, the American Taxpayer Relief Act of 2012 reinstated the U.S. federal R&D tax credit through December 31, 2013, retroactive to January 1, 2012. As a result, the tax provision for the year ended December 31, 2013 includes a tax benefit of $4.4 million related to the federal R&D tax credit for the year ended December 31, 2012.
During 2013, we completed the integration of the OPNET business into our existing  tax structure and intercompany relationships to more closely align with the international nature of our business activities. Our corporate restructuring activities may cause volatility to our overall effective tax rate in the short term but is expected to reduce our overall effective tax rate over the long term.
During the year ended December 31, 2013, we changed the tax status of certain OPNET subsidiaries to entities that are disregarded for federal and state income tax purposes. As a result of the change in tax status, we recorded a state income tax benefit of $4.4 million, net of federal benefit, to record the revaluation of OPNET’s deferred tax assets and liabilities resulting from the change.
Based on our forecasted future income allocated to California, it is more likely than not the California income tax credit carryforwards will not be utilized in the foreseeable future. Accordingly, we have established a full valuation allowance against the tax credits. The amount of the valuation allowance against the California credits was $10.5 million and $8.6 million, net of federal benefit, for the years ended December 31, 2013 and 2012, respectively.
As of December 31, 2011, we reevaluated the need for a valuation allowance on certain federal net operating loss carryforwards and R&D credit carryforwards by considering positive and negative evidence as required by the related accounting guidance. As a result of this evaluation, we concluded that it was more likely than not that we would have sufficient future taxable income to utilize the net operating loss carryforwards and credit carryforwards. Accordingly, we reversed the valuation allowance and recorded an income tax benefit of $8.8 million in 2011.
During the year ended December 31, 2011, we made an election to change the tax status of our United Kingdom subsidiaries to entities that are disregarded for federal and state income tax purposes. As a result of the change in tax status, we recorded a tax benefit of $2.9 million to record certain deferred tax assets resulting from the change.
As of December 31, 2013, we had net operating loss carryforwards for federal, state and foreign income tax purposes of $24.9 million, $7.6 million and $1.4 million, respectively. The utilization of the federal loss and a majority of state loss carryforwards are subject to limitation under Section 382 of the Internal Revenue Code. As of December 31, 2013, we also had federal and state R&D tax credit carryforwards of approximately $0.5 million and $27.4 million, respectively. If not utilized, the federal net operating loss carryforwards will expire between 2020 and 2030, while the state net operating loss carryforwards will expire between 2018 and 2031. The majority of our federal R&D tax credit carryforwards will expire between 2026 and 2030. The state R&D tax credit carryforwards and the foreign net operating loss carryforwards do not expire.
During the year ended December 31, 2013, we reduced our current federal, foreign and state taxes payable by $9.0 million for the excess tax benefits from stock option exercises and other employee stock programs, offsetting additional paid-in capital. Further, we reduced our federal, foreign and state deferred tax assets by $12.0 million for the tax benefit deficiencies from stock option exercises and other employee stock programs, offsetting additional paid-in capital. In addition, we have unrecorded excess tax benefits from stock option exercises and other employee stock programs of approximately $5.6 million as of December 31, 2013. These amounts will be credited to additional paid-in-capital when such amounts reduce cash taxes payable.

RIVERBED TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Uncertain Income Tax Positions
A reconciliation of the beginning and ending amount of the consolidated liability for unrecognized income tax benefits during the year is as follows:

	Year ended December 31,
(in thousands)	2013	2012	2011
Beginning Balance	$30,690	$26,995	$6,918
Additions for tax positions of prior years	2,485	930	2,354
Additions for tax positions related to current year	21,306	3,810	18,167
Reductions for tax positions of prior year	(1,351)	(979)	(444)
Settlements	(15)	(66)	—
Ending Balance	$53,115	$30,690	$26,995
As of December 31, 2013, 2012 and 2011, the unrecognized tax benefits of $53.1 million, $30.7 million and $27.0 million, respectively, included tax benefits that, if recognized, would reduce our effective tax rate by $43.4 million, $21.9 million and $19.6 million, respectively. As of December 31, 2013, 2012 and 2011, the ending balance of accrued interest and penalties associated with uncertain tax positions is $1.8 million, $0.5 million and $0.3 million, respectively. For the years ended December 31, 2013, 2012 and 2011, we accrued $1.1 million, $0.2 million, and $0.1 million of interest and penalties. Over the next 12 months, our unrecognized tax benefits could be reduced by up to $3.6 million.
As of December 31, 2013, we had $55.1 million of unrecognized tax benefits (including $1.8 million related to interest and penalties) related to our uncertain tax positions. Of this amount, $48.5 million is included in Other long-term liabilities. The remaining $6.6 million is reported as a reduction of deferred tax assets.
We are subject to income tax in the U.S. as well as numerous state and foreign jurisdictions. We are no longer subject to federal examinations for years before 2009. With the exception of several states, we are no longer subject to state and local income tax examinations for years before 2010, although carryforward attributes that were generated prior to 2010 may still be adjusted upon examination by the California Franchise Tax Board if the attributes either have been or will be used in a future period. In addition, we file tax returns in multiple foreign taxing jurisdictions. In our most significant foreign jurisdictions, the UK and Singapore, the open tax years range from 2009 to 2012.

16.	SEGMENT AND GEOGRAPHIC INFORMATION
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
Revenue by Product Line
We have two product lines: Application Acceleration and Performance Management. Application Acceleration includes our WAN optimization products, including Steelhead and Granite, our Stingray virtual ADCs, and our Whitewater cloud storage delivery products. Performance Management includes application-aware network performance management (NPM) and application performance management (APM) products. The Performance Management product line combines our former Cascade products and the products acquired from OPNET.

The following table presents revenue by product line:

	Year ended December 31,
(in thousands)	2013	2012	2011
Application Acceleration	$807,469	$767,037	$677,764
Performance Management	233,564	69,823	48,712
Total revenue	$1,041,033	$836,860	$726,476

Revenue by geography is based on the billing address of the customer. The following table sets forth revenue by geographic area.
Revenue by Geography

	Year ended December 31,
(in thousands)	2013	2012	2011
Americas
United States	$611,469	$463,534	$402,157
Other Americas	38,351	31,373	35,788
Total Americas	649,820	494,907	437,945
Europe, Middle East and Africa
United Kingdom	118,022	124,458	87,701
Other Europe, Middle East and Africa	140,335	101,194	99,724
Total Europe, Middle East and Africa	258,357	225,652	187,425
Asia Pacific	132,856	116,301	101,106
Total revenue	$1,041,033	$836,860	$726,476

17.	EMPLOYEE BENEFIT PLAN
We have a 401(k) plan covering all eligible employees. At our discretion, we may match a portion of the employees’ eligible contributions. Contributions to the plan during the years ended December 31, 2013, 2012 and 2011, were $7.8 million, $5.1 million and $2.0 million, respectively.

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
At this time we are unable to estimate any range of reasonably possible loss relating to these actions. Trial of our claims against Silver Peak Systems is currently stayed pending a separate U.S. Patent and Trademark Office proceeding. In anticipation of the trial of Silver Peak Systems' claims against us, the Court issued a partial summary judgment finding of direct infringement of U.S. patent number 7,948,921, but reserved for trial a number of additional factors that have yet to be proved but are required for a verdict of infringement, and has not yet

RIVERBED TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

addressed the validity of that patent. This trial is currently scheduled to begin on March 24, 2014. We believe that we have meritorious defenses to the counterclaims against us, and we intend to vigorously contest these counterclaims.
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
In October 2012 we served the representative of the Zeus shareholders, as lead defendant and proposed defendant class representative for all other similarly situated former shareholders of Zeus, with a lawsuit, filed in the Superior Court of the State of California, for declaratory relief.  The lawsuit seeks declaratory judgment that, among other things, (a) Riverbed is not in breach of the share purchase agreement, and (b) Riverbed does not owe any acquisition-related contingent consideration under the share purchase agreement because the necessary conditions precedent to the payment of acquisition-related contingent consideration did not occur. In November 2012, the representative of the Zeus shareholders filed a cross-complaint against Riverbed and Riverbed Technology Limited in the Superior Court of the State of California.  The cross-complaint claims breach of contract and breach of the covenant of good faith and fair dealing, and seeks declaratory judgment that Riverbed has breached the share purchase agreement and that the entire $27.0 million in contingent consideration is payable to Zeus shareholders. Discovery is ongoing, and the Court has approved a class treatment of the former shareholders, though several have declined to participate. The trial is currently scheduled for November 3, 2014. We believe that the contention of the representative of the Zeus shareholders, and the Court-appointed class representatives for shareholders, is without merit and intend to vigorously defend our determination.
In November 2012 we received a grand jury subpoena issued by the United States District Court for the Eastern District of Virginia. The subpoena requested documents related to certain federal government contracting matters, including a $19 million transaction involving the sale of our products and services by a Riverbed reseller to an agency of the federal government in 2009. In January 2014 we received a notice that the Civil Division of the United States Attorney’s Office for the Eastern District of Virginia has opened a civil investigation into the same matters.
From time to time, we are subject to various legal proceedings, claims and litigation arising in the ordinary course of business. We do not believe we are party to any currently pending legal proceedings the outcome of which would have a material adverse effect on our financial position, results of operations, or cash flows. There can be no assurance that existing or future legal proceedings arising in the ordinary course of business or otherwise will not have a material adverse effect on our financial position, results of operations, or cash flows.

19.	RELATED PARTIES
No significant related party transactions occurred in the years ended December 31, 2013, 2012 and 2011.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no disagreements with accountants on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures required to be reported under this item.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2013, the end of the period covered by this Annual Report on Form 10-K. This controls evaluation was done under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.
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
Based upon the controls evaluation, our CEO and CFO have concluded that as of December 31, 2013, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission and to ensure that material information relating to us and our consolidated subsidiaries is made known to management, including the CEO and CFO.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over our financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, management used guidelines established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission’s 1992 framework. Based on our assessment, using those criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2013. The attestation report concerning the effectiveness of our internal control over financial reporting as of December 31, 2013, issued by Ernst & Young, LLP, Independent Registered Public Accounting Firm, appears in Part II, Item 8 of the Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting means a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
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
The information regarding our directors required by this item is included under the caption “Election of Directors” in Riverbed’s Proxy Statement for its 2014 Annual Meeting of Stockholders to be filed within 120 days after the end of the fiscal year ended December 31, 2013 (the “2014 Proxy Statement”) and is incorporated herein by reference. The information regarding our executive officers required by this item is included under the caption “Executive Officers” in the 2014 Proxy Statement and is incorporated herein by reference. The information regarding compliance with Section 16(a) of the Exchange Act required by this item is included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2014 Proxy Statement and is incorporated herein by reference. The information regarding our code of ethics, nominating committee and audit committee required by this item is included under the caption “Corporate Governance” in the 2014 Proxy Statement and is incorporated herein by reference.

Item 11.	Executive Compensation
The information regarding executive compensation required by this item is included under the caption “Compensation of Executive Officers” in the 2014 Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information regarding securities authorized for issuance under equity compensation plans required by this item is included under the caption “Equity Compensation Plan Information” in the 2014 Proxy Statement and is incorporated herein by reference. The information regarding security ownership of certain beneficial owners and management required by this item is included under the caption “Security Ownership of Certain Beneficial Owners and Management” in the 2014 Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information regarding transactions with related persons required by this item is included under the caption “Review, Approval or Ratification of Transactions with Related Persons” in the 2014 Proxy Statement and is incorporated herein by reference. The information regarding director independence required by this item is included under the caption “Corporate Governance” in the 2014 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
The information required by this item is incorporated under the captions “Independent Registered Public Accounting Firm’s Fees” and “Pre-Approval Policies and Procedures” in the 2014 Proxy Statement and is incorporated herein by reference.

Part IV

Item 15.	Exhibits and Financial Statement Schedules
(a) (1) Financial Statements
The financial statements filed as part of this report are listed on the index to financial statements on page 62.
(a) (2) Financial Statement Schedules
The following financial statement schedule is filed as a part of this Annual Report on Form 10-K
Schedule II — Valuation and Qualifying Accounts
SCHEDULE II
Valuation and Qualifying Accounts

	Year ended December 31,
(in thousands)	2013	2012	2011
Trade Receivable Allowance
Beginning balance	$2,064	$1,586	$1,402
Additions charged to operations	919	825	516
Write-offs	(987)	(347)	(332)
Ending balance	$1,996	$2,064	$1,586
All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.
(a) (3) Exhibits
The following exhibits are incorporated by reference or filed herewith.

Exhibit No.	Description

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

3.2
Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (No. 001-33023), filed with the SEC on November 12, 2013).

3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 of Registrant’s Current Report on Form 8-K (No. 001-33023), filed with the SEC on February 22, 2011).

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Form of Common Stock certificate (incorporated by reference to Exhibit 4.2 of Registrant’s Form S-1 Registration No. 333-133437).

4.3
Amended and Restated Investors’ Rights Agreement, dated February 10, 2006, by and among the Registrant and the investors listed on the signature pages thereto (incorporated by reference to Exhibit 4.3 of Registrant’s Form S-1 Registration No. 333-133437).

Exhibit No.	Description

4.4
Preferred Shares Rights Agreement, dated as of November 11, 2013, by and between Riverbed Technology, Inc. and Computershare Trust Company, N.A., as rights agent (incorporated by reference to Exhibit 4.1 of Registrant's Current Report on Form 8-K (No. 001-33023), filed with the SEC on November 12, 2013).

4.5	Amendment No. 1 to the Preferred Shares Rights Agreement, dated as of November 27, 2013, by and between Riverbed Technology, Inc. and Computershare Trust Company, N.A., as rights agent.

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

10.8
Form of 2006 Equity Incentive Plan Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K (No 001-33023), filed with the SEC on May 7, 2008).*

10.9
Form of 2006 Equity Incentive Plan Notice of Stock Option Grant and Stock Option Agreement (incorporated by reference to Exhibit 10.42 of Registrant’s Quarterly Report on Form 10-Q (No 001-33023), filed with the SEC on July 30, 2007). *

10.10
2006 Director Option Plan, as amended and restated on May 16, 2013 (incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q (No. 001-33023), filed with the SEC on August 1, 2013).*

10.11	Forms of agreements under the 2006 Director Option Plan (incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q (No. 001-33023), filed with the SEC on July 29, 2011).*

10.12
Form of 2006 Director Option Plan Notice of Stock Option Grant (incorporated by reference to Exhibit 10.45 of Registrant’s Quarterly Report on Form 10-Q (No. 001-33023), filed with the SEC on October 25, 2007).*

10.13
2006 Employee Stock Purchase Plan, as amended and restated on May 22, 2013 (incorporated by reference to Appendix A to the Registrant's Definitive Proxy Statement on Schedule 14A), filed with the SEC on April 9, 2013.*

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

10.17	Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K (No. 001-33023), filed with the SEC on February 19, 2009).*

Exhibit No.	Description

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

10.21
Change in Control Severance Agreement, dated as of May 12, 2013, with Ernest E. Maddock (incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q (No. 001-33023), filed with the SEC on August 1, 2013).*

10.22
Agreement of Sublease dated September 26, 2006 between PricewaterhouseCoopers LLP and the Registrant (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K (No. 001-33023), filed with the SEC on October 2, 2006).

10.23
Lease agreement for 199 Fremont Street dated March 21, 2007 between GLL Fremont Street Partners, Inc. and the Registrant (incorporated by reference to Exhibit 10.22 of Registrant’s Annual Report on Form 10-K (No. 001-33023), filed with the SEC on February 15, 2008).

10.24
Lease agreement dated June 28, 2007 between W2005 RPS Realty, L.L.C. and the Registrant (incorporated by reference to Exhibit 10.44 of Registrant’s Quarterly Report on Form 10-Q (No. 001-33023), filed with the SEC on July 30, 2007).

10.25
Forms of agreement under the Riverbed Technology, Inc. 2009 Inducement Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K (No. 001-33023), filed with the SEC on February 20, 2009). *

10.26
Form of 2006 Equity Incentive Plan RSU Agreement (Non-Employee Directors) (incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q (No. 001-33023), filed with the SEC on July 29, 2011). *

10.27
Lease agreement dated as of February 2, 2012, between 680 Folsom Owner LLC and the Registrant (incorporated by reference to Exhibit 10.1 of Registrant's Quarterly Report on Form 10-Q (No. 001-33023), filed with the SEC on April 30, 2012).

10.28
First Amendment to Lease dated as of April 13, 2012, pursuant to Lease agreement dated as of February 2, 2012, between 680 Folsom Owner LLC and the Registrant (incorporated by reference to Exhibit 10.1 of Registrant's Quarterly Report on Form 10-Q (No. 001-33023), filed with the SEC on July 27, 2012).

10.29
Credit Agreement, dated as of December 20, 2013, among Riverbed Technology, Inc., certain lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, Wells Fargo Bank, National Association, as syndication agent, HSBC Bank USA, N.A., as documentation agent, and J.P. Morgan Securities LLC and Wells Fargo Securities LLC, as joint lead arrangers and joint bookrunners (incorporated by reference to Exhibit 10.1 of Registrant Riverbed Technology, Inc., certain lenders party thereto, JPMorgan December 26, 2013).

10.30
Guarantee and Collateral Agreement, dated as of December 20, 2013, made by Riverbed Technology, Inc. and the other Grantors party thereto in favor of JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K (No. 001-33023), filed with the SEC on December 26, 2013).

10.31	OPNET Technologies, Inc. Amended and Restated 2000 Stock Incentive Plan (incorporated by reference to Exhibit 4.3 of Registrant's Form S-8 Registration No. 333-185855).*
10.32	2012 Stock Incentive Plan, as amended and restated on January 2, 2013 (incorporated by reference to Exhibit 4.4 of Registrant's Form S-8 Registration No. 333-185855).*
10.33
Amendment to Non-Employee Director Stock Option Agreements, dated May 7, 2012, by and between Stanley J. Meresman and the Registrant (incorporated by reference to Exhibit 10.2 of Registrant's Quarterly Report on Form 10-Q (No. 001-33023), filed with the SEC on July 27, 2012).*

21.1	List of subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certifications

Exhibit No.	Description

31.2	Certifications

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
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

RIVERBED TECHNOLOGY, INC.

By:	/S/ JERRY M. KENNELLY
Jerry M. Kennelly, Chief Executive Officer
Date: February 14, 2014

RIVERBED TECHNOLOGY, INC.

By:	/S/ ERNEST E. MADDOCK
Ernest E. Maddock, Chief Financial Officer
Date: February 14, 2014
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JERRY M. KENNELLY	Chief Executive Officer and Chairman (Principal Executive Officer)	February 14, 2014
Jerry M. Kennelly

/S/ ERNEST E. MADDOCK	Chief Financial Officer (Principal Financial and Accounting Officer)	February 14, 2014
Ernest E. Maddock

/S/ MICHAEL BOUSTRIDGE	Director	February 14, 2014
Michael Boustridge

/S/ MARK A. FLOYD	Director	February 14, 2014
Mark A. Floyd

/S/ MICHAEL R. KOUREY	Director	February 14, 2014
Michael R. Kourey

/S/ MARK LEWIS	Director	February 14, 2014
Mark Lewis

/s/ SATYA NADELLA	Director	February 14, 2014
Satya Nadella

/S/ CHRISTOPHER J. SCHAEPE	Director	February 14, 2014
Christopher J. Schaepe

/S/ KIMBERLY S. STEVENSON	Director	February 14, 2014
Kimberly S. Stevenson

/S/ ERIC S. WOLFORD	Director	February 14, 2014
Eric S. Wolford