Form 10-Q
period 2014-03-31
Riverbed Technology, Inc.
filed 2014-05-01
CIK 1357326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-Q
_____________________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
OR
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
The number of shares of the registrant’s common stock, par value $0.0001, outstanding as of April 29, 2014 was: 160,542,961.

RIVERBED TECHNOLOGY, INC.

Item 1.	Financial Statements (unaudited)

RIVERBED TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of March 31, 2014 and December 31, 2013
(in thousands, except par value)

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$244,899	$208,022
Short-term investments	229,292	251,339
Trade receivables, net of allowances of $1,709 and $1,996 as of March 31, 2014 and December 31, 2013, respectively	99,096	93,836
Inventory	21,218	25,025
Deferred tax assets	10,434	7,222
Prepaid expenses and other current assets	57,222	49,016
Total current assets	662,161	634,460
Long-term investments	85,461	72,675
Fixed assets, net	68,612	57,810
Goodwill	704,305	704,305
Intangibles, net	382,457	404,467
Other assets	22,324	23,881
Total assets	$1,925,320	$1,897,598
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$42,900	$45,518
Accrued compensation and benefits	50,344	51,988
Other accrued liabilities	37,235	36,520
Current maturities of long-term borrowings	15,000	15,000
Deferred revenue	231,430	217,131
Total current liabilities	376,909	366,157
Deferred revenue, non-current	93,386	95,344
Borrowings, non-current, net of current maturities	506,250	510,000
Deferred tax liabilities, non-current	45,881	48,548
Other long-term liabilities	49,755	48,910
Total long-term liabilities	695,272	702,802
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value – 30,000 shares authorized, no shares outstanding	—	—
Common stock and additional paid-in capital; $0.0001 par value – 600,000 shares authorized; 160,503 and 159,845 shares issued and outstanding as of March, 31, 2014 and December 31, 2013, respectively	724,319	702,928
Retained earnings	128,583	125,295
Accumulated other comprehensive income	237	416
Total stockholders’ equity	853,139	828,639
Total liabilities and stockholders’ equity	$1,925,320	$1,897,598
See Notes to Condensed Consolidated Financial Statements.

RIVERBED TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three months ended March 31,
	2014	2013
Revenue:
Product	$150,161	$148,040
Support and services	115,255	98,099
Total revenue	265,416	246,139
Cost of revenue:
Cost of product	38,281	40,900
Cost of support and services	31,631	28,042
Total cost of revenue	69,912	68,942
Gross profit	195,504	177,197
Operating expenses:
Sales and marketing	114,745	115,721
Research and development	50,647	48,961
General and administrative	19,125	19,114
Acquisition-related costs	2,668	4,136
Total operating expenses	187,185	187,932
Operating income (loss)	8,319	(10,735)
Interest and other expense, net	(2,713)	(6,364)
Income (loss) before provision for (benefit from) income taxes	5,606	(17,099)
Provision for (benefit from) income taxes	2,318	(8,989)
Net income (loss)	$3,288	$(8,110)
Net income (loss) per common share:
Basic	$0.02	$(0.05)
Diluted	$0.02	$(0.05)
Shares used in computing net income (loss) per common share:
Basic	160,190	163,367
Diluted	165,313	163,367
See Notes to Condensed Consolidated Financial Statements.

RIVERBED TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Three months ended March 31,
	2014	2013
Net income (loss)	$3,288	$(8,110)
Unrealized gain (loss) on investments, net of tax	55	(159)
Foreign currency translation adjustment	31	(633)
Derivative instruments loss, net of tax	(265)	(713)
Other comprehensive loss	(179)	(1,505)
Comprehensive income (loss)	$3,109	$(9,615)
See Notes to Condensed Consolidated Financial Statements.

RIVERBED TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three months ended March 31,
	2014	2013
Operating Activities:
Net income (loss)	$3,288	$(8,110)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	28,988	31,363
Stock-based compensation	21,749	24,526
Deferred taxes	(5,802)	(895)
Excess tax benefit from employee stock plans	(1,889)	(1,806)
Other non-cash items	227	—
Changes in operating assets and liabilities:
Trade receivables	(5,260)	12,148
Inventory	3,807	(2,547)
Prepaid expenses and other assets	(6,514)	(8,668)
Accounts payable	(5,094)	(12,186)
Accrued and other liabilities	(84)	(17,265)
Income taxes payable	(388)	1,713
Deferred revenue	12,341	24,998
Net cash provided by operating activities	45,369	43,271
Investing Activities:
Capital expenditures	(15,304)	(5,354)
Purchase of available for sale securities	(94,194)	(132,178)
Proceeds from maturities of available for sale securities	94,245	90,695
Proceeds from sales of available for sale securities	8,839	14,500
Acquisitions, net of cash and cash equivalents acquired	—	(1,000)
Net cash used in investing activities	(6,414)	(33,337)
Financing Activities:
Proceeds from issuance of common stock under employee stock plans	25,030	10,815
Payments for repurchases of common stock	(25,000)	(25,030)
Payment of borrowings	(3,750)	(49,319)
Excess tax benefit from employee stock plans	1,889	1,806
Net cash used in financing activities	(1,831)	(61,728)
Effect of exchange rate changes on cash and cash equivalents	(247)	(1,368)
Net increase (decrease) in cash and cash equivalents	36,877	(53,162)
Cash and cash equivalents at beginning of period	208,022	280,509
Cash and cash equivalents at end of period	$244,899	$227,347
See Notes to Condensed Consolidated Financial Statements.

RIVERBED TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	BASIS OF PRESENTATION
Basis of Presentation
The condensed consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated. The accompanying condensed consolidated balance sheet as of March 31, 2014, the condensed consolidated statements of operations for the three months ended March 31, 2014 and 2013, the condensed consolidated statements of comprehensive income (loss) for the three months ended March 31, 2014 and 2013, and the condensed consolidated statements of cash flows for the three months ended March 31, 2014 and 2013 are unaudited. The accompanying statements should be read in conjunction with the audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2013.
The accompanying condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (GAAP) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). They do not include all of the financial information and footnotes required by GAAP for complete financial statements. We believe the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments necessary for the fair presentation of our balance sheet as of March 31, 2014, our results of operations, comprehensive income (loss) and our cash flows for the three months ended March 31, 2014 and 2013. All adjustments are of a normal recurring nature. The results for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for any subsequent quarter or for the year ending December 31, 2014.
During the three months ended March 31, 2014, there have been no significant changes in our significant accounting policies that were described in our Annual Report on Form 10-K for the year ended December 31, 2013.
Use of Estimates
These accounting principles require us to make certain estimates and judgments that can affect the reported amounts of assets and liabilities as of the date of the condensed consolidated financial statements, as well as the reported amounts of revenue and expenses during the periods presented. Significant estimates and assumptions made by management include the determination of the fair value of stock awards issued, inventory valuation, the accounting for income taxes, including the determination of the valuation allowance related to our deferred tax asset balances, goodwill and other intangible assets, reserves for uncertain tax positions, and the accounting for business combinations. We believe that the estimates and judgments upon which we rely are reasonable based upon information available to us at the time that these estimates and judgments were made. To the extent there are material differences between these estimates and actual results, our condensed consolidated financial statements will be affected.

2.	RECENT ACCOUNTING PRONOUNCEMENTS
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
In February 2013, the FASB issued ASU No. 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for which the Total Amount of the Obligation Is Fixed at the Reporting Date (ASU No. 2013-04), which addresses the recognition, measurement, and disclosure of certain obligations resulting from joint and several arrangements including debt arrangements, other contractual obligations, and settled litigation and judicial rulings. ASU No. 2013-04 will be effective for us in fiscal 2014. The adoption of this guidance did not have a significant impact to our condensed consolidated financial statements.
In March 2013, the FASB issued ASU No. 2013-05, Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (ASU No. 2013-05), which addresses the accounting for the cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. ASU No. 2013-05 shall be effective prospectively beginning with fiscal 2014. The adoption of this guidance did not have a significant impact to our condensed consolidated financial statements.
In July 2012, the FASB issued ASU No. 2012-02, Intangibles-Goodwill and Other (Topic 350)-Testing Indefinite-Lived Intangible Assets for Impairment (ASU No. 2012-02), to allow entities to use a qualitative approach to test indefinite-lived intangible assets for impairment. ASU No. 2012-02 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed quantitative impairment test by comparing the fair value of the indefinite-lived intangible asset with its carrying value. Otherwise, the quantitative impairment test is not required. ASU No. 2012-02 is effective for us in fiscal 2014 and earlier adoption was permitted. The adoption of this guidance in 2014 did not have a significant impact to our condensed consolidated financial statements.

3.	NET INCOME (LOSS) PER COMMON SHARE
Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed by giving effect to all potential dilutive common shares, including stock awards. The following table sets forth the computation of net income (loss) per share:

	Three months ended March 31,
(in thousands, except per share data)	2014	2013
Net income (loss)	$3,288	$(8,110)
Weighted average common shares outstanding - basic	160,190	163,367
Dilutive effect of employee stock plans	5,123	—
Weighted average common shares outstanding - diluted	165,313	163,367
Basic net income (loss) per share	$0.02	$(0.05)
Diluted net income (loss) per share	$0.02	$(0.05)
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
The following weighted average outstanding options were excluded from the computation of diluted net income (loss) per common share for the periods presented because including them would have had an anti-dilutive effect:

	Three months ended March 31,
(in thousands)	2014	2013
Total potential anti-dilutive shares of common stock	7,370	17,355

4.	FAIR VALUE MEASUREMENTS
We define fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, we consider the principal or most advantageous market in which it would transact, and it considers assumptions that market participants would use when pricing the asset or liability.
A fair value hierarchy has been established that prioritizes the inputs to valuation techniques used to measure fair value. The level of an asset or liability in the hierarchy is based on the lowest level of input that is significant to the fair value measurement. Assets and liabilities carried at fair value are classified and disclosed in one of the following three categories:
Level 1: Valuations based on quoted prices in active markets for identical assets or liabilities with sufficient volume and frequency of transactions.

Level 2: Valuations based on observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or model-derived valuations techniques for which all significant inputs are observable in the market or can be corroborated by observable market data, for substantially the full term of the assets or liabilities.
Level 3: Valuations based on unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities and based on non-binding, broker-provided price quotes and may not have been corroborated by observable market data. As of March 31, 2014 and December 31, 2013, we had no financial assets or liabilities categorized as Level 3.

The following table sets forth our financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2014:

(in thousands)	Total	Level 1	Level 2
Assets:
Corporate bonds and notes	$39,383	$—	$39,383
U.S. government-sponsored enterprise obligations	43,745	—	43,745
Money market funds	38,680	38,680	—
Cash	123,092	—	—
Total cash and cash equivalents	244,900	38,680	83,128
Corporate bonds and notes	68,955	—	68,955
U.S. government backed securities	34,740	34,740	—
U.S. government-sponsored enterprise obligations	195,035	—	195,035
FDIC-backed certificates of deposit	16,023	—	16,023
Total investments	314,753	34,740	280,013
Derivative assets	134	—	134
Total assets	$559,787	$73,420	$363,275
Liabilities:
Derivative liabilities	$18	$—	$18
Borrowings	521,250	—	521,250
Total liabilities	$521,268	$—	$521,268
The following table sets forth our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2013:

(in thousands)	Total	Level 1	Level 2
Assets:
Corporate bonds and notes	$28,545	$—	$28,545
U.S. government-sponsored enterprise obligations	18,775	—	18,775
Money market funds	30,009	30,009	—
Cash	130,693	—	—
Total cash and cash equivalents	208,022	$30,009	47,320
Corporate bonds and notes	74,648	$—	74,648
U.S. government backed securities	23,210	23,210	—
U.S. government-sponsored enterprise obligations	211,094	—	211,094
FDIC-backed certificates of deposit	15,062	—	15,062
Total investments	324,014	23,210	300,804
Derivative assets	331	—	331
Total assets	$532,367	$53,219	$348,455
Liabilities:
Derivative liabilities	$103	$—	$103
Borrowings	525,000	$—	525,000
Total liabilities	$525,103	$—	$525,103

Our primary financial instruments include its cash, cash equivalents, short-term and long-term investments, restricted cash, accounts receivable, accounts payable, short-term and long-term borrowings, and foreign currency related derivatives.

Cash and cash equivalents consist primarily of highly liquid investments in money market mutual funds, government-sponsored enterprise obligations, treasury bills, commercial paper and corporate bonds and notes with remaining maturities at date of purchase of 90 days or less. The estimated fair value of cash, accounts receivable and accounts payable approximates their carrying value due to the short period of time to their maturities. The estimated fair value of our investments is determined as the exit price in the principal market in which we would transact. The estimated fair value of the borrowings has been calculated using an estimate of the interest rate that we would be required to pay on the issuance of debt with similar terms and discounting the cash flows at that rate. Refer to Note 9 for the carrying value and additional disclosures on our borrowings.
The following tables present the gross unrealized gains and gross unrealized losses of available-for-sale securities as of March 31, 2014 and December 31, 2013:

(in thousands)	Fair Value	Unrealized Gains	Unrealized Losses
Corporate bonds and notes	$108,338	$3	$(13)
U.S. government backed securities	34,740	21	(3)
U.S. government-sponsored enterprise obligations	238,780	71	(44)
FDIC-backed certificates of deposit	16,023	—	—
Total available-for-sale securities at March 31, 2014	$397,881	$95	$(60)

Corporate bonds and notes	$103,193	$1	$(24)
U.S. government backed securities	23,210	7	(2)
U.S. government-sponsored enterprise obligations	229,869	55	(30)
FDIC-backed certificates of deposit	15,062	1	—
Total available-for-sale securities at December 31, 2013	$371,334	$64	$(56)

The available-for-sale securities by classification in the condensed consolidated balance sheet is as follows:

(in thousands)	March 31, 2014	December 31, 2013
Cash and cash equivalents	$83,128	$47,320
Short-term investments	229,292	251,339
Long-term investments	85,461	72,675
Total available-for-sale securities	$397,881	$371,334

Cash and cash equivalents in the table above excludes cash of $161.8 million and $160.7 million at March 31, 2014 and December 31, 2013, respectively.
We regularly review our investment portfolio to determine if any security is other-than-temporarily impaired, which would require us to record an impairment charge in the period any such determination is made. In making this judgment, we evaluate, among other things, the duration and extent to which the fair value of a security is less than its cost; the financial condition of the issuer and any changes thereto; and our intent and ability to sell, or whether we will more likely than not be required to sell, the security before recovery of its amortized cost basis. We have evaluated our investments as of March 31, 2014 and have determined that no investments with unrealized losses are other-than-temporarily impaired. No investments have been in a continuous loss position greater than one year.

5.	INVENTORY
Inventory consists primarily of hardware and related component parts and evaluation units located at customer locations, and are stated at the lower of cost (on a first-in, first-out basis) or market. Inventory is comprised of the following:

(in thousands)	March 31, 2014	December 31, 2013
Raw materials	$3,997	$5,069
Finished goods	14,388	15,430
Evaluation units	2,833	4,526
Total inventory	$21,218	$25,025

6.	GUARANTEES
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
We lease our facilities under non-cancelable operating lease agreements. Future minimum commitments for these operating leases in place as of March 31, 2014 with a remaining non-cancelable lease term in excess of one year are as follows:

Fiscal year	(in thousands)
2014 (remaining 9 months)	$17,646
2015	28,585
2016	27,105
2017	25,157
2018	23,411
Thereafter	93,658
Total	$215,562
The terms of certain lease agreements provide for rental payments on a graduated basis. We recognize rent expense on a straight-line basis over the lease period and have accrued for rent expense incurred but not paid. Rent expense under operating leases was $7.7 million and $5.1 million for the three months ended March 31, 2014 and 2013, respectively.

8.	DERIVATIVE FINANCIAL INSTRUMENTS

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
Foreign currency contracts designated as cash flow hedges
We utilize foreign currency forward contracts to hedge certain forecasted foreign currency transactions relating to cost of service and operating expense. These contracts are designated and documented as cash flow hedges at their inception. All changes in time value are excluded from the cash flow hedge and recorded to Interest and other expense, net in the period incurred. The effective portion of derivative's gains or losses on these hedges is initially included in Accumulated other comprehensive income (loss) and is subsequently reclassified into the cost of service or operating expense, to which the hedged transaction relates, upon the occurrence of the forecasted transaction. We record any ineffectiveness of the hedging instruments in Interest and other expense, net in our condensed consolidated financial statements in the period incurred. No ineffectiveness was recorded during the three months ended March 31, 2014 and 2013.
The notional amount of these contracts was $54.2 million at March 31, 2014 and $49.0 million at December 31, 2013. Outstanding contracts are recognized as either assets or liabilities on the balance sheet at fair value. The amount remaining in Accumulated other comprehensive income (loss) is expected to be recognized into earnings within the next twelve months. As of March 31, 2014 the amount remaining in Accumulated other comprehensive income (loss) was a loss of $0.2 million. The amount remaining in Accumulated other comprehensive income (loss) as of December 31, 2013 was $0.5 million.
Derivatives not designated as hedging instruments
We use foreign currency forward contracts to reduce the variability in gains and losses generated from the re-measurement of certain monetary assets and liabilities denominated in foreign currencies. These hedges do not qualify for hedge accounting treatment. These derivatives are carried at fair value with gains and losses recognized as Interest and other expense, net. Changes in the fair value of the derivatives are largely offset within the condensed consolidated statement of operations by re-measurement of the underlying assets and liabilities. We had a notional value of $11.1 million and $11.7 million in derivative instruments that were non-designated hedges at March 31, 2014 and December 31, 2013, respectively.

Fair Value of Derivative Instruments
The derivative assets and liabilities are recorded on a gross basis and included in Other current assets and Other accrued liabilities, respectively, in our condensed consolidated balance sheet.
The fair value of derivative instruments in our condensed consolidated balance sheets was as follows as of March 31, 2014 and December 31, 2013:

(in thousands)	March 31, 2014	December 31, 2013
Derivative assets:
Foreign currency contracts designated as cash flow hedges	$74	$162
Derivatives not designated as hedging instruments	60	169
Total derivative assets	$134	$331
Derivative liabilities:
Foreign currency contracts designated as cash flow hedges	$11	$57
Derivatives not designated as hedging instruments	7	46
Total derivative liabilities	$18	$103
The effects of derivatives designated as hedging instruments on our condensed consolidated statements of operations were as follows for the three months ended March 31, 2014 and 2013:

	Three months ended March 31,
(in thousands)	2014	2013
Amount of gain (loss) recognized in Accumulated other comprehensive income (loss) on derivatives (effective portion)	$111	$(959)
Amount and location of gain (loss) reclassified from Accumulated other comprehensive income (loss) into earnings (effective portion)
Cost of support and services	$(57)	$37
Sales and marketing	(259)	127
Research and development	(59)	33
General and administrative	(15)	11
Total	$(390)	$208
Amount and location of gain recognized in earnings on derivatives (ineffective portion and amount excluded from effectiveness testing)
Interest and other expense, net	$31	$15
The effects of derivatives not designated as hedging instruments on our condensed consolidated statements of operations were as follows for the three months ended March 31, 2014 and 2013:

	Three months ended March 31,
(in thousands)	2014	2013
Interest and other expense, net	$76	$(229)

We enter into master netting arrangements with certain counterparties, which reduce credit risk by permitting net settlement of transactions with the same counterparty. A master netting arrangement may allow counterparties to net settle amounts owed to each other as a result of multiple, separate derivative transactions. These agreements also provide a right to offset corresponding amounts at the option of the non-defaulting party or non-affected party upon the early termination of these agreements by default, upon certain other termination events and a credit event upon merger. For presentation on the condensed consolidated balance sheets, it is our policy to not offset fair value amounts recognized for derivative instruments under master netting arrangements. As of March 31, 2014, we have posted no collateral for derivative instruments, therefore no amounts exist to offset the fair value amounts recognized for derivative instruments under master netting arrangements.

9.	BORROWINGS
In December 2013, we entered into a credit agreement, related security and other agreements for a $600.0 million credit facility (the 2013 Credit Facility) providing for a $300.0 million senior secured term credit facility and a $300.0 million senior secured revolving credit facility. The 2013 Credit Facility has a five year term. On December 20, 2013, we drew down $300.0 million in term loans and $225.0 million under the revolving credit facility. Pursuant to the issuance of the 2013 Credit Facility, we incurred debt issuance costs of approximately $4.2 million, which is recorded as a deferred asset and will be amortized to interest expense using the effective interest rate method.
Borrowings under the 2013 Credit Facility bear interest based on the daily balance outstanding at LIBOR (with no rate floor) plus an applicable margin (varying from 1.25% to 2.00%) or, in certain cases a base rate (based on a certain lending institution’s Prime Rate or as otherwise specified in the credit agreement, with no rate floor) plus an applicable margin (varying from 0.25% to 1.00%). The revolving credit facility also carries a commitment fee equal to the unused borrowings multiplied by an applicable margin (varying from 0.25% to 0.30%). The applicable margins are calculated quarterly and vary based on our leverage ratio as set forth in the credit agreement. The interest rate on both the term and revolving loans is LIBOR plus 175 basis points, or 2.0%, as of March 31, 2014 and December 31, 2013. Beginning in 2014, 5% of the initial term loan value is to be paid annually in quarterly installments.
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
We were in compliance with all covenants of the 2013 Credit Facility as of March 31, 2014.
As of March 31, 2014 the outstanding borrowings were $521.3 million. For the three months ended March 31, 2014, interest incurred pursuant to the term loan was $2.9 million.
The following table summarizes the future minimum principal payments on the 2013 Credit Facility outstanding as of December 31, 2013:

Fiscal year	(in thousands)
2014 (the nine months ending December 31, 2014)	$11,250
2015	15,000
2016	30,000
2017	30,000
2018	435,000
Total	$521,250

10.	COMMON STOCK
Stock-Based Compensation Expense
The following table summarizes stock-based compensation expense for stock options, RSUs and the 2006 Employee Stock Purchase Plan (the Purchase Plan) recorded in our condensed consolidated statement of operations for the three months ended March 31, 2014 and 2013:

	Three months ended March 31,
(in thousands)	2014	2013
Cost of product	$331	$256
Cost of support and services	2,127	1,828
Sales and marketing	9,503	10,864
Research and development	6,787	7,547
General and administrative	3,001	4,031
Total	$21,749	$24,526

Share Repurchase Program
On August 19, 2011, our Board of Directors authorized a Share Repurchase Program (the Program), which authorized us to repurchase up to $150.0 million of our outstanding common stock. On May 17, 2012, the Board of Directors approved a $150.0 million increase to the Program. On August 19, 2013, the Board of Directors announced a $200.0 million increase to the Program. On March 4, 2014, the Board of Directors announced a $250.0 million increase to the Program. The Program does not require us to purchase a minimum number of shares, and may be suspended, modified or discontinued at any time without prior notice. For the three months ended March 31, 2014, we repurchased 1,236,078 shares of common stock under the Program on the open market for an aggregate purchase price of $25.0 million, or a weighted average of $20.23 per share. The timing and amounts of these purchases were based on market conditions and other factors including price, regulatory requirements and capital availability. The share repurchases were financed by available cash balances and cash from operations. The maximum dollar value of shares of common stock that remain available for purchase under the Program is $362.7 million.
For the three months ended March 31, 2013, we repurchased 1,613,064 shares of common stock under the Program for an aggregate purchase price of $25.0 million, or weighted-average of $15.52 per share.

11.	INCOME TAXES
Our provision for (benefit from) income taxes is based on our estimated annual effective tax rate, adjusted for discrete tax items recorded in the period. The effective tax rate was 41.3% and 52.6% for the three months ended March 31, 2014 and 2013, respectively. Our provision for (benefit from) income taxes consists of federal, foreign, and state income taxes. The provision for (benefit from) income taxes for the three months ended March 31, 2014 and 2013 was $2.3 million and $(9.0) million, respectively.
For the three months ended March 31, 2014, our effective tax rate differs from the federal statutory rate due to state taxes and significant permanent differences. Significant permanent differences included taxes in foreign jurisdictions with a tax rate different than the U.S. federal statutory rate, nondeductible stock-based compensation expense, tax charges related to our intercompany transfer of intellectual property rights, and the domestic production activities deduction.
Our effective tax rate for the three months ended March 31, 2013, differed from the federal statutory rate due to state taxes and significant permanent differences. Significant permanent differences included taxes in foreign jurisdictions with a tax rate different than the U.S. federal statutory rate, nondeductible stock-based compensation expense, tax charges related to our intercompany transfer of intellectual property rights, the domestic production activities deduction, and the federal R&D tax credit. The federal R&D tax credit was retroactively reinstated and extended to December 31, 2013 during the first quarter of 2013. As a result of the reinstatement, we recorded a discrete tax benefit of $4.3 million related to 2012 in the first quarter of 2013.

12.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The components of accumulated other comprehensive income (loss), net of tax, at the end of the period, as well as the activity during the period were as follows:

(in thousands)	Unrealized gain (loss) on investments, net of tax	Foreign currency translation adjustment	Derivative instruments gain (loss), net of tax	Total
Balance as of December 31, 2013	$(30)	$(59)	$505	$416
Other comprehensive income (loss) before reclassifications	54	31	(655)	(570)
Amounts reclassified from accumulated other comprehensive income (loss)	1	—	390	391
Net current-period other comprehensive income (loss)	55	31	(265)	(179)
Balance as of March 31, 2014	$25	$(28)	$240	$237
Amounts reclassified from Accumulated other comprehensive income (loss), net to Net income (loss) for unrealized gains or losses on investments are recorded in Interest and other expense, net. Amounts reclassified from Accumulated other comprehensive income (loss) to Net income (loss) for derivatives instrument gains or losses are recorded in Cost of support and services and Operating expenses.

13.	SEGMENT AND GEOGRAPHIC INFORMATION
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our Chief Executive Officer. While our Chief Executive Officer evaluates the revenue for certain of our product lines, the information for all product lines is aggregated for analysis on a consolidated level as the primary basis for the allocation of resources and assessment of financial results. Accordingly, the consolidated business is considered to be one operating segment.
Revenue by Product Line
We have two product lines: Application Acceleration and Performance Management. Application Acceleration includes our wide area network (WAN) optimization products, including Steelhead and SteelFusion (formerly Granite), our Stingray virtual application delivery controllers (ADCs), and our Whitewater cloud storage delivery products. Performance Management includes application-aware network performance management (NPM) and application performance management (APM) products. The Performance Management product line combines our former Cascade products and the products acquired from OPNET Technologies, Inc.

The following table presents revenue by product line:

	Three months ended March 31,
(in thousands)	2014	2013
Revenue:
Application Acceleration	$204,456	$184,962
Performance Management	60,960	61,177
Total revenue	$265,416	$246,139
Revenue by Geography
Revenue by geography is based on the billing address of the customer. The following table sets forth revenue by geographic area:

	Three months ended March 31,
(in thousands)	2014	2013
Americas
United States	$152,962	$150,597
Other Americas	7,856	7,545
Total Americas	160,818	158,142
Europe, Middle East and Africa
United Kingdom	34,679	28,176
Other Europe, Middle East and Africa	34,351	29,658
Total Europe, Middle East and Africa	69,030	57,834
Asia Pacific	35,568	30,163
Total revenue	$265,416	$246,139

14.	LEGAL MATTERS
On June 1, 2011, we served Silver Peak Systems, Inc. with a lawsuit, filed in the United States District Court for the District of Delaware, alleging infringement of certain patents. The lawsuit seeks unspecified damages and injunctive relief. On July 22, 2011, Silver Peak Systems denied the allegations and requested declaratory judgments of invalidity and non-infringement. On December 21, 2011, we amended our lawsuit against Silver Peak Systems to allege infringement of an additional patent. Our lawsuit against Silver Peak Systems currently alleges infringement of three patents. Trial of our claims against Silver Peak Systems in this matter is currently stayed pending a separate U.S. Patent and Trademark Office proceeding.
On August 17, 2011, Silver Peak Systems amended its counterclaims against us, alleging infringement by Riverbed of three U.S. patents: 7,630,295, titled “Network Device Continuity”; 7,945,736, titled “Dynamic Load Management of Network Memory”; and 7,948,921, titled “Automatic Network Optimization.” Silver Peak subsequently dropped its claims with respect to U.S. patent 7,630,295, titled “Network Device Continuity.” The trial on the remaining two patents commenced on March 24, 2014. On April 1, 2014, the jury rendered a verdict of infringement on U.S. patents 7,948,921 and 7,945,736 based on certain features offered on Riverbed Steelhead products. We disagree with the verdict, and expect to prevail before the District Court on post-trial motions. In the event that we do not prevail on post-trial motions, we intend to appeal to the Federal Circuit. There has been no trial or discovery on damages, and such a trial and discovery would be scheduled only if we lose on appeal to the Federal Circuit. In addition to damages, Silver Peak is seeking an injunction prohibiting Riverbed from offering those features.
At this time we are unable to estimate any range of reasonably possible loss relating to these actions.
On June 28, 2013, we served Silver Peak Systems with an additional lawsuit, filed in the United States District Court for the Northern District of California, alleging infringement of two patents that are not covered by the lawsuit in Delaware. The California lawsuit seeks unspecified damages and injunctive relief. On July 22, 2013, Silver Peak Systems denied the allegations and requested declaratory judgments of invalidity and non-infringement. On August 12, 2013, Silver Peak Systems amended its counterclaims against us, alleging infringement by Riverbed of U.S. patent 8,392,684, titled “Data Encryption in a Network Memory Architecture for Providing Data Based on Local Accessibility”. On August 26, 2013 we denied Silver Peak Systems’ allegations and requested declaratory judgments of invalidity and non-infringement. These actions are currently stayed pending separate U.S. Patent and Trademark Office proceedings. At this time we are unable to estimate any range of reasonably possible loss relating to these actions. We believe that we have meritorious defenses to the counterclaims against us, and we intend to vigorously contest these counterclaims.
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
In November 2012 we received a grand jury subpoena issued by the United States District Court for the Eastern District of Virginia. The subpoena requested documents related to certain federal government contracting matters, including $19 million transaction involving the sale of our products and services by a Riverbed reseller to an agency of the federal government in 2009. In January 2014 we received a notice that the Civil Division of the United States Attorney’s Office for the Eastern District of Virginia has opened a civil investigation into the same matters.
From time to time, we are subject to various legal proceedings, claims and litigation arising in the ordinary course of business. There are no currently pending legal proceedings at March 31, 2014 that, in the opinion of management, would have a material adverse effect on our financial position, results of operations or cash flows. There can be no assurance that existing or future legal proceedings arising in the ordinary course of business or otherwise will not have a material adverse effect on our financial position, results of operations, or cash flows.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q. The information in this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Such forward-looking statements include statements related to: our business and strategy, trends affecting our business and financial results, international expansion plans, direct and indirect sales plans and strategies, growth of our revenue, costs and expenses (including sales and marketing expenses), gross margins, our share repurchase program, our acquisitions, the effect of fluctuations in exchange rates and our hedging activities on our financial results, our effective tax rate and our liquidity and capital requirements. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. For example, words such as “may,” “will,” “could,” “would,”“should,” “estimates,” “predicts,” “potential,” “continue,” “strategy,” “believes,” “anticipates,” “plans,” “expects,” “intends” and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those discussed elsewhere in this Form 10-Q in the section titled “Risk Factors” and the risks discussed in our other SEC filings. We disclaim any obligation to publicly release any revisions or updates to the forward-looking statements after the date of this Form 10-Q.

Overview
We were founded on May 23, 2002 and are a leader in application performance infrastructure. Riverbed enables organizations to embrace location-independent computing through the Riverbed Application Performance Platform, a set of integrated solutions that give companies the flexibility to host applications and data in the locations that best serve the business while ensuring the flawless delivery of those applications to better leverage global resources, radically reduce the cost of running their business, and maximize employee productivity. Riverbed’s solutions dramatically improve application performance, reduce IT costs, and substantially increase business agility. We have two product lines:
•Application Acceleration product line, which includes our wide area network (WAN) optimization products, including Steelhead and SteelFusion (formerly Granite), our Stingray virtual application delivery controllers (ADCs), and our Whitewater cloud storage delivery products; and
•Performance Management product line, which includes our application-aware network performance management (NPM), application performance management (APM), network engineering, operations and planning (NEOP), and network simulation and modeling products. The Performance Management product line combines our former Cascade products and the products acquired from OPNET Technologies, Inc. (OPNET).
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
Revenue
Our revenue has grown rapidly since we began shipping products in May 2004, increasing from $2.6 million in 2004 to $1.0 billion dollars in 2013. Revenue grew by 8% in the three months ended March 31, 2014 to $265.4 million from $246.1 million in the three months ended March 31, 2013. We believe that our revenue growth is a positive sign that our products, support and services have a significant value proposition to our customers and that the markets that we compete in are still expanding.
Costs and Expenses
Operating expenses consist of sales and marketing, research and development, general and administrative expenses, and acquisition-related costs. Personnel-related costs, including stock-based compensation, are the most significant components of each of these expense categories. The timing and number of additional hires has and could materially affect our operating expenses, both in dollar amount and as a percentage of revenue, in any particular period.
Stock-based Compensation Expense
Stock-based compensation expense and related payroll taxes were $22.0 million and $24.9 million in the three months ended March 31, 2014 and 2013, respectively. We expect to incur increasing stock-based compensation expense as we expect stock-based compensation to continue to play an important part in the overall compensation structure for our employees.

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
The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following: revenue recognition, accounting for business combinations, stock-based compensation, accounting for income taxes, and inventory valuation. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our year ended December 31, 2013 for a more complete discussion of our critical accounting policies and estimates including revenue recognition, accounting for business combinations including the fair value measurement of contingent consideration, goodwill, intangible assets and impairment assessments, stock-based compensation, accounting for income taxes, and inventory valuation. Our critical accounting policies have been discussed with the Audit Committee of the Board of Directors. We believe there have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2014, compared to those discussed in our Form 10-K for the year ended December 31, 2013.

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

	Three months ended March 31,
(in thousands)	2014	2013
Total Revenue	$265,416	$246,139
Total Revenue by Type:
Product	$150,161	$148,040
Support and services	$115,255	$98,099
% Revenue by Type:
Product	57%	60%
Support and services	43%	40%
Total Revenue by Geography:
United States	$152,962	$150,597
Other Americas	$7,856	$7,545
Americas	$160,818	$158,142
Europe, Middle East and Africa	$69,030	$57,834
Asia Pacific	$35,568	$30,163
% Revenue by Geography:
United States	58%	61%
Other Americas	3%	3%
Americas	61%	64%
Europe, Middle East and Africa	26%	23%
Asia Pacific	13%	13%
Total Revenue by Product Line:
Application Acceleration	$204,456	$184,962
Performance Management	$60,960	$61,177
% Revenue by Product Line:
Application Acceleration	77%	75%
Performance Management	23%	25%
Total Revenue by Sales Channel:
Direct	$31,400	$48,969
Indirect	$234,016	$197,170
% Revenue by Sales Channel:
Direct	12%	20%
Indirect	88%	80%
Quarter Ended March 31, 2014 Compared to the Quarter Ended March 31, 2013: Revenue increased by 7.8% in the three months ended March 31, 2014 as compared to the prior year period. Product revenue increased by 1.4% in the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, which was primarily due to an increase in unit volume. As of March 31, 2014, our products have been sold to over 25,000 customers, compared to over 23,000 customers as of March 31, 2013.

Substantially all of our customers purchase support when they purchase our products. Support and services revenue increased 17.5% in the three months ended March 31, 2014, as compared to the same period in the prior year due primarily to growth in our customer base. Support and services revenue as a percentage of total revenues increased over the prior year due primarily to growth in our customer base. As our customer base grows, we expect our revenue generated from support and services to increase.
In the three months ended March 31, 2014, we derived 88% of our revenue from indirect channels compared to 80% for the three months ended March 31, 2013. The increase in revenue from indirect channels is primarily due to the conversion of the customers acquired from OPNET to relationships with our channel partners. We expect indirect channel revenue to continue to represent a substantial majority of our revenue.
We generated 42% of our revenue in the three months ended March 31, 2014 from international locations, compared to 39% in the three months ended March 31, 2013. The increase in international revenue as a percent of total revenue was due primarily to a higher proportion of European-based sales. We continue to expand into international locations and introduce our products in new markets and expect international revenue to increase in dollar amount over time.

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

	Three months ended March 31,
(in thousands)	2014	2013
Cost of revenue:
Cost of product	$38,281	$40,900
Cost of support and services	31,631	28,042
Total cost of revenue	$69,912	$68,942

Gross profit:	$195,504	$177,197

Gross margin for product:	75%	72%
Gross margin for support and services	73%	71%
Total gross margin	74%	72%
Quarter Ended March 31, 2014 Compared to the Quarter Ended March 31, 2013: The total cost of product revenue decreased $2.6 million, or 6.4%, in the three months ended March 31, 2014 compared to the three months ended March 31, 2013, due primarily to a decrease in product costs of $0.5 million and a decrease in the amortization of acquisition-related intangible assets of $0.8 million.
Cost of support and services revenue increased $3.6 million, or 12.8%, due primarily to increased logistics and spare parts costs and higher headcount and payroll related costs to support the growth in installed base.
Gross margin increased to 74% in the three months ended March 31, 2014 as compared to 72% in the three months ended March 31, 2013. Product gross margin increased to 75% in the three months ended March 31, 2014 from 72% in the three months ended March 31, 2013 primarily as a result of a decrease in amortization of the acquisition-related intangible assets.

Gross margins for support and services increased to 73% in the three months ended March 31, 2014 from 71% in the three months ended March 31, 2013. Gross margin for support and services was positively impacted by the growth in support revenue due to an increased installed base. Additionally, the gross margin in the first quarter of 2013 was impacted by the reduction to service revenue related to the fair value adjustment to the deferred support revenue as required by the business combination accounting for the OPNET acquisition.
Sales and Marketing Expenses
Sales and marketing expenses represent the largest component of our operating expenses and include personnel costs, sales commissions, marketing programs and facilities costs. Marketing programs are intended to generate revenue from new and existing customers, and are expensed as incurred. We plan to continue to make investments in sales and marketing with the intent to add new customers and increase penetration within our existing customer base by further leveraging sales personnel worldwide, expanding our domestic and international sales and marketing activities, increasing channel penetration, building brand awareness and sponsoring additional marketing events. We expect future sales and marketing expenses to increase and continue to be our most significant operating expense. Generally, sales personnel are not immediately productive and sales and marketing expenses do not immediately result in increased revenue. Hiring additional sales personnel reduces short-term operating margin until the sales personnel become productive and generate revenue. Accordingly, the timing of sales personnel hiring and the rate at which they become productive will affect our future performance.

	Three months ended March 31,
($ in thousands)	2014	2013
Sales and marketing expenses	$114,745	$115,721
Percent of total revenue	43%	47%
Quarter Ended March 31, 2014 Compared to the Quarter Ended March 31, 2013: Sales and marketing expenses decreased by $1.0 million, or 0.8%, in the three months ended March 31, 2014 compared to the three months ended March 31, 2013, primarily due to decreases in amortization of the intangibles acquired in the OPNET acquisition of $3.5 million, offset by increases in information technology and facilities of $1.0 million and increases in marketing-related programs and travel of $0.5 million.
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

	Three months ended March 31,
($ in thousands)	2014	2013
Research and development expenses	$50,647	$48,961
Percent of total revenue	19%	20%
Quarter Ended March 31, 2014 Compared to the Quarter Ended March 31, 2013: R&D expenses increased by $1.7 million, or 3.4%, in the three months ended March 31, 2014 compared to the three months ended March 31, 2013, primarily due to increases in facility expenses of $1.0 million.

General and Administrative Expenses
General and administrative (G&A) expenses consist primarily of compensation for personnel and facilities costs related to our executive, finance, human resources, information technology and legal organizations, and fees for professional services. Professional services include legal, audit and information technology consulting costs.

	Three months ended March 31,
($ in thousands)	2014	2013
General and administrative expenses	$19,125	$19,114
Percent of total revenue	7%	8%
Quarter Ended March 31, 2014 Compared to the Quarter Ended March 31, 2013: G&A expenses were flat in the three months ended March 31, 2014 compared to the three months ended March 31, 2013, primarily due to a decrease in personnel costs of $2.2 million as a result of our workforce rationalization from the OPNET acquisition, offset by increases in outside services related to litigation of $1.3 million and increases in professional service fees related to non-routine corporate governance and shareholder matters of $0.5 million. The increase in litigation expenses was primarily due to the defense of our intellectual property.
Acquisition-Related Costs
Acquisition-related costs include transaction costs and integration costs. Transaction costs include advisory, legal and other professional fees directly associated with concluding an acquisition. Integration related costs include integration project management consulting, acquired employee retention bonuses, one-time termination benefits, facility exit costs and other non-recurring, or redundant costs to integrate an acquired company into Riverbed's systems and operations. We expect to continue to incur integration costs primarily associated with our facilities rationalization and sales force integration plans, but expect the ongoing costs to be lower than in prior quarters.
The following table summarizes the acquisition-related costs, including transaction costs and integration-related costs in the periods presented:

	Three months ended March 31,
(in thousands)	2014	2013
Acquisition-related costs	$2,668	$4,136
Quarter Ended March 31, 2014 Compared to Quarter Ended March 31, 2013: During the three months ended March 31, 2014, we recorded acquisition-related costs of $2.7 million, primarily related to integration-related costs associated with our acquisition of OPNET. We expect to continue to incur integration costs primarily associated with our facilities rationalization and sales force integration plans, but expect the ongoing costs to be lower than in prior quarters.
Interest and Other Expense, Net
Interest and other expense, net, consists primarily of interest income on our cash and marketable securities, interest expense, and foreign currency exchange gains or losses.

	Three months ended March 31,
(in thousands)	2014	2013
Interest income	$243	$204
Interest expense	(2,857)	(6,280)
Foreign exchange gains (losses) and other	(99)	(288)
Total interest and other expense, net	$(2,713)	$(6,364)
Quarter Ended March 31, 2014 Compared to the Quarter Ended March 31, 2013: Interest and other expense, net, decreased in the three months ended March 31, 2014 compared to the three months ended March 31, 2013, primarily due to the decrease in interest expense resulting from the refinancing of our borrowings in the fourth quarter of 2013, which decreased our rate of interest.

Provision for (Benefit from) Income Taxes
Our provision for (benefit from) income taxes is based on our estimated annual effective tax rate, adjusted for discrete tax items recorded in the period. The provision for (benefit from) income taxes for the three months ended March 31, 2014, and 2013 was $2.3 million and $(9.0) million, respectively. Our provision for (benefit from) income taxes consists of federal, foreign, and state income taxes. Our effective tax rate was 41.3% and 52.6% for the three months ended March 31, 2014, and 2013, respectively.
For the three months ended March 31, 2014, our effective tax rate differs from the federal statutory rate due to state taxes and significant permanent differences. Significant permanent differences included taxes in foreign jurisdictions with a tax rate different than the U.S. federal statutory rate, nondeductible stock-based compensation expense, tax charges related to our intercompany transfer of intellectual property rights, and the domestic production activities deduction.
Our effective tax rate for the three months ended March 31, 2013, differed from the federal statutory rate due to state taxes and significant permanent differences. Significant permanent differences included taxes in foreign jurisdictions with a tax rate different than the U.S. federal statutory rate, nondeductible stock-based compensation expense, tax charges related to our intercompany transfer of intellectual property rights, the domestic production activities deduction, and the federal R&D tax credit. The federal R&D tax credit was retroactively reinstated and extended to December 31, 2013 during the first quarter of 2013. As a result of the reinstatement, we recorded a discrete tax benefit of $4.3 million related to 2012 in the first quarter of 2013.
The tax rate for the three months ended March 31, 2014, differs from the tax rate for the three months ended March 31, 2013 due to less favorable forecasted geographic mix of earnings between jurisdictions, higher non-deductible stock-based compensation expense, and the loss of tax benefits attributable to the expiration of the federal R&D tax credit as of December 31, 2013, which had not been renewed as of March 31, 2014.
Our effective tax rate in 2014 and in future periods may fluctuate on a quarterly basis. The effective tax rate could be affected by the geographic distribution of our worldwide earnings or losses, our stock-based compensation expense, changes in the valuation of our deferred tax assets, changes in actual results versus our estimates, or changes in tax laws, regulations, accounting principles, or interpretations thereof.
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

Liquidity and Capital Resources

(in thousands)	March 31, 2014	December 31, 2013
Working capital	$285,252	$268,303
Cash and cash equivalents	$244,899	$208,022
Short and long-term investments	$314,753	$324,014

	Three months ended March 31,
(in thousands)	2014	2013
Cash provided by operating activities	$45,369	$43,271
Cash used in investing activities	$(6,414)	$(33,337)
Cash used in financing activities	$(1,831)	$(61,728)

Cash and Cash Equivalents
Cash and cash equivalents consist of money market mutual funds, government-sponsored enterprise obligations, treasury bills, commercial paper, corporate bonds and notes, and other money market securities with remaining maturities at date of purchase of 90 days or less.
Short and long-term investments consist of certificates of deposit, government-sponsored enterprise obligations, municipal bonds, treasury bills, commercial paper, and corporate bonds and notes. The fair value of investments is determined as the exit price in the principal market in which we would transact. The fair value of our investments has not materially fluctuated from historical cost. The accumulated unrealized losses, net of tax, on investments recognized in Accumulated other comprehensive income (loss) in our stockholders’ equity as of March 31, 2014 are not significant.
Cash and cash equivalents, short-term investments and long-term investments as of March 31, 2014 were $559.7 million, an increase of $27.6 million as compared to December 31, 2013.
Restricted cash primarily represents collateralized letters of credit for the security deposits in connection with lease agreements for our facilities. Current restricted cash, which is included in the Prepaid expenses and other current assets in the condensed consolidated balance sheets, totaled $3.1 million and $3.3 million at March 31, 2014 and December 31, 2013, respectively. Long-term restricted cash totaled $9.1 million at March 31, 2014 and at December 31, 2013, respectively, and was included in Other assets in the condensed consolidated balance sheets.
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
Cash provided by operating activities was $45.4 million in the three months ended March 31, 2014, an increase of $2.1 million compared to $43.3 million in the three months ended March 31, 2013. Cash provided from the statement of operations for the three months ended March 31, 2014, after adjustments for certain non-cash income items, including depreciation and amortization, stock-based compensation expense, excess tax benefits from employee stock plans and deferred taxes was $46.6 million, an increase of $1.5 million from the prior year period. The increase in cash provided from the statement of operations was primarily due to lower interest expense on borrowings. Cash used in operating activities associated with changes in operating assets and liabilities in the three months ended March 31, 2014 was $1.2 million, a decrease of $0.6 million from the prior year period.
Cash Used in Investing Activities
Cash used in investing activities primarily relate to purchases of investments, net of sales and maturities, capital expenditures, and acquisitions. Cash used in investing activities was $6.4 million in the three months ended March 31, 2014, a $26.9 million increase in cash used compared to $33.3 million of cash used in investing activities in the three months ended March 31, 2013. The decrease in cash used in investing activities is substantially attributable to reduced purchases of investment securities of $38.0 million as well as reduced cash paid for acquisitions of $1.0 million for the three months ended March 31, 2014 as compared to the prior year period, which was offset by increased capital expenditures of $10.0 million and increased proceeds from the sale and maturities of investment securities of $2.1 million.
Cash Used in Financing Activities
Cash used in financing activities in the three months ended March 31, 2014 totaled $1.8 million and consisted of cash used to pay down long-term borrowings of $3.8 million and cash used to repurchase shares of $25.0 million, which was offset by cash provided from the proceeds from the issuance of common stock under employee stock plans of $25.0 million and excess tax benefit from employee stock plans of $1.9 million.

We believe that our net proceeds from operations, together with our cash and investments balance at March 31, 2014, will be sufficient to fund our projected operating requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of expansion into new territories, the timing of introductions of new products and enhancements to existing products, and the continuing market acceptance of our products.
In December 2013, we entered into a new credit agreement and related security and other agreements for a $600.0 million credit facility (the 2013 Credit Facility) that includes a $300.0 million senior secured term loan facility and a $300.0 million senior secured revolving loan facility. The 2013 Credit Facility has a five year term and has an initial interest rate for both the term loan and revolving loan of LIBOR plus 175 basis points. In the fourth quarter 2013, we drew down $300.0 million on the term loans, and $225.0 million under the revolving credit facility. The terms of the 2013 Credit Facility require us to make scheduled quarterly payments on the term loan of 1.25% of the original principal amount in the first two years, or $3.8 million per quarter, increasing to 2.50% thereafter, with the balance due on December 20, 2018. Refer to Contractual Obligations, below, for the minimum payment requirements.
This quarterly payment provision will result in the use of an increased portion of our cash flows from operations to pay principal payments on our credit facilities (limiting our flexibility in planning for, or reacting to, changes in our business and industry) making the payments unavailable for operations, working capital, capital expenditures, expansion, acquisitions, or other purposes.
On March 4, 2014, the Board of Directors announced a $250.0 million increase to the Share Repurchase Program (the Program). The maximum dollar value of shares of common stock that remain available for purchase under the Program is $362.7 million. The share repurchases were financed by available cash balances and cash from operations.
In the future, we may enter into other arrangements for potential investments in, or acquisitions of, complementary businesses, services or technologies, which could require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Contractual Obligations
The following is a summary of our contractual obligations as of March 31, 2014:

	Total	Remaining nine months of 2014	2015	2016	2017	2018	Thereafter
(in thousands)
Contractual Obligations
Principal payments on borrowings	$521,250	$11,250	$15,000	$30,000	$30,000	$435,000	$—
Interest payments on borrowings (1)	73,030	7,931	11,238	15,376	19,006	19,479	—
Operating leases	215,562	17,646	28,585	27,105	25,157	23,411	93,658
Purchase obligations (2)	8,143	8,120	17	6	—	—	—
Total contractual obligations	$817,985	$44,947	$54,840	$72,487	$74,163	$477,890	$93,658

(1)
Assumes an interest rate of 2.0% over the term of the loan (see Note 9 - Borrowings in the Notes to Condensed Consolidated Financial Statements). The actual interest rate is a variable rate of interest based on LIBOR (with no floor) plus an applicable margin (varying from 1.25% to 2.00%).

(2)
Represents amounts associated with agreements that are enforceable, legally binding and specify terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of payment. Obligations under contracts that we can cancel without a significant penalty are not included in the table above.

As of March 31, 2014, we had $55.6 million of unrecognized tax benefits, including interest and penalties, related to uncertain tax positions. Because of the high degree of uncertainty regarding the settlement of these liabilities, we are unable to estimate the years in which future cash outflows may occur. As a result, this amount is not included in the table above.

Off-Balance Sheet Arrangements
At March 31, 2014 and December 31, 2013, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes, nor did we have any undisclosed material transactions or commitments involving related persons or entities.

Other
At March 31, 2014 and December 31, 2013, we did not have commercial commitments under lines of credit, standby repurchase obligations or other such debt arrangements.

Recent Accounting Pronouncements
See Note 2 - Recent Accounting Pronouncements in the Notes to Condensed Consolidated Financial Statements for recent accounting pronouncements that could have an effect on us.

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
Interest Rate Sensitivity
We had unrestricted cash and cash equivalents, and investments totaling $559.7 million and $532.0 million at March 31, 2014 and December 31, 2013, respectively. Cash and cash equivalents of $244.9 million and $208.0 million at March 31, 2014 and December 31, 2013, respectively, are held for working capital purposes and include highly liquid investments with a maturity of ninety days or less at the time of purchase. Cash equivalents consist primarily of money market mutual funds, government-sponsored enterprise obligations, treasury bills, and other money market securities. Investments of $314.8 million and $324.0 million at March 31, 2014 and December 31, 2013, respectively, consist of government-sponsored enterprise obligations, treasury bills, FDIC-backed certificates of deposit, municipal bonds and corporate bonds and notes.
We do not enter into investments for trading or speculative purposes. Due to the high investment quality and relatively short duration of these investments, we do not believe that they present any material exposure to changes in fair market value as a result of changes in interest rates.
The applicable interest rate on our senior secured credit facility is equal to LIBOR (with no rate floor) plus an applicable margin (varying from 1.25% to 2.00%) or, in the certain cases a base rate (based on a certain lending institution’s Prime Rate or as otherwise specified in the credit agreement, with no rate floor) plus an applicable margin (varying from 0.25% to 1.00%). The interest rate is currently LIBOR plus 175 basis points, or 2.0% as of March 31, 2014.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures
We evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2014, the end of the period covered by this quarterly report on Form 10-Q. This controls evaluation was done under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO).
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
Based upon the controls evaluation, our CEO and CFO have concluded that as of March 31, 2014, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission and to ensure that material information relating to us and our consolidated subsidiaries is made known to management, including the CEO and CFO.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the first quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting means a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

On June 1, 2011, we served Silver Peak Systems, Inc. with a lawsuit, filed in the United States District Court for the District of Delaware, alleging infringement of certain patents. The lawsuit seeks unspecified damages and injunctive relief. On July 22, 2011, Silver Peak Systems denied the allegations and requested declaratory judgments of invalidity and non-infringement. On December 21, 2011, we amended our lawsuit against Silver Peak Systems to allege infringement of an additional patent. Our lawsuit against Silver Peak Systems currently alleges infringement of three patents. Trial of our claims against Silver Peak Systems in this matter is currently stayed pending a separate U.S. Patent and Trademark Office proceeding.
On August 17, 2011, Silver Peak Systems amended its counterclaims against us, alleging infringement by Riverbed of three U.S. patents: 7,630,295, titled “Network Device Continuity”; 7,945,736, titled “Dynamic Load Management of Network Memory”; and 7,948,921, titled “Automatic Network Optimization.” Silver Peak subsequently dropped its claims with respect to U.S. patent 7,630,295, titled “Network Device Continuity.” The trial on the remaining two patents commenced on March 24, 2014. On April 1, 2014, the jury rendered a verdict of infringement on U.S. patents 7,948,921 and 7,945,736 based on certain features offered on Riverbed Steelhead products. We disagree with the verdict, and expect to prevail before the District Court on post-trial motions. In the event that we do not prevail on post-trial motions, we intend to appeal to the Federal Circuit. There has been no trial or discovery on damages, and such a trial and discovery would be scheduled only if we lose on appeal to the Federal Circuit. In addition to damages, Silver Peak is seeking an injunction prohibiting Riverbed from offering those features.
At this time we are unable to estimate any range of reasonably possible loss relating to these actions.
On June 28, 2013, we served Silver Peak Systems with an additional lawsuit, filed in the United States District Court for the Northern District of California, alleging infringement of two patents that are not covered by the lawsuit in Delaware. The California lawsuit seeks unspecified damages and injunctive relief. On July 22, 2013, Silver Peak Systems denied the allegations and requested declaratory judgments of invalidity and non-infringement. On August 12, 2013, Silver Peak Systems amended its counterclaims against us, alleging infringement by Riverbed of U.S. patent 8,392,684, titled “Data Encryption in a Network Memory Architecture for Providing Data Based on Local Accessibility”. On August 26, 2013 we denied Silver Peak Systems’ allegations and requested declaratory judgments of invalidity and non-infringement. These actions are currently stayed pending separate U.S. Patent and Trademark Office proceedings. At this time we are unable to estimate any range of reasonably possible loss relating to these actions. We believe that we have meritorious defenses to the counterclaims against us, and we intend to vigorously contest these counterclaims.
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
There can be no assurance that existing or future legal proceedings arising in the ordinary course of business or otherwise will not have a material adverse effect on our financial position, results of operations, or cash flow.

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

•	our ability to realize the anticipated benefits of our acquisition of OPNET;

•	limited visibility into customer spending plans;

•	changing market conditions, including current and potential customer consolidation;

•	customer or partner concentration. For example, two value-added distributors each represented more than 10% of our revenue for the three months ended March 31, 2014;

•	variation in sales channels, product costs or mix of products sold;

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

•
delays in customer purchasing cycles in response to our introduction of new products or product transitions. For example, a product transition caused some of our customers to lengthen their purchasing decision in the first quarter of 2012 as they spent time evaluating new models. In addition, we experienced extended sales cycles in the first quarter of 2012 as some of our customers evaluated our then new SteelFusion (formerly Granite) product;

•
customer acceptance of new product introductions. For example, in the first quarter of 2012 we introduced SteelFusion, which delivers branch converged infrastructure. New products may not achieve any significant degree of market acceptance or be accepted into our sales channel by our channel partners. Furthermore, many of our target customers have not purchased products similar to these and might not have a specific budget for the purchase of these products;

•
in addition to OPNET, our ability to successfully integrate, especially where those acquisitions result in our entering new markets. For example, in July 2011 we acquired Zeus Technology Ltd., a company that delivers high-performance software-based load balancing and traffic management solutions for virtual and cloud environments, and Aptimize Ltd., a web content optimization company;

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
Our future success is highly dependent upon establishing and maintaining successful relationships with a variety of channel partners, including value-added resellers, value-added distributors, service providers, and systems integrators. A substantial majority of our revenue (88% in the three months ended March 31, 2014) is derived from indirect channel sales and we expect indirect channel sales to continue to account for a substantial majority of our total revenue. We employ a two-tier distribution strategy, as part of a larger effort to scale our reach and better serve the needs of our channel. Our revenue depends in large part on the effective performance of these channel partners, and changes to our distribution model, the loss of a channel partner, or the reduction in sales to our channel partners could materially reduce our revenues and gross margins. By relying on indirect channels, we may have little or no contact with the ultimate users of our products, thereby making it more difficult for us to establish brand awareness, ensure proper delivery and installation of our products, service ongoing customer requirements, and respond to evolving customer needs. In addition, we recognize a large portion of our revenue based on a sell-through model using information regarding the end user customers that is provided by our channel partners. If those channel partners provide us with inaccurate or untimely information, the amount or timing of our revenues could be adversely impacted. For example, we have encountered delays with certain partners where internal processing issues have prevented that partner from providing a purchase order to us in a timely manner.
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
We expect our gross margins to vary over time and our recent level of gross margin may not be sustainable. In addition, our gross margins may be adversely affected by our introductions of new products.
Our gross margins vary from quarter to quarter and the recent level of gross margins may not be sustainable and may be adversely affected in the future by numerous factors, including but not limited to product or sales channel mix shifts, increased price competition, increases in material or labor costs, excess product component or obsolescence charges from our contract manufacturers, write-downs for obsolete or excess inventory, increased costs due to changes in component pricing or charges incurred due to component holding periods if our forecasts do not accurately anticipate product demand, warranty-related issues, product discounting, freight charges, or our introduction of new products or new product platforms or entry into new markets with different pricing and cost structures.
Any introduction of, and transition to, a new product line requires us to forecast customer demand for both legacy and new product lines for a period of time, and to maintain adequate inventory levels to support the sales forecasts for both product lines. If new product line sales, or product line sales in general, exceed our sales forecast, we could possibly experience stock shortages, which would negatively affect our revenues. If legacy product line sales, or product lines sales in general, fall short of our sales forecast, we could have excess inventory, as has occurred from time to time. Any inventory charges would negatively impact our gross margins.
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
In addition, reconfiguring our IT systems or other business processes in response to changing business needs, or in connection with integrating acquired businesses, may be time-consuming and costly. To the extent this impacts our ability to react timely to specific market or business opportunities, our financial results would likely be harmed.
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

In the years ended December 31, 2013 and 2012, and in the three months ended March 31, 2014, we derived 41%, 45%, and 42%, respectively, of our revenue from customers outside the U.S. We have personnel in numerous countries worldwide. We expect to continue to add personnel in additional countries. Our international sales and operations makes us subject to various U.S. and international laws and regulations, including those relating to antitrust, data protection, and business dealings with both commercial and governmental officials and organizations. Our international sales and operations subject us to a variety of additional risks, including:

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
Developing our products is expensive, and the investment in product development may involve a long payback cycle or may not generate additional revenue at all. For the three months ended March 31, 2014, our research and development expenses were $50.6 million or approximately 19% of our total revenue. Our future plans include significant investments in research and development and related product opportunities. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. These investments may take several years to generate positive returns, if ever.
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
The trading prices of the securities of technology companies, including our own, have been highly volatile. Further, our common stock has a limited trading history. Since our initial public offering in September 2006 through March 31, 2014, our stock price, after adjusting for our 2:1 stock split in the form of a stock dividend effected in November 2010, has fluctuated from a low of $3.55 to a high of $44.70. The market price of our common stock has at times reflected a higher multiple of expected future earnings than many other companies. As a result, even small changes in investor expectations regarding our future growth and earnings, whether as a result of actual or rumored financial or operating results, changes in the mix of products and services sold, acquisitions, industry changes, or other factors, could result in, and have recently resulted in, significant fluctuations in the market price of our common stock.
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
There were no sales of unregistered securities during the three months ended March 31, 2014.
ISSUER PURCHASES OF EQUITY SECURITIES
The following table summarizes the stock repurchase activity for the three months ended March 31, 2014 and the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
January 1, 2014 – January 31, 2014	—	$—	—	$137,735,516
February 1, 2014 – February 28, 2014	472,177	20.25	472,177	378,173,302
March 1, 2014 – March 31, 2014	763,901	20.21	763,901	362,735,534
Total	1,236,078	$20.23	1,236,078	$362,735,534

(1)
On March 4, 2014, the Board announced a $250.0 million increase to the Share Repurchase Program (the Program). The Program does not require us to purchase a minimum number of shares, and may be suspended, modified or discontinued at any time without prior notice. The timing and amounts of these purchases are based on market conditions and other factors, including price, regulatory requirements and capital availability. The share repurchases were financed by available cash balances and cash from operations.

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
Date: May 1, 2014

RIVERBED TECHNOLOGY, INC.

By:	/s/ Jerry M. Kennelly
Jerry M. Kennelly
Chief Executive Officer
Date: May 1, 2014

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