Form 10-Q
period 2014-06-30
Riverbed Technology, Inc.
filed 2014-07-31
CIK 1357326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-Q
_____________________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
OR
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
680 Folsom Street
San Francisco, California 94107
(Address of Principal Executive Offices including Zip Code)
(415) 247-8800
(Registrant’s Telephone Number, Including Area Code)

199 Fremont Street
San Francisco, California 94105
(Former name, former address and former fiscal year, if changed since last report)
________________________
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
The number of shares of the registrant’s common stock, par value $0.0001, outstanding as of July 24, 2014 was: 159,716,102.

RIVERBED TECHNOLOGY, INC.

Item 1.	Financial Statements (unaudited)

RIVERBED TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of June 30, 2014 and December 31, 2013
(in thousands, except par value)

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$217,611	$208,022
Short-term investments	207,162	251,339
Trade receivables, net of allowances of $1,577 and $1,996 as of June 30, 2014 and December 31, 2013, respectively	108,560	93,836
Inventory	17,504	25,025
Deferred tax assets	17,255	7,222
Prepaid expenses and other current assets	62,905	49,016
Total current assets	630,997	634,460
Long-term investments	95,092	72,675
Fixed assets, net	75,953	57,810
Goodwill	704,305	704,305
Intangibles, net	361,129	404,467
Other assets	21,435	23,881
Total assets	$1,888,911	$1,897,598
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$41,390	$45,518
Accrued compensation and benefits	40,816	51,988
Other accrued liabilities	52,639	36,520
Current maturities of long-term borrowings	15,000	15,000
Deferred revenue	231,142	217,131
Total current liabilities	380,987	366,157
Deferred revenue, non-current	87,863	95,344
Borrowings, non-current, net of current maturities	502,500	510,000
Deferred tax liabilities, non-current	42,789	48,548
Other long-term liabilities	50,993	48,910
Total long-term liabilities	684,145	702,802
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value – 30,000 shares authorized, no shares outstanding	—	—
Common stock and additional paid-in capital; $0.0001 par value – 600,000 shares authorized; 159,709 and 159,845 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	688,133	702,928
Retained earnings	135,348	125,295
Accumulated other comprehensive income	298	416
Total stockholders’ equity	823,779	828,639
Total liabilities and stockholders’ equity	$1,888,911	$1,897,598
See Notes to Condensed Consolidated Financial Statements.

RIVERBED TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Revenue:
Product	$144,914	$143,483	$295,075	$291,523
Support and services	119,112	106,427	234,367	204,526
Total revenue	264,026	249,910	529,442	496,049
Cost of revenue:
Cost of product	36,388	40,463	74,669	81,363
Cost of support and services	32,633	29,893	64,264	57,935
Total cost of revenue	69,021	70,356	138,933	139,298
Gross profit	195,005	179,554	390,509	356,751
Operating expenses:
Sales and marketing	110,690	113,373	225,435	229,094
Research and development	51,298	51,018	101,945	99,979
General and administrative	20,279	18,321	39,404	37,435
Acquisition-related costs	272	7,067	2,940	11,203
Total operating expenses	182,539	189,779	369,724	377,711
Operating income (loss)	12,466	(10,225)	20,785	(20,960)
Interest expense and other, net	(2,713)	(5,909)	(5,426)	(12,273)
Income (loss) before provision for (benefit from) income taxes	9,753	(16,134)	15,359	(33,233)
Provision for (benefit from) income taxes	2,988	387	5,306	(8,602)
Net income (loss)	$6,765	$(16,521)	$10,053	$(24,631)
Net income (loss) per common share:
Basic	$0.04	$(0.10)	$0.06	$(0.15)
Diluted	$0.04	$(0.10)	$0.06	$(0.15)
Shares used in computing net income (loss) per common share:
Basic	160,580	163,995	160,385	163,681
Diluted	164,650	163,995	164,982	163,681
See Notes to Condensed Consolidated Financial Statements.

RIVERBED TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net income (loss)	$6,765	$(16,521)	$10,053	$(24,631)
Unrealized gain (loss) on investments, net of tax	(5)	(73)	50	(232)
Foreign currency translation adjustment	(15)	(83)	16	(716)
Derivative instruments gain (loss), net of tax	81	224	(184)	(489)
Other comprehensive income (loss)	61	68	(118)	(1,437)
Comprehensive income (loss)	$6,826	$(16,453)	$9,935	$(26,068)
See Notes to Condensed Consolidated Financial Statements.

RIVERBED TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six months ended June 30,
	2014	2013
Operating Activities:
Net income (loss)	$10,053	$(24,631)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	57,047	62,780
Stock-based compensation	43,321	50,055
Deferred taxes	(15,715)	(32,867)
Excess tax benefit from employee stock plans	(5,245)	(4,683)
Other non-cash items	454	1,213
Changes in operating assets and liabilities:
Trade receivables	(14,724)	19,915
Inventory	7,521	(3,690)
Prepaid expenses and other assets	(11,008)	(6,136)
Accounts payable	(4,771)	(8,282)
Accrued and other liabilities	7,029	(11,384)
Income taxes payable	1,602	(1,974)
Deferred revenue	6,530	40,257
Net cash provided by operating activities	82,094	80,573
Investing Activities:
Capital expenditures	(31,208)	(12,627)
Purchase of available for sale securities	(170,606)	(229,009)
Proceeds from maturities of available for sale securities	166,314	161,250
Proceeds from sales of available for sale securities	25,145	15,045
Acquisitions, net of cash and cash equivalents acquired	—	(1,000)
Net cash used in investing activities	(10,355)	(66,341)
Financing Activities:
Proceeds from issuance of common stock under employee stock plans	48,491	49,813
Taxes paid related to net shares settlement of equity awards	(8,171)	(4,289)
Payments for repurchases of common stock	(100,038)	(75,078)
Payment of borrowings	(7,500)	(50,015)
Excess tax benefit from employee stock plans	5,245	4,683
Net cash used in financing activities	(61,973)	(74,886)
Effect of exchange rate changes on cash and cash equivalents	(177)	(1,192)
Net increase (decrease) in cash and cash equivalents	9,589	(61,846)
Cash and cash equivalents at beginning of period	208,022	280,509
Cash and cash equivalents at end of period	$217,611	$218,663
See Notes to Condensed Consolidated Financial Statements.

RIVERBED TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	BASIS OF PRESENTATION
Basis of Presentation
The condensed consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated. The accompanying condensed consolidated balance sheet as of June 30, 2014, the condensed consolidated statements of operations for the three and six months ended June 30, 2014 and 2013, the condensed consolidated statements of comprehensive income (loss) for the three and six months ended June 30, 2014 and 2013, and the condensed consolidated statements of cash flows for the six months ended June 30, 2014 and 2013 are unaudited. The accompanying statements should be read in conjunction with the audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2013.
The accompanying condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). They do not include all of the financial information and footnotes required by GAAP for complete financial statements. We believe the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments necessary for the fair presentation of our balance sheet as of June 30, 2014, and our results of operations, comprehensive income (loss) and our cash flows for the six months ended June 30, 2014 and 2013. All adjustments are of a normal recurring nature. The results for the six months ended June 30, 2014 are not necessarily indicative of the results to be expected for any subsequent quarter or for the year ending December 31, 2014.
During the three and six months ended June 30, 2014, there have been no significant changes in our significant accounting policies from that were described in our Annual Report on Form 10-K for the year ended December 31, 2013.
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
In May 2014, the Financial Accounting Standards Board (FASB) released Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The guidance in ASU No. 2014-09 supersedes the revenue recognition requirements in Accounting Standards Codification Topic 605, Revenue Recognition and permits the use of either the retrospective or cumulative effect transition method. We are required to adopt this standard starting in the first quarter of fiscal 2017. We have not yet selected a transition method and we are currently in the process of determining the impact of ASU No. 2014-09 on our condensed consolidated financial statements.
In July 2013, the FASB released ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU No. 2013-11 requires that an unrecognized tax benefit should be presented as a reduction of a deferred tax asset for a net operating loss carryforward or other tax credit carryforward when settlement in this manner is available under the tax law. We are required to adopt this standard starting fiscal year 2015 and are currently in the process of determining the impact, if any, on our condensed consolidated financial statements.

3.	NET INCOME (LOSS) PER COMMON SHARE
Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed by giving effect to all potential dilutive common shares, including stock awards. The following table sets forth the computation of net income (loss) per share:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2014	2013	2014	2013
Net income (loss)	$6,765	$(16,521)	$10,053	$(24,631)
Weighted average common shares outstanding - basic	160,580	163,995	160,385	163,681
Dilutive effect of employee stock plans	4,070	—	4,597	—
Weighted average common shares outstanding - diluted	164,650	163,995	164,982	163,681
Basic net income (loss) per share	$0.04	$(0.10)	$0.06	$(0.15)
Diluted net income (loss) per share	$0.04	$(0.10)	$0.06	$(0.15)
Stock options outstanding with an exercise price higher than our average stock price for the periods presented represent out-of-the-money awards and are excluded from the calculations of the diluted net income (loss) per common share since the effect would have been anti-dilutive under the treasury stock method.
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
The following weighted average outstanding options were excluded from the computation of diluted net income (loss) per common share for the periods presented because including them would have had an anti-dilutive effect:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2014	2013	2014	2013
Total potential anti-dilutive shares of common stock	8,440	17,722	9,844	18,986

4.	FAIR VALUE MEASUREMENTS
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
Level 3: Valuations based on unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities and based on non-binding, broker-provided price quotes and may not have been corroborated by observable market data. As of June 30, 2014 and December 31, 2013, we had no financial assets or liabilities categorized as Level 3.

The following table sets forth our financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2014:

(in thousands)	Total	Level 1	Level 2
Assets:
Corporate bonds and notes	$35,345	$—	$35,345
U.S. government-sponsored enterprise obligations	34,070	—	34,070
Money market funds	25,071	25,071	—
Cash	123,125	—	—
Total cash and cash equivalents	217,611	25,071	69,415
Corporate bonds and notes	60,422	—	60,422
U.S. government backed securities	30,915	30,915	—
U.S. government-sponsored enterprise obligations	191,732	—	191,732
FDIC-backed certificates of deposit	19,185	—	19,185
Total investments	302,254	30,915	271,339
Derivative assets	404	—	404
Total assets	$520,269	$55,986	$341,158
Liabilities:
Derivative liabilities	$159	$—	$159
Borrowings	517,500	—	517,500
Total liabilities	$517,659	$—	$517,659
The following table sets forth our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2013:

(in thousands)	Total	Level 1	Level 2
Assets:
Corporate bonds and notes	$28,545	$—	$28,545
U.S. government-sponsored enterprise obligations	18,775	—	18,775
Money market funds	30,009	30,009	—
Cash	130,693	—	—
Total cash and cash equivalents	208,022	30,009	47,320
Corporate bonds and notes	74,648	—	74,648
U.S. government backed securities	23,210	23,210	—
U.S. government-sponsored enterprise obligations	211,094	—	211,094
FDIC-backed certificates of deposit	15,062	—	15,062
Total investments	324,014	23,210	300,804
Derivative assets	331	—	331
Total assets	$532,367	$53,219	$348,455
Liabilities:
Derivative liabilities	$103	$—	$103
Borrowings	525,000	—	525,000
Total liabilities	$525,103	$—	$525,103

Our primary financial instruments include cash, cash equivalents, short-term and long-term investments, restricted cash, accounts receivable, accounts payable, short-term and long-term borrowings, and foreign currency related derivatives. Cash and cash equivalents consist primarily of highly liquid investments in money market mutual funds, government-sponsored enterprise obligations, treasury bills, commercial paper and corporate bonds and notes with remaining maturities at date of purchase of 90 days or less. The estimated fair value of cash, accounts receivable and accounts payable approximates their carrying value due to the short period of time to their maturities. The estimated fair value of our investments is determined as the exit price in the principal market in which we would transact. The estimated fair value of the borrowings has been calculated using an estimate of the interest rate that we would be required to pay on the issuance of debt with similar terms and discounting the cash flows at that rate. Refer to Note 9 for the carrying value and additional disclosures on our borrowings.

The following tables present the gross unrealized gains and gross unrealized losses of available-for-sale securities as of June 30, 2014 and December 31, 2013:

(in thousands)	Fair Value	Unrealized Gains	Unrealized Losses
Corporate bonds and notes	$95,767	$2	$(13)
U.S. government backed securities	30,915	23	(2)
U.S. government-sponsored enterprise obligations	225,802	51	(36)
FDIC-backed certificates of deposit	19,185	—	—
Total available-for-sale securities at June 30, 2014	$371,669	$76	$(51)

Corporate bonds and notes	$103,193	$1	$(24)
U.S. government backed securities	23,210	7	(2)
U.S. government-sponsored enterprise obligations	229,869	55	(30)
FDIC-backed certificates of deposit	15,062	1	—
Total available-for-sale securities at December 31, 2013	$371,334	$64	$(56)

The available-for-sale securities by classification in the condensed consolidated balance sheet is as follows:

(in thousands)	June 30, 2014	December 31, 2013
Cash and cash equivalents	$69,415	$47,320
Short-term investments	207,162	251,339
Long-term investments	95,092	72,675
Total available-for-sale securities	$371,669	$371,334

Cash and cash equivalents in the table above excludes cash of $148.2 million and $160.7 million at June 30, 2014 and December 31, 2013, respectively.
We regularly review our investment portfolio to determine if any security is other-than-temporarily impaired, which would require us to record an impairment charge in the period any such determination is made. In making this judgment, we evaluate, among other things, the duration and extent to which the fair value of a security is less than its cost; the financial condition of the issuer and any changes thereto; and our intent and ability to sell, or whether we will more likely than not be required to sell, the security before recovery of its amortized cost basis. We have evaluated our investments as of June 30, 2014 and have determined that no investments with unrealized losses are other-than-temporarily impaired. No investments have been in a continuous loss position for greater than one year.

5.	INVENTORY
Inventory consists primarily of hardware and related component parts and evaluation units located at customer locations, and are stated at the lower of cost (on a first-in, first-out basis) or market. Inventory is comprised of the following:

(in thousands)	June 30, 2014	December 31, 2013
Raw materials	$2,754	$5,069
Finished goods	12,557	15,430
Evaluation units	2,193	4,526
Total inventory	$17,504	$25,025

6.	GUARANTEES
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
We lease our facilities under non-cancelable operating lease agreements. Future minimum commitments for these operating leases in place as of June 30, 2014 with a remaining non-cancelable lease term in excess of one year are as follows:

Fiscal year	(in thousands)
2014 (remaining 6 months)	$11,312
2015	28,941
2016	27,464
2017	25,560
2018	23,813
Thereafter	93,788
Total	$210,878
The terms of certain lease agreements provide for rental payments on a graduated basis. We recognize rent expense on a straight-line basis over the lease period and have accrued for rent expense incurred but not paid. Rent expense under operating leases was $7.2 million and $5.2 million for the three months ended June 30, 2014 and 2013, respectively, and $14.8 million and $10.3 million for the six months ended June 30, 2014 and 2013, respectively.

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
Foreign currency contracts designated as cash flow hedges
We utilize foreign currency forward contracts to hedge certain forecasted foreign currency transactions relating to cost of service and operating expense. These contracts are designated and documented as cash flow hedges at their inception. All changes in time value are excluded from the cash flow hedge and recorded to Interest expense and other, net in the period incurred. The effective portion of derivative's gains or losses on these hedges is initially included in Accumulated other comprehensive income (loss) and is subsequently reclassified into the cost of service or operating expense, to which the hedged transaction relates, upon the occurrence of the forecasted transaction. We record any ineffectiveness of the hedging instruments in Interest expense and other, net in our condensed consolidated financial statements in the period incurred. No ineffectiveness was recorded during the three and six months ended June 30, 2014 and 2013.
The notional amount of these contracts was $71.8 million at June 30, 2014 and $49.0 million at December 31, 2013. Outstanding contracts are recognized as either assets or liabilities on the balance sheet at fair value. The amount remaining in Accumulated other comprehensive income (loss) is expected to be recognized into earnings within the next twelve months. As of June 30, 2014 the amount remaining in Accumulated other comprehensive income (loss) was a loss of $0.3 million. The amount remaining in Accumulated other comprehensive income (loss) as of December 31, 2013 was $0.5 million.
Derivatives not designated as hedging instruments
We use foreign currency forward contracts to reduce the variability in gains and losses generated from the re-measurement of certain monetary assets and liabilities denominated in foreign currencies. These hedges do not qualify for hedge accounting treatment. These derivatives are carried at fair value with gains and losses recognized as Interest expense and other, net. Changes in the fair value of the derivatives are largely offset within the condensed consolidated statement of operations by re-measurement of the underlying assets and liabilities. We had a notional value of $11.9 million and $11.7 million in derivative instruments that were non-designated hedges at June 30, 2014 and December 31, 2013, respectively.
Fair Value of Derivative Instruments
The derivative assets and liabilities are recorded on a gross basis and included in Other current assets and Other accrued liabilities, respectively, in our condensed consolidated balance sheet.
The fair value of derivative instruments in our condensed consolidated balance sheets was as follows as of June 30, 2014 and December 31, 2013:

(in thousands)	June 30, 2014	December 31, 2013
Derivative assets:
Foreign currency contracts designated as cash flow hedges	$304	$162
Derivatives not designated as hedging instruments	100	169
Total derivative assets	$404	$331
Derivative liabilities:
Foreign currency contracts designated as cash flow hedges	$115	$57
Derivatives not designated as hedging instruments	44	46
Total derivative liabilities	$159	$103
The effects of derivatives designated as hedging instruments on our condensed consolidated statements of operations were as follows for the three and six months ended June 30, 2014 and 2013:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2014	2013	2014	2013
Amount of gain (loss) recognized in Accumulated other comprehensive income (loss) on derivatives (effective portion)	$342	$(146)	$453	$(1,104)
Amount and location of gain (loss) reclassified from Accumulated other comprehensive income (loss) into earnings (effective portion)
Cost of support and services	$(44)	$(79)	$(101)	$(115)
Sales and marketing	(173)	(252)	(432)	(379)
Research and development	(33)	(35)	(93)	(67)
General and administrative	(7)	(16)	(21)	(29)
Total	$(257)	$(382)	$(647)	$(590)
Amount and location of gain recognized in earnings on derivatives
Interest expense and other, net	$60	$25	$91	$40
The effects of derivatives not designated as hedging instruments on our condensed consolidated statements of operations were as follows for the three and six months ended June 30, 2014 and 2013:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2014	2013	2014	2013
Interest expense and other, net	$61	$(48)	$137	$(277)

We enter into master netting arrangements with certain counterparties, which reduce credit risk by permitting net settlement of transactions with the same counterparty. A master netting arrangement may allow counterparties to net settle amounts owed to each other as a result of multiple, separate derivative transactions. These agreements also provide a right to offset corresponding amounts at the option of the non-defaulting party or non-affected party upon the early termination of these agreements by default, upon certain other termination events and a credit event upon merger. For presentation on the condensed consolidated balance sheets, it is our policy to not offset fair value amounts recognized for derivative instruments under master netting arrangements. As of June 30, 2014, we have posted no collateral for derivative instruments, therefore no amounts exist to offset the fair value amounts recognized for derivative instruments under master netting arrangements.

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
Borrowings under the 2013 Credit Facility bear interest based on the daily balance outstanding at LIBOR (with no rate floor) plus an applicable margin (varying from 1.25% to 2.00%) or, in certain cases a base rate (based on a certain lending institution’s Prime Rate or as otherwise specified in the credit agreement, with no rate floor) plus an applicable margin (varying from 0.25% to 1.00%). The revolving credit facility also carries a commitment fee equal to the unused borrowings multiplied by an applicable margin (varying from 0.25% to 0.30%). The applicable margins are calculated quarterly and vary based on our leverage ratio as set forth in the credit agreement. The interest rate on both the term and revolving loans is LIBOR plus 175 basis points, or 2.0%, as of June 30, 2014 and December 31, 2013. Beginning in 2014, 5% of the initial term loan value is to be paid annually in quarterly installments.
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
We were in compliance with all covenants of the 2013 Credit Facility as of June 30, 2014.
As of June 30, 2014 the outstanding borrowings were $517.5 million. For the three and six months ended June 30, 2014, interest incurred pursuant to the 2013 Credit Facility was $2.8 million and $5.7 million, respectively. For the three and six months ended June 30, 2013, interest incurred pursuant to a credit facility entered into in 2012 (and paid off in connection with entering into the 2013 Credit Facility) was $5.8 million and $12.1 million, respectively.
The following table summarizes the future minimum principal payments on the portion of the 2013 Credit Facility outstanding as of June 30, 2014:

Fiscal year	(in thousands)
2014 (the six months ending December 31, 2014)	$7,500
2015	15,000
2016	30,000
2017	30,000
2018	435,000
Total	$517,500

10.	COMMON STOCK
Stock-Based Compensation Expense
The following table summarizes stock-based compensation expense for stock options, restricted stock units (RSUs) and the 2006 Employee Stock Purchase Plan (the Purchase Plan) recorded in our condensed consolidated statement of operations for the three and six months ended June 30, 2014 and 2013:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2014	2013	2014	2013
Cost of product	$383	$311	$714	$567
Cost of support and services	2,266	2,389	4,401	4,217
Sales and marketing	8,171	10,191	17,673	21,055
Research and development	7,074	9,121	13,862	16,668
General and administrative	3,678	3,517	6,671	7,548
Total	$21,572	$25,529	$43,321	$50,055

Share Repurchase Program
On August 19, 2011, our Board of Directors authorized a Share Repurchase Program (the Program), which authorized us to repurchase up to $150.0 million of our outstanding common stock. On May 17, 2012, the Board of Directors approved a $150.0 million increase to the Program. On August 19, 2013, the Board of Directors announced a $200.0 million increase to the Program. On March 4, 2014, the Board of Directors announced a $250.0 million increase to the Program. The Program does not require us to purchase a minimum number of shares, and may be suspended, modified or discontinued at any time without prior notice. For the three months ended June 30, 2014, we repurchased 3,784,600 shares of common stock under the Program on the open market for an aggregate purchase price of $75.0 million, or a weighted average of $19.83 per share. For the six months ended June 30, 2014, we repurchased 5,020,678 shares of common stock under the Program on the open market for an aggregate purchase price of $100.0 million, or a weighted average of $19.93 per share. The timing and amounts of these purchases were based on market conditions and other factors including price, regulatory requirements and capital availability. The share repurchases were financed by available cash balances and cash from operations. As of June 30, 2014, $287.7 million. remained available for share repurchase under the Program.
For the three months ended June 30, 2013, we repurchased 3,207,878 shares of common stock under the Program for an aggregate purchase price of $50.0 million, or weighted-average of $15.60 per share. For the six months ended June 30, 2013, we repurchased 4,820,942 shares of common stock under the Program for an aggregate purchase price of $75.1 million, or weighted-average of $15.57 per share.

11.	INCOME TAXES
Our provision for (benefit from) income taxes is based on our estimated annual effective tax rate, adjusted for discrete tax items recorded in the period. The effective tax rate was 30.6% and (2.4)% for the three months ended June 30, 2014 and 2013, respectively. The effective tax rate was 34.5% and 25.9% for the six months ended June 30, 2014 and 2013, respectively. Our provision for (benefit from) income taxes consists of federal, foreign, and state income taxes. The provision for (benefit from) income taxes for the three months ended June 30, 2014 and 2013 was $3.0 million and $0.4 million, respectively. The provision for (benefit from) income taxes for the six months ended June 30, 2014 and 2013 was $5.3 million and $(8.6) million, respectively.
Our effective tax rate for the three and six months ended June 30, 2014, differed from the federal statutory rate due to state taxes and significant permanent differences. Significant permanent differences included taxes in foreign jurisdictions with a tax rate different than the U.S. federal statutory rate, nondeductible stock-based compensation expense, tax charges related to our intercompany transfer of intellectual property rights, and the domestic production activities deduction.
Our effective tax rate for the three and six months ended June 30, 2013, differed from the federal statutory rate due to state taxes and significant permanent differences. Significant permanent differences included taxes in foreign jurisdictions with a tax rate different than the U.S. federal statutory rate, nondeductible stock-based compensation expense, tax charges related to our intercompany transfer of intellectual property rights, the domestic production activities deduction, and the federal R&D tax credit. In the second quarter of 2013, we recorded a discrete tax benefit of $6.2 million as a result of a change in tax status of one of our subsidiaries, acquired from OPNET Technologies, Inc. (OPNET).

12.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The components of accumulated other comprehensive income (loss), net of tax, at the end of the period, as well as the activity during the period were as follows:

(in thousands)	Unrealized gain (loss) on investments, net of tax	Foreign currency translation adjustment	Derivative instruments gain (loss), net of tax	Total
Balance as of December 31, 2013	$(30)	$(59)	$505	$416
Other comprehensive income (loss) before reclassifications	52	16	(831)	(763)
Amounts reclassified from accumulated other comprehensive income (loss)	(2)	—	647	645
Net current-period other comprehensive income (loss)	50	16	(184)	(118)
Balance as of June 30, 2014	$20	$(43)	$321	$298
Amounts reclassified from Accumulated other comprehensive income (loss), net to Net income (loss) for unrealized gains or losses on investments are recorded in Interest expense and other, net. Amounts reclassified from Accumulated other comprehensive income (loss) to Net income (loss) for derivatives instrument gains or losses are recorded in Cost of support and services and Operating expenses.

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
Revenue by Product Line
We have two product lines: Application Acceleration and Performance Management. Application Acceleration includes our wide area network (WAN) optimization products, including SteelHead and SteelFusion (formerly Granite), our SteelApp (formerly Stingray) virtual application delivery controllers (ADCs), and our SteelStore (formerly Whitewater) cloud storage delivery products. Performance Management includes our SteelCentral performance management and control suite. The Performance Management product line combines our former Cascade products and the products acquired from OPNET.

The following table presents revenue by product line:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2014	2013	2014	2013
Revenue:
Application Acceleration	$205,037	$196,506	$409,493	$381,468
Performance Management	58,989	53,404	119,949	114,581
Total revenue	$264,026	$249,910	$529,442	$496,049
Revenue by Geography
Revenue by geography is based on the billing address of the customer. The following table sets forth revenue by geographic area:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2014	2013	2014	2013
Americas
United States	$145,223	$147,371	$298,184	$297,968
Other Americas	9,521	9,479	17,378	17,024
Total Americas	154,744	156,850	315,562	314,992
Europe, Middle East and Africa
United Kingdom	32,365	29,931	67,044	58,107
Other Europe, Middle East and Africa	37,056	29,466	71,407	59,124
Total Europe, Middle East and Africa	69,421	59,397	138,451	117,231
Asia Pacific	39,861	33,663	75,429	63,826
Total revenue	$264,026	$249,910	$529,442	$496,049

14.	LEGAL MATTERS
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
On August 17, 2011, Silver Peak Systems amended its counterclaims against us, alleging infringement by Riverbed of three U.S. patents: 7,630,295, titled “Network Device Continuity”; 7,945,736, titled “Dynamic Load Management of Network Memory”; and 7,948,921, titled “Automatic Network Optimization.” Silver Peak subsequently dropped its claims with respect to U.S. patent 7,630,295. The trial on the remaining two patents commenced on March 24, 2014. On April 1, 2014, the jury rendered a verdict of infringement on U.S. patents 7,948,921 and 7,945,736 based on certain features offered on Riverbed SteelHead products. We disagree with the verdict, and expect to prevail before the District Court on post-trial motions. In the event that we do not prevail on post-trial motions, we intend to appeal to the Federal Circuit. There has been no trial or discovery on damages, and such a trial and discovery would be scheduled only if we lose on appeal to the Federal Circuit. In addition to damages, Silver Peak is seeking an injunction prohibiting Riverbed from offering those features.
At this time we are unable to estimate any range of reasonably possible loss relating to these actions.
On June 28, 2013, we served Silver Peak Systems with an additional lawsuit, filed in the United States District Court for the Northern District of California, alleging infringement of two patents that are not covered by the lawsuit in Delaware. The California lawsuit seeks unspecified damages and injunctive relief. On July 22, 2013, Silver Peak Systems denied the allegations and requested declaratory judgments of invalidity and non-infringement. On August 12, 2013, Silver Peak Systems amended its counterclaims against us, alleging infringement by Riverbed of U.S. patent 8,392,684, titled “Data Encryption in a

Network Memory Architecture for Providing Data Based on Local Accessibility”. On August 26, 2013 we denied Silver Peak Systems’ allegations and requested declaratory judgments of invalidity and non-infringement. On July 29, 2014, the Court lifted the stay that was in place on our action against Silver Peak, though no trial date has been set. The action against us is currently stayed pending a separate U.S. Patent and Trademark Office proceeding. At this time we are unable to estimate any range of reasonably possible loss relating to these actions. We believe that we have meritorious defenses to the counterclaims against us, and we intend to vigorously contest these counterclaims.
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
In October 2012 we served the representative of the Zeus shareholders, as lead defendant and proposed defendant class representative for all other similarly situated former shareholders of Zeus, with a lawsuit, filed in the Superior Court of the State of California, for declaratory relief.  The lawsuit seeks declaratory judgment that, among other things, (a) Riverbed is not in breach of the share purchase agreement, and (b) Riverbed does not owe any acquisition-related contingent consideration under the share purchase agreement because the necessary conditions precedent to the payment of acquisition-related contingent consideration did not occur. In November 2012, the representative of the Zeus shareholders filed a cross-complaint against Riverbed and Riverbed Technology Limited in the Superior Court of the State of California. The cross-complaint claims breach of contract and breach of the covenant of good faith and fair dealing, and seeks declaratory judgment that Riverbed has breached the share purchase agreement and that the entire $27.0 million in contingent consideration is payable to Zeus shareholders. Discovery is ongoing, and the Court has approved a class treatment of the former shareholders, though several have declined to participate. The trial is currently scheduled for August 31, 2015, though may be rescheduled to an earlier date pending the Court’s availability. We believe that the contention of the representative of the Zeus shareholders, and the Court-appointed class representatives for shareholders, is without merit and intend to vigorously defend our determination.
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
From time to time, we are subject to various legal proceedings, claims and litigation arising in the ordinary course of business. There are no currently pending legal proceedings at June 30, 2014 that, in the opinion of management, would have a material adverse effect on our financial position, results of operations or cash flows. There can be no assurance that existing or future legal proceedings arising in the ordinary course of business or otherwise will not have a material adverse effect on our financial position, results of operations, or cash flows.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q. The information in this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (Securities Act) and Section 21E of the Securities Exchange Act of 1934 (Exchange Act). Such forward-looking statements include statements related to: our business and strategy, trends affecting our business and financial results, international expansion plans, direct and indirect sales plans and strategies, growth of our revenue, costs and expenses (including sales and marketing expenses), gross margins, our share repurchase program, our acquisitions, the effect of fluctuations in exchange rates and our hedging activities on our financial results, our effective tax rate and our liquidity and capital requirements. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. For example, words such as “may,” “will,” “could,” “would,” “should,” “estimates,” “predicts,” “potential,” “continue,” “strategy,” “believes,” “anticipates,” “plans,” “expects,” “intends” and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those discussed elsewhere in this Form 10-Q in the section titled “Risk Factors” and the risks discussed in our other SEC filings. We disclaim any obligation to publicly release any revisions or updates to the forward-looking statements after the date of this Form 10-Q.

Overview
We were founded on May 23, 2002 and are a leader in application performance infrastructure. Riverbed enables organizations to embrace location-independent computing through the Riverbed Application Performance Platform, a set of integrated solutions that give companies the flexibility to host applications and data in the locations that best serve the business while ensuring the flawless delivery of those applications to better leverage global resources, radically reduce the cost of running their business, and maximize employee productivity. Riverbed’s solutions dramatically improve application performance, reduce IT costs, and substantially increase business agility. We have two product lines:
•Application Acceleration product line, which includes our wide area network (WAN) optimization products, including SteelHead and SteelFusion (formerly Granite), our SteelApp (formerly Stingray) virtual application delivery controllers (ADCs), and our SteelStore (formerly Whitewater) cloud storage delivery products; and
•Performance Management product line, which includes our SteelCentral performance management and control suite. The Performance Management product line combines our former Cascade products and the products acquired from OPNET Technologies, Inc. (OPNET).
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

•
Enhance and extend our support and services capabilities - On an ongoing basis, we plan to enhance and extend our support and services capabilities to continue to support our growing global customer base. For example, we host Splash, a new feature-rich community site for customers.

Major Trends Affecting Our Financial Results
Company Outlook
We believe that our current value proposition, which enables customers to improve the performance of their applications and access to their data across WANs by integrating performance acceleration and performance management solutions, while also offering the ability to simplify IT infrastructure and realize significant capital and operating cost savings, should allow us to continue to grow our business. Our product revenue growth rate will depend significantly on continued growth in the WAN optimization, storage delivery, performance management and control, and ADC markets, our ability to continue to attract new customers in those markets and our ability to generate additional sales from existing customers. Our growth in support and services revenue is dependent upon increasing the number of products under support contracts, which is dependent on both growing our installed base of customers and renewing existing support contracts. Our future profitability and rate of growth will be directly affected by the continued acceptance of our products in the marketplace, as well as the timing and size of orders, product mix, average selling prices and costs of our products and general economic conditions. Our ability to achieve profitability in the future will also be affected by the extent to which we must incur additional expenses to expand our sales, support, marketing, development, and general and administrative capabilities to grow our business. The largest component of our expenses is typically personnel costs. Personnel costs consist of salaries, benefits and incentive compensation for our employees, including commissions for sales personnel and stock-based compensation.
Revenue
Our revenue has grown rapidly since we began shipping products in May 2004, increasing from $2.6 million in 2004 to $1.0 billion in 2013. Revenue grew by 6% in the three months ended June 30, 2014 to $264.0 million from $249.9 million in the three months ended June 30, 2013. Revenue grew by 7% in the six months ended June 30, 2014 to $529.4 million from $496.0 million in the six months ended June 30, 2013. We believe that our revenue growth is a positive sign that our products, support and services have a significant value proposition to our customers and that the markets that we compete in are still expanding.
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
Stock-based Compensation Expense
Stock-based compensation expense and related payroll taxes were $22.8 million and $26.6 million in the three months ended June 30, 2014 and 2013, respectively, and $44.8 million and $51.5 million in the six months ended June 30, 2014 and 2013, respectively. We expect to incur increasing stock-based compensation expense as we expect stock-based compensation to continue to play an important part in the overall compensation structure for our employees.
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
The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following: revenue recognition, accounting for business combinations, stock-based compensation, accounting for income taxes, and inventory valuation. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our year ended December 31, 2013 for a more complete discussion of our critical accounting policies and estimates including revenue recognition, accounting for business combinations including the fair value measurement of contingent consideration, goodwill, intangible assets and impairment assessments, stock-based compensation, accounting for income taxes, and inventory valuation. Our critical accounting policies have been discussed with the Audit Committee of the Board of Directors. We believe there have been no material changes to our critical accounting policies and estimates during the three and six months ended June 30, 2014, compared to those discussed in our Form 10-K for the year ended December 31, 2013.

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

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2014	2013	2014	2013
Total Revenue	$264,026	$249,910	$529,442	$496,049
Total Revenue by Type:
Product	$144,914	$143,483	$295,075	$291,523
Support and services	$119,112	$106,427	$234,367	$204,526
% Revenue by Type:
Product	55%	57%	56%	59%
Support and services	45%	43%	44%	41%
Total Revenue by Geography:
United States	$145,223	$147,371	$298,184	$297,968
Other Americas	$9,521	$9,479	$17,378	$17,024
Americas	$154,744	$156,850	$315,562	$314,992
Europe, Middle East and Africa	$69,421	$59,397	$138,451	$117,231
Asia Pacific	$39,861	$33,663	$75,429	$63,826
% Revenue by Geography:
United States	55%	59%	56%	60%
Other Americas	4%	4%	4%	3%
Americas	59%	63%	60%	63%
Europe, Middle East and Africa	26%	24%	26%	24%
Asia Pacific	15%	13%	14%	13%
Total Revenue by Product Line:
Application Acceleration	$205,037	$196,506	$409,493	$381,468
Performance Management	$58,989	$53,404	$119,949	$114,581
% Revenue by Product Line:
Application Acceleration	78%	79%	77%	77%
Performance Management	22%	21%	23%	23%
Total Revenue by Sales Channel:
Direct	$22,519	$42,988	$53,918	$91,957
Indirect	$241,507	$206,922	$475,524	$404,092
% Revenue by Sales Channel:
Direct	9%	17%	10%	19%
Indirect	91%	83%	90%	81%
Quarter Ended June 30, 2014 Compared to the Quarter Ended June 30, 2013: Total revenue increased by 5.6% in the three months ended June 30, 2014 as compared to the prior year period.

Product revenue increased by 1.0% in the three months ended June 30, 2014, as compared to the three months ended June 30, 2013. As of June 30, 2014, our products have been sold to over 25,000 customers, compared to over 23,000 customers as of June 30, 2013.
Substantially all of our customers purchase support when they purchase our products. Support and services revenue increased 11.9% in the three months ended June 30, 2014, as compared to the same period in the prior year due primarily to growth in our customer base and revenue from OPNET support contract renewals. Support and services revenue as a percentage of total revenues increased over the prior year due primarily to growth in our customer base. As our customer base grows, we expect our revenue generated from support and services to increase.
In the three months ended June 30, 2014, we derived 91% of our revenue from indirect channels compared to 83% for the three months ended June 30, 2013. The increase in revenue from indirect channels is primarily due to the conversion of the customers acquired from OPNET to relationships with our channel partners. We expect indirect channel revenue to continue to represent a substantial majority of our revenue.
We generated 45% of our revenue in the three months ended June 30, 2014 from international locations, compared to 41% in the three months ended June 30, 2013. The increase in international revenue as a percent of total revenue was due primarily to a higher proportion of European-based sales. We continue to expand into international locations and introduce our products in new markets and expect international revenue to increase in dollar amount over time.
Six months ended June 30, 2014 Compared to the Six months ended June 30, 2013: Revenue increased by 6.7% in the six months ended June 30, 2014 as compared to the prior year period.
Product revenue increased by 1.2% in the six months ended June 30, 2014, as compared to the six months ended June 30, 2013.
Support and services revenue increased 14.6% in the six months ended June 30, 2014, and as a percentage of total revenues as compared to the same period in the prior year due primarily to growth in our customer base and revenue from OPNET support contract renewals.
In the six months ended June 30, 2014, we derived 90% of our revenue from indirect channels compared to 81% for the six months ended June 30, 2013. The increase in revenue from indirect channels is primarily due to the conversion of the customers acquired from OPNET to relationships with our channel partners.
We generated 44% of our revenue in the six months ended June 30, 2014 from international locations, compared to 40% in the six months ended June 30, 2013. The increase in international revenue as a percent of total revenue was due primarily to a higher proportion of European-based sales.

Cost of Revenue and Gross Margin
Cost of product revenue consists of the costs of the appliance hardware, personnel costs of manufacturing management, manufacturing, shipping and logistics costs, expenses for inventory obsolescence, warranty obligations, and amortization of acquisition-related intangibles. We utilize third parties to assist in the design and manufacture of our appliance hardware, embed our proprietary software on our appliance hardware and perform shipping logistics.
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
Our gross margin has been and will continue to be affected by a variety of factors, including the mix and average selling prices of our products, new product introductions and enhancements, the cost of our appliance hardware, expenses for inventory obsolescence and warranty obligations, cost of support and services personnel, and the mix of distribution channels through which our products are sold.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2014	2013	2014	2013
Cost of revenue:
Cost of product	$36,388	$40,463	74,669	81,363
Cost of support and services	32,633	29,893	64,264	57,935
Total cost of revenue	$69,021	$70,356	138,933	139,298

Gross profit:	$195,005	$179,554	$390,509	$356,751

Gross margin for product:	75%	72%	75%	72%
Gross margin for support and services	73%	72%	73%	72%
Total gross margin	74%	72%	74%	72%
Quarter Ended June 30, 2014 Compared to the Quarter Ended June 30, 2013: The total cost of product revenue decreased $4.1 million, or 10.1%, in the three months ended June 30, 2014 compared to the three months ended June 30, 2013, due primarily to a decrease in direct product costs of $0.9 million and a decrease in the amortization of certain acquisition-related intangible assets of $1.3 million.
Cost of support and services revenue increased $2.7 million, or 9.2%, due primarily to increased logistics and spare parts costs and higher headcount and payroll related costs to support the installed base growth.
Gross margin increased to 74% in the three months ended June 30, 2014 as compared to 72% in the three months ended June 30, 2013. Product gross margin increased to 75% in the three months ended June 30, 2014 from 72% in the three months ended June 30, 2013 primarily as a result of a decrease in amortization of the acquisition-related intangible assets. Gross margins for support and services increased to 73% in the three months ended June 30, 2014 from 72% in the three months ended June 30, 2013. Gross margin for support and services was positively impacted by the growth in support revenue due to an increased installed base. Additionally, the gross margin in the second quarter of 2013 was impacted by the reduction to service revenue related to the fair value adjustment to the deferred support revenue as required by the business combination accounting for the OPNET acquisition.
Six months ended June 30, 2014 Compared to the Six months ended June 30, 2013: The total cost of product revenue decreased $6.7 million, or 8.2%, in the six months ended June 30, 2014 compared to the six months ended June 30, 2013, due primarily to a decrease in direct product costs of $1.4 million, a decrease in the amortization of certain acquisition-related intangible assets of $2.1 million, and a decrease in the inventory fair value adjustment related to the acquisition of OPNET of $1.7 million.
Cost of support and services revenue increased $6.3 million, or 10.9%, due primarily to increased logistics and spare parts costs and higher headcount and payroll related costs to support the installed base growth.
Gross margin increased to 74% in the six months ended June 30, 2014 as compared to 72% in the six months ended June 30, 2013. Product gross margin increased to 75% in the six months ended June 30, 2014 from 72% in the six months ended June 30, 2013 primarily as a result of a decrease in amortization of the acquisition-related intangible assets and a decrease in the inventory fair value adjustment related to the acquisition of OPNET. Gross margins for support and services increased to 73% in the six months ended June 30, 2014 from 72% in the six months ended June 30, 2013. Gross margin for support and services was positively impacted by the growth in support revenue due to an increased installed base. Additionally, the gross margin in 2013 was impacted by the reduction to service revenue related to the fair value adjustment to the deferred support revenue as required by the business combination accounting for the OPNET acquisition.
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

	Three months ended June 30,		Six months ended June 30,
($ in thousands)	2014	2013	2014	2013
Sales and marketing expenses	$110,690	$113,373	$225,435	$229,094
Percent of total revenue	42%	45%	43%	46%
Quarter Ended June 30, 2014 Compared to the Quarter Ended June 30, 2013: Sales and marketing expenses decreased by $2.7 million, or 2.4%, in the three months ended June 30, 2014 compared to the three months ended June 30, 2013, primarily due to decreases in amortization of the intangibles acquired in the OPNET acquisition of $3.2 million and decreases in marketing-related programs and travel of $0.3 million, offset by increases in information technology and facilities costs of $0.8 million.
Six months ended June 30, 2014 Compared to the Six months ended June 30, 2013: Sales and marketing expenses decreased by $3.7 million, or 1.6%, in the six months ended June 30, 2014 compared to the six months ended June 30, 2013, primarily due to decreases in amortization of the intangibles acquired in the OPNET acquisition of $6.7 million and decreases in personnel-related costs of $0.7 million, offset by increases in information technology and facilities costs of $3.7 million.
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

	Three months ended June 30,		Six months ended June 30,
($ in thousands)	2014	2013	2014	2013
Research and development expenses	$51,298	$51,018	$101,945	$99,979
Percent of total revenue	19%	20%	19%	20%
Quarter Ended June 30, 2014 Compared to the Quarter Ended June 30, 2013: R&D expenses increased by $0.3 million, or 0.5%, in the three months ended June 30, 2014 compared to the three months ended June 30, 2013, primarily due to increases in facilities costs of $0.5 million.
Six months ended June 30, 2014 Compared to the Six months ended June 30, 2013: R&D expenses increased by $2.0 million, or 2.0%, in the six months ended June 30, 2014 compared to the six months ended June 30, 2013, primarily due to increases in facilities costs of $1.4 million.

General and Administrative Expenses
General and administrative (G&A) expenses consist primarily of compensation for personnel and facilities costs related to our executive, finance, human resources, information technology and legal organizations, and fees for professional services. Professional services include legal, audit and information technology consulting costs.

	Three months ended June 30,		Six months ended June 30,
($ in thousands)	2014	2013	2014	2013
General and administrative expenses	$20,279	$18,321	$39,404	$37,435
Percent of total revenue	8%	7%	7%	8%
Quarter Ended June 30, 2014 Compared to the Quarter Ended June 30, 2013: G&A expenses increased by $2.0 million in the three months ended June 30, 2014 compared to the three months ended June 30, 2013, primarily due to increases in professional service fees related to non-routine corporate governance and shareholder matters of $2.4 million.
Six months ended June 30, 2014 Compared to the Six months ended June 30, 2013: G&A expenses increased by $2.0 million in the six months ended June 30, 2014 compared to the six months ended June 30, 2013, primarily due to increases in outside services related to litigation fees of $1.6 million associated with the defense of our intellectual property and increases in professional service fees related to non-routine corporate governance and shareholder matters of $2.9 million, offset by a decrease in personnel costs of $2.3 million as a result of our workforce rationalization from the OPNET acquisition.
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
The following table summarizes the acquisition-related costs, including transaction costs and integration-related costs in the periods presented:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2014	2013	2014	2013
Acquisition-related costs	$272	$7,067	$2,940	$11,203
Quarter Ended June 30, 2014 Compared to Quarter Ended June 30, 2013: During the three months ended June 30, 2014, we recorded acquisition-related costs of $0.3 million, primarily related to integration-related costs associated with our acquisition of OPNET. We expect to continue to incur integration costs primarily associated with our facilities rationalization plans, but expect a continued decrease in costs.
Six months ended June 30, 2014 Compared to the Six months ended June 30, 2013: During the six months ended June 30, 2014, we recorded acquisition-related costs of $2.9 million, primarily related to integration-related costs associated with our acquisition of OPNET.
Interest Expense and Other, Net
Interest expense and other, net, consists primarily of interest income on our cash and marketable securities, interest expense, and foreign currency exchange gains or losses.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2014	2013	2014	2013
Interest income	$256	$208	$499	$412
Interest expense	(2,801)	(5,830)	(5,658)	(12,110)
Foreign exchange losses and other	(168)	(287)	(267)	(575)
Total interest expense and other, net	$(2,713)	$(5,909)	$(5,426)	$(12,273)
Quarter Ended June 30, 2014 Compared to the Quarter Ended June 30, 2013: Interest expense and other, net, decreased in the three months ended June 30, 2014 compared to the three months ended June 30, 2013, primarily due to the decrease in interest expense resulting from the refinancing of our borrowings in the fourth quarter of 2013, which decreased our rate of interest.
Six months ended June 30, 2014 Compared to the Six months ended June 30, 2013: Interest expense and other, net, decreased in the six months ended June 30, 2014 compared to the six months ended June 30, 2013, primarily due to the decrease in interest expense resulting from the refinancing of our borrowings in the fourth quarter of 2013, which decreased our rate of interest.
Provision for (Benefit from) Income Taxes
Our provision for (benefit from) income taxes is based on our estimated annual effective tax rate, adjusted for discrete tax items recorded in the period. The provision for (benefit from) income taxes for the three months ended June 30, 2014, and 2013 was $3.0 million and $0.4 million, respectively. The provision for (benefit from) income taxes for the six months ended June 30, 2014 and 2013 was $5.3 million and $(8.6) million, respectively. Our provision for (benefit from) income taxes consists of federal, foreign, and state income taxes. Our effective tax rate was 30.6% and (2.4)% for the three months ended June 30, 2014, and 2013, respectively. The effective tax rate was 34.5% and 25.9% for the six months ended June 30, 2014 and 2013, respectively.

Our effective tax rate for the three and six months ended June 30, 2014, differed from the federal statutory rate due to state taxes and significant permanent differences. Significant permanent differences included taxes in foreign jurisdictions with a tax rate different than the U.S. federal statutory rate, nondeductible stock-based compensation expense, tax charges related to our intercompany transfer of intellectual property rights, and the domestic production activities deduction.
Our effective tax rate for the three and six months ended June 30, 2013, differed from the federal statutory rate due to state taxes and significant permanent differences. Significant permanent differences included taxes in foreign jurisdictions with a tax rate different than the U.S. federal statutory rate, nondeductible stock-based compensation expense, tax charges related to our intercompany transfer of intellectual property rights, the domestic production activities deduction, and the federal R&D tax credit. In the second quarter of 2013, we recorded a discrete tax benefit of $6.2 million as a result of a change in tax status of one of our subsidiaries acquired from OPNET.
The tax rate for the three and six months ended June 30, 2014, is higher than the tax rate for the three and six months ended June 30, 2013 primarily due to the discrete tax benefits recorded in 2013 for the reinstatement of the federal R&D tax credit and the change in tax status of one of our subsidiaries, acquired from OPNET, as well as the current year loss of tax benefits attributable to the expiration of the federal R&D tax credit as of December 31, 2013, which had not been renewed as of June 30, 2014.
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

Liquidity and Capital Resources

(in thousands)	June 30, 2014	December 31, 2013
Working capital	$250,010	$268,303
Cash and cash equivalents	$217,611	$208,022
Short and long-term investments	$302,254	$324,014

	Six months ended June 30,
(in thousands)	2014	2013
Cash provided by operating activities	$82,094	$80,573
Cash used in investing activities	$(10,355)	$(66,341)
Cash used in financing activities	$(61,973)	$(74,886)

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
Cash and cash equivalents, short-term investments and long-term investments as of June 30, 2014 were $519.9 million, a decrease of $12.2 million as compared to December 31, 2013.
As of June 30, 2014 and December 31, 2013, $118.1 million and $93.8 million, respectively of the Company’s cash and cash equivalents, short-term and long-term investments were held by foreign subsidiaries and are generally based in U.S. dollar-denominated holdings. Amounts held by foreign subsidiaries are generally subject to U.S. income taxation on repatriation to the U.S.
Restricted cash primarily represents collateralized letters of credit for the security deposits in connection with lease agreements for our facilities. Current restricted cash, which is included in the Prepaid expenses and other current assets in the condensed consolidated balance sheets, totaled $3.5 million and $3.3 million at June 30, 2014 and December 31, 2013, respectively. Long-term restricted cash totaled $9.2 million and $9.1 million at June 30, 2014 and at December 31, 2013, respectively, and was included in Other assets in the condensed consolidated balance sheets.
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
Cash provided by operating activities was $82.1 million in the six months ended June 30, 2014, an increase of $1.5 million compared to $80.6 million in the six months ended June 30, 2013. Cash provided from the statement of operations for the six months ended June 30, 2014, after adjustments for certain non-cash income items, including depreciation and amortization, stock-based compensation expense, excess tax benefits from employee stock plans and deferred taxes was $89.9 million, an increase of $38.0 million from the prior year period. The increase in cash provided from the statement of operations was primarily due to an improvement in operating income, lower interest expense on borrowings, and a change in deferred taxes. Cash used in operating activities associated with changes in operating assets and liabilities in the six months ended June 30, 2014 was $7.8 million, a decrease of $36.5 million from the prior year period.
Cash Used in Investing Activities
Cash used in investing activities primarily relate to purchases of investments, net of sales and maturities, capital expenditures, and acquisitions. Cash used in investing activities was $10.4 million in the six months ended June 30, 2014, a $56.0 million decrease in cash used compared to $66.3 million of cash used in investing activities in the six months ended June 30, 2013. The decrease in cash used in investing activities is substantially attributable to reduced purchases of investment securities of $58.4 million as well as reduced cash paid for acquisitions of $1.0 million for the six months ended June 30, 2014 as compared to the prior year period, which was offset by increased capital expenditures of $18.6 million primarily related to our new corporate headquarters and increased proceeds from the sale and maturities of investment securities of $15.2 million.
Cash Used in Financing Activities
Cash used in financing activities in the six months ended June 30, 2014 totaled $62.0 million and consisted of cash of $100.0 million used to repurchase shares of our common stock and $7.5 million of cash used to pay down long-term borrowings, which was offset by $48.5 million of cash provided from the proceeds from the issuance of common stock under employee stock plans and $5.2 million of excess tax benefit from employee stock plans.

We believe that our net cash flows from operations, together with our cash and investments balance at June 30, 2014, will be sufficient to fund our projected operating requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of expansion into new territories, the timing of introductions of new products and enhancements to existing products, and the continuing market acceptance of our products.
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
On March 4, 2014, the Board of Directors announced a $250.0 million increase to the Share Repurchase Program (the Program). The maximum dollar value of shares of common stock that remain available for purchase under the Program is $287.7 million as of June 30, 2014. The share repurchases were and will continue to be funded by available cash balances and cash from operations.
In the future, we may enter into other arrangements for potential investments in, or acquisitions of, complementary businesses, services or technologies, which could require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Contractual Obligations
The following is a summary of our contractual obligations as of June 30, 2014:

	Total	Remaining six months of 2014	2015	2016	2017	2018	Thereafter
(in thousands)
Contractual Obligations
Principal payments on borrowings	$517,500	$7,500	$15,000	$30,000	$30,000	$435,000	$—
Interest payments on borrowings (1)	42,374	5,138	10,227	9,836	9,200	7,973	—
Operating leases	210,878	11,312	28,941	27,464	25,560	23,813	93,788
Purchase obligations (2)	7,985	7,962	17	6	—	—	—
Total contractual obligations	$778,737	$31,912	$54,185	$67,306	$64,760	$466,786	$93,788

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

As of June 30, 2014, we had $56.7 million of unrecognized tax benefits, including interest and penalties, related to uncertain tax positions. Because of the high degree of uncertainty regarding the settlement of these liabilities, we are unable to estimate the years in which future cash outflows may occur. As a result, this amount is not included in the table above.

Off-Balance Sheet Arrangements
At June 30, 2014 and December 31, 2013, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes, nor did we have any undisclosed material transactions or commitments involving related persons or entities.

Other
At June 30, 2014 and December 31, 2013, we did not have commercial commitments under lines of credit, standby repurchase obligations or other such debt arrangements.

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
Interest Rate Sensitivity
We had unrestricted cash and cash equivalents, and investments totaling $519.9 million and $532.0 million at June 30, 2014 and December 31, 2013, respectively. Cash and cash equivalents of $217.6 million and $208.0 million at June 30, 2014 and December 31, 2013, respectively, are held for working capital purposes and include highly liquid investments with a maturity of ninety days or less at the time of purchase. Cash equivalents consist primarily of money market mutual funds, government-sponsored enterprise obligations, treasury bills, and other money market securities. Investments of $302.3 million and $324.0 million at June 30, 2014 and December 31, 2013, respectively, consist of government-sponsored enterprise obligations, treasury bills, FDIC-backed certificates of deposit, municipal bonds and corporate bonds and notes.
We do not enter into investments for trading or speculative purposes. Due to the high investment quality and relatively short duration of these investments, we do not believe that they present any material exposure to changes in fair market value as a result of changes in interest rates.
The applicable interest rate on our senior secured credit facility is equal to LIBOR (with no rate floor) plus an applicable margin (varying from 1.25% to 2.00%) or, in the certain cases a base rate (based on a certain lending institution’s Prime Rate or as otherwise specified in the credit agreement, with no rate floor) plus an applicable margin (varying from 0.25% to 1.00%). The interest rate is currently LIBOR plus 175 basis points, or 2.0% as of June 30, 2014.
There have been no material changes to our quantitative and qualitative disclosures about market risk during the six months ended June 30, 2014, as compared to those discussed in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures
We evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2014, the end of the period covered by this quarterly report on Form 10-Q. This controls evaluation was done under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO).
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
Based upon the controls evaluation, our CEO and CFO have concluded that as of June 30, 2014, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission and to ensure that material information relating to us and our consolidated subsidiaries is made known to management, including the CEO and CFO.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the second quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting means a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.
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
On August 17, 2011, Silver Peak Systems amended its counterclaims against us, alleging infringement by Riverbed of three U.S. patents: 7,630,295, titled “Network Device Continuity”; 7,945,736, titled “Dynamic Load Management of Network Memory”; and 7,948,921, titled “Automatic Network Optimization.” Silver Peak subsequently dropped its claims with respect to U.S. patent 7,630,295. The trial on the remaining two patents commenced on March 24, 2014. On April 1, 2014, the jury rendered a verdict of infringement on U.S. patents 7,948,921 and 7,945,736 based on certain features offered on Riverbed SteelHead products. We disagree with the verdict, and expect to prevail before the District Court on post-trial motions. In the event that we do not prevail on post-trial motions, we intend to appeal to the Federal Circuit. There has been no trial or discovery on damages, and such a trial and discovery would be scheduled only if we lose on appeal to the Federal Circuit. In addition to damages, Silver Peak is seeking an injunction prohibiting Riverbed from offering those features.
At this time we are unable to estimate any range of reasonably possible loss relating to these actions.
On June 28, 2013, we served Silver Peak Systems with an additional lawsuit, filed in the United States District Court for the Northern District of California, alleging infringement of two patents that are not covered by the lawsuit in Delaware. The California lawsuit seeks unspecified damages and injunctive relief. On July 22, 2013, Silver Peak Systems denied the allegations and requested declaratory judgments of invalidity and non-infringement. On August 12, 2013, Silver Peak Systems amended its counterclaims against us, alleging infringement by Riverbed of U.S. patent 8,392,684, titled “Data Encryption in a Network Memory Architecture for Providing Data Based on Local Accessibility”. On August 26, 2013 we denied Silver Peak Systems’ allegations and requested declaratory judgments of invalidity and non-infringement. On July 29, 2014, the Court lifted the stay that was in place on our action against Silver Peak, though no trial date has been set. The action against us is currently stayed pending a separate U.S. Patent and Trademark Office proceeding. At this time we are unable to estimate any range of reasonably possible loss relating to these actions. We believe that we have meritorious defenses to the counterclaims against us, and we intend to vigorously contest these counterclaims.
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
In October 2012 we served the representative of the Zeus shareholders, as lead defendant and proposed defendant class representative for all other similarly situated former shareholders of Zeus, with a lawsuit, filed in the Superior Court of the State of California, for declaratory relief.  The lawsuit seeks declaratory judgment that, among other things, (a) Riverbed is not in breach of the share purchase agreement, and (b) Riverbed does not owe any acquisition-related contingent consideration under the share purchase agreement because the necessary conditions precedent to the payment of acquisition-related contingent consideration did not occur. In November 2012, the representative of the Zeus shareholders filed a cross-complaint against Riverbed and Riverbed Technology Limited in the Superior Court of the State of California. The cross-complaint claims breach of contract and breach of the covenant of good faith and fair dealing, and seeks declaratory judgment that Riverbed has breached the share purchase agreement and that the entire $27.0 million in contingent consideration is payable to Zeus shareholders. Discovery is ongoing, and the Court has approved a class treatment of the former shareholders, though several have declined to participate. The trial is currently scheduled for August 31, 2015, though may be rescheduled to an earlier date pending the Court’s availability. We believe that the contention of the representative of the Zeus shareholders, and the Court-appointed class representatives for shareholders, is without merit and intend to vigorously defend our determination.
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

•	our ability to realize the anticipated benefits of our acquisition of OPNET;

•	limited visibility into customer spending plans;

•	changing market conditions, including current and potential customer consolidation;

•	customer or partner concentration. For example, two value-added distributors each represented more than 10% of our revenue for the three and six months ended June 30, 2014;

•	variation in sales channels, product costs or mix of products sold;

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

•
in addition to OPNET, our ability to successfully integrate acquired companies or technologies, especially where those acquisitions result in our entering new markets. For example, in July 2011 we acquired Zeus Technology Ltd., a company that delivers high-performance software-based load balancing and traffic management solutions for virtual and cloud environments, and Aptimize Ltd., a web content optimization company;

•	our ability to realize the anticipated benefits of any strategic transaction undertaken by us, including any acquisition, divestiture, partnership, commercial agreement or investment;

•	the timing of product releases or upgrades by us or by our competitors;

•	any significant changes in the competitive dynamics of our markets, including new entrants or substantial discounting of products;

•	our ability to control costs, including our operating expenses and the costs of the components we purchase;

•	any component shortages or price fluctuations in our supply chain;

•	our ability to establish and maintain successful relationships with channel partners, and the effectiveness of any changes we make to our distribution model;

•	any decision to increase or decrease operating expenses in response to changes in the marketplace or perceived marketplace opportunities;

•	our ability to derive benefits from our investments in sales, marketing, engineering or other activities;

•	our ability to successfully work with partners on combined solutions, including with respect to product validation, marketing, selling and support;

•	volatility in our stock price, which may lead to higher stock compensation expenses;

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
Our future success is highly dependent upon establishing and maintaining successful relationships with a variety of channel partners, including value-added resellers, value-added distributors, service providers, and systems integrators. A substantial majority of our revenue (91% and 90% in the three and six months ended June 30, 2014, respectively) is derived from indirect channel sales and we expect indirect channel sales to continue to account for a substantial majority of our total revenue. We employ a two-tier distribution strategy, as part of a larger effort to scale our reach and better serve the needs of our channel. Our revenue depends in large part on the effective performance of these channel partners, and changes to our distribution model, the loss of a channel partner, or the reduction in sales to our channel partners could materially reduce our revenues and gross margins. By relying on indirect channels, we may have little or no contact with the ultimate users of our products, thereby making it more difficult for us to establish brand awareness, ensure proper delivery and installation of our products, service ongoing customer requirements, and respond to evolving customer needs. In addition, we recognize a large portion of our revenue based on a sell-through model using information regarding the end user customers that is provided by our channel partners. If those channel partners provide us with inaccurate or untimely information, the amount or timing of our revenues could be adversely impacted. For example, we have encountered delays with certain partners where internal processing issues have prevented that partner from providing a purchase order to us in a timely manner.
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
The timing of our revenue is difficult to predict. Our sales efforts involve educating our customers about the use and benefit of our products, including their technical capabilities and potential cost savings to an organization. Customers typically undertake a significant evaluation process that has in the past resulted in a lengthy sales cycle, in some cases over twelve months. Also, as our channel model distribution strategy evolves, utilizing value-added resellers, value-added distributors, systems integrators and service providers, and as the breadth of our product offerings increases, the level of variability in the length of sales cycle across transactions may increase and make it more difficult to predict the timing of many of our sales transactions. For example, we recently experienced, and may continue to experience, extended sales cycles as a result of the additional complexity inherent in selling multiple product offerings in one transaction or a series of related transactions. We spend substantial time and money in our sales efforts without any assurance that these endeavors will produce any sales. Even after making the decision to purchase, customers may deploy our products slowly and deliberately. In addition, product purchases are frequently and increasingly subject to budget constraints, multiple approvals, and unplanned administrative, processing, and other delays.
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
During 2012 we acquired OPNET Technologies, Inc. We have made other acquisitions of businesses, products or technologies, and in the future we may acquire additional businesses, products or technologies. Our ability as an organization to integrate acquisitions is unproven. Any acquisitions that we complete may not ultimately strengthen our competitive position or achieve our goals, or the acquisition may be viewed negatively by customers, financial markets or investors. In addition, we may encounter difficulties in integrating personnel, operations, technologies, or products from the acquired businesses and in retaining and motivating key personnel from these businesses. We may also encounter difficulties in maintaining uniform standards, controls, procedures, and policies across locations, or in managing geographically or culturally diverse locations. We may experience significant problems or liabilities associated with acquired or integrated product quality or technology. Acquisitions may disrupt our ongoing operations, divert management from day-to-day responsibilities and increase our expenses. Acquisitions may reduce our cash available for operations and other uses and could result in an increase in amortization expense related to identifiable assets acquired, potentially dilutive issuances of equity securities or the incurrence of debt.
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
Our industry is, and any industry or market that we may enter in the future may be, characterized by the existence of a large number of patents and frequent claims and related litigation regarding patent and other intellectual property rights. In the ordinary course of our business, we are involved in disputes and licensing discussions with others regarding their claimed proprietary rights and we cannot assure you that we will always successfully defend ourselves against such claims. Third parties have claimed and may in the future claim that our products or technology infringe their proprietary rights. We expect that infringement claims may increase as the number of products and competitors in any of our markets increases and overlaps occur. In addition, as we have gained greater visibility and market exposure as a public company, we face a higher risk of being the subject of intellectual property infringement claims. Any claim of infringement by a third-party, even those without merit, could cause us to incur substantial legal costs defending against the claim, and could distract our management from our business. Furthermore, we could be subject to a judgment or voluntarily enter into a settlement, either of which could require us to pay substantial damages. A judgment or settlement could also include an injunction, a court order or other agreement that could prevent us from offering our products. For example, in April 2014, Silver Peak Systems received a verdict of infringement by us relating to two patents; although post-trial motions have not been decided, Silver Peak Systems is seeking an injunction against our continued offering of certain features on our SteelHead products. In addition, we might elect or be required to seek a license for the use of third-party intellectual property, which may not be available on commercially reasonable terms or at all, or if available, the payments under such license may harm our operating results and financial condition. Alternatively, we may be required to develop non-infringing technology, which could require significant effort and expense and may ultimately not be successful. Any of these events could seriously harm our business, operating results, and financial condition. Third parties may also assert infringement claims against our customers and channel partners. Any of these claims would require us to initiate or defend potentially protracted and costly litigation on their behalf, regardless of the merits of these claims, because we generally indemnify our customers and channel partners from claims of infringement of proprietary rights of third parties. If any of these claims succeed, or if we voluntarily enter into a settlement, we may be forced to pay damages on behalf of our customers or channel partners, which could have a material adverse effect on our business, operating results and financial condition.
Our international sales and operations subject us to additional risks that may harm our operating results.
In the years ended December 31, 2013 and 2012, and in the six months ended June 30, 2014, we derived 41%, 45%, and 44%, respectively, of our revenue from customers outside the U.S. We have personnel in numerous countries worldwide. We expect to continue to add personnel in additional countries. Our international sales and operations makes us subject to various U.S. and international laws and regulations, including those relating to antitrust, data protection, and business dealings with both commercial and governmental officials and organizations. Our international sales and operations subject us to a variety of additional risks, including:

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
In January 2014, we announced that our Board of Directors had rejected an unsolicited proposal by Elliott Management Corporation to acquire all of our outstanding shares of common stock. There can be no assurance that Elliott Management Corporation or another third party will not make an unsolicited takeover proposal in the future or take other action to acquire control of us. Considering and responding to a future proposal is likely to result in significant additional costs to us, and future acquisition proposals, other stockholder actions to acquire control and the litigation that often accompanies them, if any, are likely to be costly and time-consuming and may disrupt our operations and divert the attention of management and our employees from executing our strategic plan. Additionally, perceived uncertainties as to our future direction as a result of stockholder activism, potential changes to the composition of the Board of Directors, or other developments may lead to the perception of a change in the direction of our business or other instability, which may be exploited by our competitors, cause concern to our current or potential customers, and make it more difficult to attract and retain qualified personnel. If customers choose to delay, defer or reduce transactions with us or do business with our competitors instead of us because of any such issues, then our business, operating results, and financial condition would be adversely affected.
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
Developing our products is expensive, and the investment in product development may involve a long payback cycle or may not generate additional revenue at all. For the three and six months ended June 30, 2014, our research and development expenses were $51.3 million and $101.9 million, or approximately 19% of our total revenue in each period. Our future plans include significant investments in research and development and related product opportunities. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. These investments may take several years to generate positive returns, if ever.
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

Our products are highly technical and may contain undetected software or hardware errors or security vulnerabilities. These errors or vulnerabilities, and any related claims against our products, could cause harm to our reputation and our business.
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
Our products and services are subject to a variety of government regulations, including export controls, import controls, environmental laws, laws relating to the use of conflict minerals, and required certifications. For example, our products are subject to export controls of the U.S. and other countries and may be exported outside the U.S. and other countries only with the required level of export license or through an export license exception, because we incorporate encryption technology into our products. In addition, various countries regulate the import of certain encryption technology and have enacted laws that could limit our ability to distribute our products or could limit our customers' ability to implement our products in those countries. Changes in our products or changes in regulations may increase the cost of building and selling our products, create delays in the introduction of our products in international markets, prevent our customers with international operations from deploying our products throughout their global systems or, in some cases, prevent the export or import of our products to certain countries altogether. Any change in regulations, shift in approach to the enforcement or scope of existing regulations, or change in the countries, persons or technologies targeted by such regulations, could result in decreased use of our products by, or in our decreased ability to export or sell our products to, existing or potential customers with international operations. We must comply with various and increasing environmental regulations, both domestic and international, regarding the manufacturing and disposal of our products. Failure to comply with these and similar laws on a timely basis, or at all, could have a material adverse effect on our business, operating results and financial condition. Any decreased use of our products or limitation on our ability to export or sell our products would harm our business, operating results and financial condition.
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
We are exposed to financial risk associated with the global financial markets, including volatility in interest rates and uncertainty in the credit markets. Our exposure to market rate risk for changes in interest rates relates primarily to the outstanding balance of our $600 million credit facility and our investment portfolio. The primary objective of our investment activities is to preserve principal, maintain adequate liquidity and portfolio diversification while at the same time maximizing yields without significantly increasing risk. However, the valuation of our investment portfolio is subject to uncertainties that are difficult to predict. Factors that may impact its valuation include changes to credit ratings of the securities that we hold, interest rate changes, the ongoing strength and quality, and recent instability, of the global credit market, and liquidity. If the carrying value of our investments exceeds the fair value, and the decline in fair value is deemed to be other-than-temporary, we will be required to write down the value of our investments. Additionally, instability and uncertainty in the financial markets, as has been recently experienced, could result in the incurrence of significant realized or impairment losses associated with certain of our investments, which would reduce our net income.
If we need additional capital in the future, it may not be available to us on favorable terms, or at all.
We have historically relied on outside financing and cash flow from operations to fund our operations, capital expenditures and expansion, most recently through establishment of a $600 million credit facility. We may require additional capital from equity or debt financing in the future to fund our operations or respond to competitive pressures or strategic opportunities. We may not be able to secure timely additional financing on favorable terms, or at all. The terms of our current senior secured credit facility include certain covenants that limit future borrowings and require that certain payments, investments and acquisitions meet defined leverage ratios, and any additional financing may place additional limits on our financial and operating flexibility. The terms of our current senior secured credit facility includes financial covenants that require the maintenance of minimum consolidated interest coverage and maximum consolidated leverage ratios. If we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us, if and when we require it, our ability to grow or support our business and to respond to business challenges could be significantly limited.

We have taken on significant debt, which will decrease our business flexibility and increase our interest expense.
We currently have a balance of $517.5 million related to our $600 million credit facility. This debt, together with certain covenants imposed on us in connection with incurring this debt, among other things, limits how we conduct our business, reduces our flexibility to respond to changing business and economic conditions and increases our interest expense. Our ability to pay interest and repay the principal for our indebtedness is dependent upon our ability to manage our business operations, generate sufficient cash flows to service such debt and the other factors discussed in this section. There can be no assurance that we will be able to manage any of these risks successfully.  We may also need to refinance a portion of our outstanding debt as it matures. There is a risk that we may not be able to refinance existing debt or that the terms of any refinancing may not be as favorable as the terms of our existing debt. Furthermore, if prevailing interest rates or other factors at the time of refinancing result in higher interest rates upon refinancing, then the interest expense relating to that refinanced indebtedness would increase.  In addition, the covenants in our credit facility limit our ability to, among other things, obtain additional financing, make acquisitions or other investments, repurchase our stock or pay dividends. These limitations could adversely affect our financial condition and results of operations.
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
The trading prices of the securities of technology companies, including our own, have been highly volatile. Further, our common stock has a limited trading history. Since our initial public offering in September 2006 through June 30, 2014, our stock price, after adjusting for our 2:1 stock split in the form of a stock dividend effected in November 2010, has fluctuated from a low of $3.55 to a high of $44.70. The market price of our common stock has at times reflected a higher multiple of expected future earnings than many other companies. As a result, even small changes in investor expectations regarding our future growth and earnings, whether as a result of actual or rumored financial or operating results, changes in the mix of products and services sold, acquisitions, industry changes, or other factors, could result in, and have recently resulted in, significant fluctuations in the market price of our common stock.
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
There were no sales of unregistered securities during the three and six months ended June 30, 2014.
ISSUER PURCHASES OF EQUITY SECURITIES
The following table summarizes the stock repurchase activity for the three months ended June 30, 2014 and the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
April 1, 2014 – April 30, 2014	—	$—	—	$362,735,534
May 1, 2014 – May 31, 2014	2,493,000	19.64	2,493,000	313,775,108
June 1, 2014 – June 30, 2014	1,291,600	20.19	1,291,600	287,697,747
Total	3,784,600	$19.83	3,784,600	$287,697,747

(1)
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

Item 6.	Exhibits

Exhibit No.	Description

3.1	Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws. (2)

4.1	Form of Common Stock Certificate. (1)

10.1	Riverbed Technology, Inc. 2014 Equity Incentive Plan (3)

31.1	Certifications

31.2	Certifications

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

(1)	Incorporated by reference to Riverbed’s Registration Statement on Form S-1 (No. 333-133437) filed with the SEC on April 20, 2006, as amended.

(2)	Incorporated by reference to Riverbed’s Current Report on Form 8-K (No. 001-33023) filed with the SEC on February 22, 2011.

(3)	Incorporated by reference to Riverbed’s Current Report on Form 8-K (No. 001-33023) filed with the SEC on May 23, 2014.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: July 31, 2014

RIVERBED TECHNOLOGY, INC.

By:	/s/ Jerry M. Kennelly
Jerry M. Kennelly
Chief Executive Officer
Date: July 31, 2014

RIVERBED TECHNOLOGY, INC.

By:	/s/ Ernest E. Maddock
Ernest E. Maddock
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

3.1	Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws. (2)

4.1	Form of Common Stock Certificate. (1)

10.1	Riverbed Technology, Inc. 2014 Equity Incentive Plan (3)

31.1	Certifications

31.2	Certifications

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

(1)	Incorporated by reference to Riverbed’s Registration Statement on Form S-1 (No. 333-133437) filed with the SEC on April 20, 2006, as amended.

(2)	Incorporated by reference to Riverbed’s Current Report on Form 8-K (No. 001-33023) filed with the SEC on February 22, 2011.

(3)	Incorporated by reference to Riverbed’s Current Report on Form 8-K (No. 001-33023) filed with the SEC on May 23, 2014.