Form 10-Q
period 2014-09-30
Riverbed Technology, Inc.
filed 2014-10-31
CIK 1357326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-Q
_____________________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
OR
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
The number of shares of the registrant’s common stock, par value $0.0001, outstanding as of October 23, 2014 was: 155,110,068.

RIVERBED TECHNOLOGY, INC.

Item 1.	Financial Statements (unaudited)

RIVERBED TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of September 30, 2014 and December 31, 2013
(in thousands, except par value)

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$207,782	$208,022
Short-term investments	189,938	251,339
Trade receivables, net of allowances of $1,598 and $1,996 as of September 30, 2014 and December 31, 2013, respectively	114,411	93,836
Inventory	17,517	25,025
Deferred tax assets	17,807	7,222
Prepaid expenses and other current assets	58,793	49,016
Total current assets	606,248	634,460
Long-term investments	78,948	72,675
Fixed assets, net	74,133	57,810
Goodwill	704,305	704,305
Intangibles, net	340,007	404,467
Other assets	20,928	23,881
Total assets	$1,824,569	$1,897,598
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$41,611	$45,518
Accrued compensation and benefits	47,813	51,988
Other accrued liabilities	56,214	36,520
Current maturities of long-term borrowings	15,000	15,000
Deferred revenue	228,038	217,131
Total current liabilities	388,676	366,157
Deferred revenue, non-current	84,041	95,344
Borrowings, non-current, net of current maturities	498,750	510,000
Deferred tax liabilities, non-current	38,939	48,548
Other long-term liabilities	47,896	48,910
Total long-term liabilities	669,626	702,802
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value – 30,000 shares authorized, no shares outstanding	—	—
Common stock and additional paid-in capital; $0.0001 par value – 600,000 shares authorized; 155,090 and 159,845 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	622,920	702,928
Retained earnings	146,832	125,295
Accumulated other comprehensive income (loss)	(3,485)	416
Total stockholders’ equity	766,267	828,639
Total liabilities and stockholders’ equity	$1,824,569	$1,897,598
See Notes to Condensed Consolidated Financial Statements.

RIVERBED TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenue:
Product	$153,383	$153,167	$448,458	$444,690
Support and services	122,991	108,556	357,358	313,082
Total revenue	276,374	261,723	805,816	757,772
Cost of revenue:
Cost of product	36,945	41,772	111,614	123,135
Cost of support and services	33,393	29,085	97,657	87,020
Total cost of revenue	70,338	70,857	209,271	210,155
Gross profit	206,036	190,866	596,545	547,617
Operating expenses:
Sales and marketing	113,100	116,257	338,535	345,351
Research and development	53,354	49,461	155,299	149,440
General and administrative	18,698	17,729	58,102	55,164
Acquisition-related costs	1,866	4,882	4,806	16,085
Total operating expenses	187,018	188,329	556,742	566,040
Operating income (loss)	19,018	2,537	39,803	(18,423)
Interest expense and other, net	(2,773)	(5,063)	(8,199)	(17,336)
Income (loss) before provision for (benefit from) income taxes	16,245	(2,526)	31,604	(35,759)
Provision for (benefit from) income taxes	4,761	(6,344)	10,067	(14,946)
Net income (loss)	$11,484	$3,818	$21,537	$(20,813)
Net income (loss) per common share:
Basic	$0.07	$0.02	$0.14	$(0.13)
Diluted	$0.07	$0.02	$0.13	$(0.13)
Shares used in computing net income (loss) per common share:
Basic	157,575	162,929	159,448	163,430
Diluted	162,323	167,692	164,096	163,430
See Notes to Condensed Consolidated Financial Statements.

RIVERBED TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net income (loss)	$11,484	$3,818	$21,537	$(20,813)

Unrealized gain (loss) on investments, net of tax	(32)	233	18	1
Foreign currency translation adjustment	(1,185)	1,726	(1,169)	1,010
Derivative instruments gain (loss), net of tax	(2,566)	1,045	(2,750)	556
Other comprehensive income (loss)	(3,783)	3,004	(3,901)	1,567
Comprehensive income (loss)	$7,701	$6,822	$17,636	$(19,246)
See Notes to Condensed Consolidated Financial Statements.

RIVERBED TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine months ended September 30,
	2014	2013
Operating Activities:
Net income (loss)	$21,537	$(20,813)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	85,564	94,617
Stock-based compensation	67,929	75,159
Deferred taxes	(19,962)	(43,985)
Excess tax benefit from employee stock plans	(5,893)	(5,507)
Amortization of deferred debt issuance costs	683	1,736
Changes in operating assets and liabilities:
Trade receivables	(20,575)	12,396
Inventory	7,508	(7,512)
Prepaid expenses and other assets	(5,457)	(5,690)
Accounts payable	1,980	(10,038)
Accrued and other liabilities	14,505	1,561
Income taxes payable	2,362	(1,714)
Deferred revenue	(396)	38,179
Net cash provided by operating activities	149,785	128,389
Investing Activities:
Capital expenditures	(43,314)	(18,284)
Purchase of available for sale securities	(241,263)	(317,399)
Proceeds from maturities of available for sale securities	237,706	236,562
Proceeds from sales of available for sale securities	57,245	15,045
Acquisitions, net of cash and cash equivalents acquired, and other	(679)	(1,000)
Net cash provided by (used in) investing activities	9,695	(85,076)
Financing Activities:
Proceeds from issuance of common stock under employee stock plans	53,413	56,293
Taxes paid related to net shares settlement of equity awards	(8,141)	(4,289)
Payments for repurchases of common stock	(195,571)	(125,081)
Payment of borrowings	(11,250)	(50,015)
Excess tax benefit from employee stock plans	5,893	5,507
Net cash used in financing activities	(155,656)	(117,585)
Effect of exchange rate changes on cash and cash equivalents	(4,064)	1,574
Net decrease in cash and cash equivalents	(240)	(72,698)
Cash and cash equivalents at beginning of period	208,022	280,509
Cash and cash equivalents at end of period	$207,782	$207,811
See Notes to Condensed Consolidated Financial Statements.

RIVERBED TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	BASIS OF PRESENTATION
Basis of Presentation
The condensed consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated. The accompanying condensed consolidated balance sheet as of September 30, 2014, the condensed consolidated statements of operations for the three and nine months ended September 30, 2014 and 2013, the condensed consolidated statements of comprehensive income (loss) for the three and nine months ended September 30, 2014 and 2013, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2014 and 2013 are unaudited. The accompanying statements should be read in conjunction with the audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2013.
The accompanying condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). They do not include all of the financial information and footnotes required by GAAP for complete financial statements. We believe the unaudited condensed consolidated financial statements have been prepared on the same basis as our audited financial statements and include all adjustments necessary for the fair presentation of our balance sheet as of September 30, 2014, and our results of operations, comprehensive income (loss) and our cash flows for the nine months ended September 30, 2014 and 2013. All adjustments are of a normal, recurring nature. The results for the nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for any subsequent quarter or for the year ending December 31, 2014.
During the three and nine months ended September 30, 2014, there have been no significant changes in our significant accounting policies from that were described in our Annual Report on Form 10-K for the year ended December 31, 2013.
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
Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed by giving effect to all potential dilutive common shares, including stock awards. The following table sets forth the computation of net income (loss) per share:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2014	2013	2014	2013
Net income (loss)	$11,484	$3,818	$21,537	$(20,813)
Weighted average common shares outstanding - basic	157,575	162,929	159,448	163,430
Dilutive effect of employee stock plans	4,748	4,763	4,648	—
Weighted average common shares outstanding - diluted	162,323	167,692	164,096	163,430
Basic net income (loss) per share	$0.07	$0.02	$0.14	$(0.13)
Diluted net income (loss) per share	$0.07	$0.02	$0.13	$(0.13)
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
The following weighted average outstanding options were excluded from the computation of diluted net income (loss) per common share for the periods presented because including them would have had an anti-dilutive effect:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2014	2013	2014	2013
Total potential anti-dilutive shares of common stock	6,747	9,923	11,164	19,319

4.	FAIR VALUE MEASUREMENTS
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
Level 3: Valuations based on unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities and based on non-binding, broker-provided price quotes and may not have been corroborated by observable market data. As of September 30, 2014 and December 31, 2013, we had no financial assets or liabilities categorized as Level 3.

The following table sets forth our financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2014:

(in thousands)	Total	Level 1	Level 2
Assets:
Corporate bonds and notes	$26,095	$—	$26,095
U.S. government-sponsored enterprise obligations	8,300	—	8,300
Money market funds	24,603	24,603	—
Cash	148,784	—	—
Total cash and cash equivalents	207,782	24,603	34,395
Corporate bonds and notes	51,557	—	51,557
U.S. government backed securities	29,913	29,913	—
U.S. government-sponsored enterprise obligations	170,190	—	170,190
FDIC-backed certificates of deposit	17,226	—	17,226
Total investments	268,886	29,913	238,973
Derivative assets	1	—	1
Total assets	$476,669	$54,516	$273,369
Liabilities:
Derivative liabilities	$1,808	$—	$1,808
Borrowings	513,750	—	513,750
Total liabilities	$515,558	$—	$515,558
The following table sets forth our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2013:

(in thousands)	Total	Level 1	Level 2
Assets:
Corporate bonds and notes	$28,545	$—	$28,545
U.S. government backed securities	—
U.S. government-sponsored enterprise obligations	18,775	—	18,775
Money market funds	30,009	30,009	—
Cash	130,693	—	—
Total cash and cash equivalents	208,022	30,009	47,320
Corporate bonds and notes	74,648	—	74,648
U.S. government backed securities	23,210	23,210	—
U.S. government-sponsored enterprise obligations	211,094	—	211,094
FDIC-backed certificates of deposit	15,062	—	15,062
Total investments	324,014	23,210	300,804
Derivative assets	331	—	331
Total assets	$532,367	$53,219	$348,455
Liabilities:
Derivative liabilities	$103	$—	$103
Borrowings	525,000	—	525,000
Total liabilities	$525,103	$—	$525,103

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

The following tables present the gross unrealized gains and gross unrealized losses of available-for-sale securities as of September 30, 2014 and December 31, 2013:

(in thousands)	Fair Value	Unrealized Gains	Unrealized Losses
Corporate bonds and notes	$77,652	$1	$(16)
U.S. government backed securities	29,913	16	(7)
U.S. government-sponsored enterprise obligations	178,490	39	(59)
FDIC-backed certificates of deposit	17,226	—	—
Total available-for-sale securities at September 30, 2014	$303,281	$56	$(82)

Corporate bonds and notes	$103,193	$1	$(24)
U.S. government backed securities	23,210	7	(2)
U.S. government-sponsored enterprise obligations	229,869	55	(30)
FDIC-backed certificates of deposit	15,062	1	—
Total available-for-sale securities at December 31, 2013	$371,334	$64	$(56)

The available-for-sale securities by classification in the condensed consolidated balance sheet is as follows:

(in thousands)	September 30, 2014	December 31, 2013
Cash and cash equivalents	$34,395	$47,320
Short-term investments	189,938	251,339
Long-term investments	78,948	72,675
Total available-for-sale securities	$303,281	$371,334

Cash and cash equivalents in the table above excludes cash of $173.4 million and $160.7 million at September 30, 2014 and December 31, 2013, respectively.
We regularly review our investment portfolio to determine if any security is other-than-temporarily impaired, which would require us to record an impairment charge in the period any such determination is made. In making this judgment, we evaluate, among other things, the duration and extent to which the fair value of a security is less than its cost; the financial condition of the issuer and any changes thereto; and our intent and ability to sell, or whether we will more likely than not be required to sell, the security before recovery of its amortized cost basis. We have evaluated our investments as of September 30, 2014 and have determined that no investments with unrealized losses are other-than-temporarily impaired. No investments have been in a continuous loss position for greater than one year.

5.	INVENTORY
Inventory consists primarily of hardware and related component parts and evaluation units located at customer locations, and are stated at the lower of cost (on a first-in, first-out basis) or market. Inventory is comprised of the following:

(in thousands)	September 30, 2014	December 31, 2013
Raw materials	$3,136	$5,069
Finished goods	12,699	15,430
Evaluation units	1,682	4,526
Total inventory	$17,517	$25,025

6.	GUARANTEES
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
We lease our facilities under non-cancelable operating lease agreements. Future minimum commitments for these operating leases in place as of September 30, 2014 with a remaining non-cancelable lease term in excess of one year are as follows:

Fiscal year	(in thousands)
2014 (remaining 3 months)	$5,515
2015	28,953
2016	27,464
2017	25,560
2018	23,813
Thereafter	93,788
Total	$205,093
The terms of certain lease agreements provide for rental payments on a graduated basis. We recognize rent expense on a straight-line basis over the lease period and have accrued for rent expense incurred but not paid. Rent expense under operating leases was $6.8 million and $5.7 million for the three months ended September 30, 2014 and 2013, respectively, and $21.6 million and $16.0 million for the nine months ended September 30, 2014 and 2013, respectively.

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
Foreign currency contracts designated as cash flow hedges
We utilize foreign currency forward contracts to hedge certain forecasted foreign currency transactions relating to cost of service and operating expense. These contracts are designated and documented as cash flow hedges at their inception. All changes in time value are excluded from the cash flow hedge and recorded to Interest expense and other, net in the period incurred. The effective portion of derivative's gains or losses on these hedges is initially included in Accumulated other comprehensive income (loss) and is subsequently reclassified into the cost of service or operating expense, to which the hedged transaction relates, upon the occurrence of the forecasted transaction. We record any ineffectiveness of the hedging instruments in Interest expense and other, net in our condensed consolidated financial statements in the period incurred. No ineffectiveness was recorded during the three and nine months ended September 30, 2014 and 2013.
The notional amount of these contracts was $76.0 million at September 30, 2014 and $49.0 million at December 31, 2013. Outstanding contracts are recognized as either assets or liabilities on the balance sheet at fair value. The amount remaining in Accumulated other comprehensive income (loss) is expected to be recognized into earnings within the next twelve months. As of September 30, 2014 the amount remaining in Accumulated other comprehensive income (loss) was a loss of $(2.2) million. The amount remaining in Accumulated other comprehensive income (loss) as of December 31, 2013 was $0.5 million.
Derivatives not designated as hedging instruments
We use foreign currency forward contracts to reduce the variability in gains and losses generated from the re-measurement of certain monetary assets and liabilities denominated in foreign currencies. These hedges do not qualify for hedge accounting treatment. These derivatives are carried at fair value with gains and losses recognized as Interest expense and other, net. Changes in the fair value of the derivatives are largely offset within the condensed consolidated statement of operations by re-measurement of the underlying assets and liabilities. We had a notional value of $11.8 million and $11.7 million in derivative instruments that were non-designated hedges at September 30, 2014 and December 31, 2013, respectively.
Fair Value of Derivative Instruments
The derivative assets and liabilities are recorded on a gross basis and included in Other current assets and Other accrued liabilities, respectively, in our condensed consolidated balance sheet.
The fair value of derivative instruments in our condensed consolidated balance sheets was as follows as of September 30, 2014 and December 31, 2013:

(in thousands)	September 30, 2014	December 31, 2013
Derivative assets:
Foreign currency contracts designated as cash flow hedges	$1	$162
Derivatives not designated as hedging instruments	—	169
Total derivative assets	$1	$331
Derivative liabilities:
Foreign currency contracts designated as cash flow hedges	$1,371	$57
Derivatives not designated as hedging instruments	437	46
Total derivative liabilities	$1,808	$103
The effects of derivatives designated as hedging instruments on our condensed consolidated statements of operations were as follows for the three and nine months ended September 30, 2014 and 2013:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2014	2013	2014	2013
Amount of gain (loss) recognized in Accumulated other comprehensive income (loss) on derivatives (effective portion)	$(3,025)	$869	$(2,572)	$(235)
Amount and location of (gain) loss reclassified from Accumulated other comprehensive income (loss) into earnings (effective portion)
Cost of support and services	$25	$(33)	$(76)	$(148)
Sales and marketing	281	(121)	(151)	(501)
Research and development	10	(32)	(83)	(99)
General and administrative	8	(44)	(13)	(72)
Total	$324	$(230)	$(323)	$(820)
Amount and location of gain recognized in earnings on derivatives
Interest expense and other, net	$75	$25	$166	$65
The effects of derivatives not designated as hedging instruments on our condensed consolidated statements of operations were as follows for the three and nine months ended September 30, 2014 and 2013:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2014	2013	2014	2013
Interest expense and other, net	$(492)	$304	$(355)	$27

We enter into master netting arrangements with certain counterparties, which reduce credit risk by permitting net settlement of transactions with the same counterparty. A master netting arrangement may allow counterparties to net settle amounts owed to each other as a result of multiple, separate derivative transactions. These agreements also provide a right to offset corresponding amounts at the option of the non-defaulting party or non-affected party upon the early termination of these agreements by default, upon certain other termination events and a credit event upon merger. For presentation on the condensed consolidated balance sheets, it is our policy to not offset fair value amounts recognized for derivative instruments under master netting arrangements. As of September 30, 2014, we have posted no collateral for derivative instruments, therefore no amounts exist to offset the fair value amounts recognized for derivative instruments under master netting arrangements.

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
Borrowings under the 2013 Credit Facility bear interest based on the daily balance outstanding at LIBOR (with no rate floor) plus an applicable margin (varying from 1.25% to 2.00%) or, in certain cases a base rate (based on a certain lending institution’s Prime Rate or as otherwise specified in the credit agreement, with no rate floor) plus an applicable margin (varying from 0.25% to 1.00%). The revolving credit facility also carries a commitment fee equal to the unused borrowings multiplied by an applicable margin (varying from 0.25% to 0.30%). The applicable margins are calculated quarterly and vary based on our leverage ratio as set forth in the credit agreement. The interest rate on both the term and revolving loans is LIBOR plus 175 basis points, or 2.0%, as of September 30, 2014 and December 31, 2013. Beginning in 2014, 5% of the initial term loan value is to be paid annually in quarterly installments.
The term loan contains various customary representations and warranties by us, which include customary use of materiality, material adverse effect and knowledge qualifiers. The 2013 Credit Facility also contains customary affirmative and negative covenants including, among other requirements, negative covenants that restrict our ability to dispose of assets, create liens, incur indebtedness, repurchase stock, pay dividends, make acquisitions and make investments. Further, the 2013 Credit Facility contains financial covenants that require the maintenance of minimum consolidated interest coverage and maximum consolidated leverage ratios. Specifically, we must maintain, as of the end of each fiscal quarter, an interest coverage ratio of (a) EBITDA (as defined in the 2013 Credit Facility) to (b) interest expense for the most recently ended period of four fiscal quarters of not less than 3.50 to 1.00. We must also maintain, at the end of each fiscal quarter, a consolidated leverage ratio of (x) consolidated funded debt to (y) consolidated EBITDA (as defined in the 2013 Credit Facility) as of the last day of any fiscal quarter of the Borrower.
We were in compliance with all covenants of the 2013 Credit Facility as of September 30, 2014.
As of September 30, 2014, the outstanding borrowings were $513.8 million. For the three and nine months ended September 30, 2014, interest incurred pursuant to the 2013 Credit Facility was $2.8 million and $8.4 million, respectively. For the three and nine months ended September 30, 2013, interest incurred pursuant to a credit facility entered into in 2012 (and paid off in connection with entering into the 2013 Credit Facility) was $5.9 million and $18.0 million, respectively.
The following table summarizes the future minimum principal payments on the portion of the 2013 Credit Facility outstanding as of September 30, 2014:

Fiscal year	(in thousands)
2014 (the three months ending December 31, 2014)	$3,750
2015	15,000
2016	30,000
2017	30,000
2018	435,000
Total	$513,750

10.	COMMON STOCK
Stock-Based Compensation Expense
The following table summarizes stock-based compensation expense for stock options, restricted stock units (RSUs) and the 2006 Employee Stock Purchase Plan (the Purchase Plan) recorded in our condensed consolidated statement of operations for the three and nine months ended September 30, 2014 and 2013:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2014	2013	2014	2013
Cost of product	$354	$307	$1,068	$874
Cost of support and services	1,971	2,206	6,372	6,423
Sales and marketing	9,862	10,304	27,535	31,359
Research and development	8,096	8,670	21,958	25,338
General and administrative	4,325	3,617	10,996	11,165
Total	$24,608	$25,104	$67,929	$75,159

Share Repurchase Program
On August 19, 2011, our Board of Directors authorized a Share Repurchase Program (the Program), which authorized us to repurchase up to $150.0 million of our outstanding common stock. On May 17, 2012, the Board of Directors announced a $150.0 million increase to the Program. On August 19, 2013, the Board of Directors announced a $200.0 million increase to the Program. On March 4, 2014, the Board of Directors announced a $250.0 million increase to the Program. The Program does not require us to purchase a minimum number of shares, and may be suspended, modified or discontinued at any time without prior notice. For the three months ended September 30, 2014, we repurchased 5,144,600 shares of common stock under the Program on the open market for an aggregate purchase price of $95.5 million, or a weighted average of $18.57 per share. For the nine months ended September 30, 2014, we repurchased 10,165,278 shares of common stock under the Program on the open market for an aggregate purchase price of $195.6 million, or a weighted average of $19.24 per share. The timing and amounts of these purchases were based on market conditions and other factors including price, regulatory requirements and capital availability. The share repurchases were financed by available cash balances and cash from operations. As of September 30, 2014, $192.2 million remained available for share repurchases under the Program.
For the three months ended September 30, 2013, we repurchased 3,114,894 shares of common stock under the Program for an aggregate purchase price of $50.0 million, or weighted-average of $16.05 per share. For the nine months ended September 30, 2013, we repurchased 7,935,836 shares of common stock under the Program for an aggregate purchase price of $125.1 million, or weighted-average of $15.76 per share.

11.	INCOME TAXES
Our provision for (benefit from) income taxes is based on our estimated annual effective tax rate, adjusted for discrete tax items recorded in the period. The effective tax rate was 29.3% and 251.1% for the three months ended September 30, 2014 and 2013, respectively. The effective tax rate was 31.9% and 41.8% for the nine months ended September 30, 2014 and 2013, respectively. Our provision for (benefit from) income taxes consists of federal, foreign, and state income taxes. The provision for (benefit from) income taxes for the three months ended September 30, 2014 and 2013 was $4.8 million and $(6.3) million, respectively. The provision for (benefit from) income taxes for the nine months ended September 30, 2014 and 2013 was $10.1 million and $(14.9) million, respectively.
Our effective tax rate for the three and nine months ended September 30, 2014, differed from the federal statutory rate due to state taxes and significant permanent differences. Significant permanent differences included taxes in foreign jurisdictions with a tax rate different than the U.S. federal statutory rate, nondeductible stock-based compensation expense, tax charges related to our intercompany transfer of intellectual property rights, the domestic production activities deduction and changes in tax liability associated with uncertain tax positions.
Our effective tax rate for the three and nine months ended September 30, 2013, differed from the federal statutory rate due to state taxes and significant permanent differences. Significant permanent differences included taxes in foreign jurisdictions with a tax rate different than the U.S. federal statutory rate, nondeductible stock-based compensation expense, tax charges related to our intercompany transfer of intellectual property rights, the domestic production activities deduction, and the federal R&D tax credit. The federal R&D tax credit was retroactively reinstated and extended to December 31, 2013 during the first quarter of 2013. As a result of the reinstatement, we recorded a discrete tax benefit of $4.3 million related to 2012 in the first quarter of 2013. In the second quarter of 2013, we recorded a discrete tax benefit of $6.2 million as a result of a change in tax status of one of our subsidiaries, OPNET Technologies.

12.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The components of accumulated other comprehensive income (loss), net of tax, at the end of the period, as well as the activity during the period were as follows:

(in thousands)	Unrealized gain (loss) on investments, net of tax	Foreign currency translation adjustment	Derivative instruments gain (loss), net of tax	Total
Balance as of December 31, 2013	$(30)	$(59)	$505	$416
Other comprehensive income (loss) before reclassifications	12	(1,169)	(3,073)	(4,230)
Amounts reclassified from accumulated other comprehensive income (loss)	6	—	323	329
Net current-period other comprehensive income (loss)	18	(1,169)	(2,750)	(3,901)
Balance as of September 30, 2014	$(12)	$(1,228)	$(2,245)	$(3,485)
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

The following table presents revenue by product line:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2014	2013	2014	2013
Revenue:
Application Acceleration	$209,686	$209,387	$619,179	$590,856
Performance Management	66,688	52,336	186,637	166,916
Total revenue	$276,374	$261,723	$805,816	$757,772
Revenue by Geography
Revenue by geography is based on the billing address of the customer. The following table sets forth revenue by geographic area:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2014	2013	2014	2013
Americas
United States	$166,397	$154,843	$464,580	$452,812
Other Americas	8,153	9,172	25,531	26,244
Total Americas	174,550	164,015	490,111	479,056
Europe, Middle East and Africa
United Kingdom	39,528	29,167	106,572	87,291
Other Europe, Middle East and Africa	31,657	35,012	103,065	94,154
Total Europe, Middle East and Africa	71,185	64,179	209,637	181,445
Asia Pacific	30,639	33,529	106,068	97,271
Total revenue	$276,374	$261,723	$805,816	$757,772

14.	LEGAL MATTERS
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
On August 17, 2011, Silver Peak Systems amended its counterclaims against us, alleging infringement by Riverbed of three U.S. patents: 7,630,295, titled “Network Device Continuity”; 7,945,736, titled “Dynamic Load Management of Network Memory”; and 7,948,921, titled “Automatic Network Optimization.” Silver Peak subsequently dropped its claims with respect to U.S. patent 7,630,295. The trial on the remaining two patents commenced on March 24, 2014. On April 1, 2014, the jury rendered a verdict of infringement on U.S. patents 7,948,921 and 7,945,736 based on certain features offered on Riverbed SteelHead products. We disagree with the verdict, and we intend to appeal to the Federal Circuit. There has been no trial or discovery on damages, and we expect that such a trial and discovery would be scheduled only if we lose on appeal to the Federal Circuit.
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
From time to time, we are subject to various legal proceedings, claims and litigation arising in the ordinary course of business. There are no currently pending legal proceedings at September 30, 2014 that, in the opinion of management, would have a material adverse effect on our financial position, results of operations or cash flows. There can be no assurance that existing or future legal proceedings arising in the ordinary course of business or otherwise will not have a material adverse effect on our financial position, results of operations, or cash flows.

15. SUBSEQUENT EVENT

On October 27, 2014, we sold the SteelStore product line to NetApp in an all-cash transaction for approximately $80.0 million. In the quarter and year to date periods ended September 30, 2014 we recognized approximately $1.7 million and $4.0 million in revenue, respectively, from this product line.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q. The information in this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (Securities Act) and Section 21E of the Securities Exchange Act of 1934 (Exchange Act). Such forward-looking statements include statements related to: our business and strategy, trends affecting our business and financial results, international expansion plans, direct and indirect sales plans and strategies, growth of our revenue, costs and expenses (including sales and marketing expenses), gross margins, review of our strategic and financial alternatives, our restructuring plan, our share repurchase program, our acquisitions, the effect of fluctuations in exchange rates and our hedging activities on our financial results, our effective tax rate and our liquidity and capital requirements. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. For example, words such as “may,” “will,” “could,” “would,” “should,” “estimates,” “predicts,” “potential,” “continue,” “strategy,” “believes,” “anticipates,” “plans,” “expects,” “intends” and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those discussed elsewhere in this Form 10-Q in the section titled “Risk Factors” and the risks discussed in our other SEC filings. We disclaim any obligation to publicly release any revisions or updates to the forward-looking statements after the date of this Form 10-Q.

Overview
We were founded on May 23, 2002 and are a leader in application performance infrastructure. Riverbed enables organizations to embrace location-independent computing through the Riverbed Application Performance Platform, a set of integrated solutions that give companies the flexibility to host applications and data in the locations that best serve the business while ensuring the flawless delivery of those applications to better leverage global resources, radically reduce the cost of running their business, and maximize employee productivity. Riverbed’s solutions dramatically improve application performance, reduce IT costs, and substantially increase business agility. We have two product lines:
•Application Acceleration product line, which includes our wide area network (WAN) optimization products, including SteelHead and SteelFusion (formerly Granite), SteelApp (formerly Stingray) virtual application delivery controllers (ADCs); and SteelStore (formerly Whitewater) cloud storage delivery products (which were sold to NetApp, Inc. on October 27, 2014); and
•Performance Management product line, which includes our SteelCentral performance management and control suite. The Performance Management product line combines our former Cascade products and the products acquired from OPNET Technologies, Inc. (OPNET).
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

Major Trends Affecting Our Financial Results
Company Outlook
We believe that our current value proposition, which enables customers to improve the performance of their applications and access to their data across WANs by integrating performance acceleration and performance management solutions, while also offering the ability to simplify IT infrastructure and realize significant capital and operating cost savings, should allow us to continue to grow our business. Our product revenue growth rate will depend significantly on continued growth in the WAN optimization, storage delivery, performance management and control, and virtual ADC markets, our ability to continue to attract new customers in those markets and our ability to generate additional sales from existing customers. Our growth in support and services revenue is dependent upon increasing the number of products under support contracts, which is dependent on both growing our installed base of customers and renewing existing support contracts. Our future profitability and rate of growth will be directly affected by the continued acceptance of our products in the marketplace, as well as the timing and size of orders, product mix, average selling prices and costs of our products and general economic conditions. Our ability to achieve profitability in the future will also be affected by the extent to which we must incur additional expenses to expand our sales, support, marketing, development, and general and administrative capabilities to grow our business. The largest component of our expenses is typically personnel costs. Personnel costs consist of salaries, benefits and incentive compensation for our employees, including commissions for sales personnel and stock-based compensation.
Revenue
Our revenue grew rapidly over the past decade. Revenue increased from $2.6 million in 2004, when we began shipping products, to $1.0 billion in 2013. Revenue grew by 6% in the three months ended September 30, 2014 to $276.4 million from $261.7 million in the three months ended September 30, 2013. Revenue grew by 6% in the nine months ended September 30, 2014 to $805.8 million from $757.8 million in the nine months ended September 30, 2013. We believe that our revenue growth is a positive sign that our products, support and services have a significant value proposition to our customers and that the markets we compete in are still expanding.
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
On October 9, 2014, we announced that we have initiated a plan in order to reduce annual costs by $20 million to $25 million and improve annual operating margins by 1% to 2%. We are consolidating and eliminating certain outside services and streamlining our sales and marketing efforts to better align with the business needs. We are making a reduction to our work force of between 80 to 100 positions worldwide. We expect that actions related to our restructuring efforts to be substantially complete by the end of the fourth quarter of 2014 and we expect to take a restructuring charge in the range of $4.0 million to $6.0 million in the fourth quarter of 2014.
Stock-based Compensation Expense
Stock-based compensation expense and related payroll taxes were $24.4 million and $25.2 million in the three months ended September 30, 2014 and 2013, respectively, and $69.2 million and $76.7 million in the nine months ended September 30,

2014 and 2013, respectively. We expect stock-based compensation to continue to play an important part in the overall compensation structure for our employees.
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
The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following: revenue recognition, accounting for business combinations, stock-based compensation, accounting for income taxes, and inventory valuation. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our year ended December 31, 2013 for a more complete discussion of our critical accounting policies and estimates including revenue recognition, accounting for business combinations including the fair value measurement of contingent consideration, goodwill, intangible assets and impairment assessments, stock-based compensation, accounting for income taxes, and inventory valuation. Our critical accounting policies have been discussed with the Audit Committee of the Board of Directors. We believe there have been no material changes to our critical accounting policies and estimates during the three and nine months ended September 30, 2014, compared to those discussed in our Form 10-K for the year ended December 31, 2013.

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

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2014	2013	2014	2013
Total Revenue	$276,374	$261,723	$805,816	$757,772
Total Revenue by Type:
Product	$153,383	$153,167	$448,458	$444,690
Support and services	$122,991	$108,556	$357,358	$313,082
% Revenue by Type:
Product	55%	59%	56%	59%
Support and services	45%	41%	44%	41%
Total Revenue by Geography:
United States	$166,397	$154,843	$464,580	$452,812
Other Americas	$8,153	$9,172	$25,531	$26,244
Americas	$174,550	$164,015	$490,111	$479,056
Europe, Middle East and Africa	$71,185	$64,179	$209,637	$181,445
Asia Pacific	$30,639	$33,529	$106,068	$97,271
% Revenue by Geography:
United States	60%	59%	58%	60%
Other Americas	3%	4%	3%	3%
Americas	63%	63%	61%	63%
Europe, Middle East and Africa	26%	25%	26%	24%
Asia Pacific	11%	12%	13%	13%
Total Revenue by Product Line:
Application Acceleration	$209,686	$209,387	$619,179	$590,856
Performance Management	$66,688	$52,336	$186,637	$166,916
% Revenue by Product Line:
Application Acceleration	76%	80%	77%	78%
Performance Management	24%	20%	23%	22%
Total Revenue by Sales Channel:
Direct	$26,060	$28,654	$79,979	$120,611
Indirect	$250,314	$233,069	$725,837	$637,161
% Revenue by Sales Channel:
Direct	9%	11%	10%	16%
Indirect	91%	89%	90%	84%
Quarter Ended September 30, 2014 Compared to the Quarter Ended September 30, 2013: Total revenue increased by 5.6% in the three months ended September 30, 2014 as compared to the prior year period.
Product revenue in the three months ended September 30, 2014, increased slightly as compared to the three months ended September 30, 2013. As of September 30, 2014, our products have been sold to over 25,000 customers, compared to over 24,000 customers as of September 30, 2013.

Substantially all of our customers purchase support when they purchase our products. Support and services revenue increased 13% in the three months ended September 30, 2014, as compared to the same period in the prior year due primarily to growth in our customer base. Support and services revenue as a percentage of total revenues increased over the prior year due primarily to growth in our customer base. As our customer base grows, we expect our revenue generated from support and services to increase.
In the three months ended September 30, 2014, we derived 91% of our revenue from indirect channels compared to 89% for the three months ended September 30, 2013. The increase in revenue from indirect channels is primarily due to the conversion of the customers acquired from OPNET to relationships with our channel partners. We expect indirect channel revenue to continue to represent a substantial majority of our revenue.
We generated 40% of our revenue in the three months ended September 30, 2014 from international locations, compared to 41% in the three months ended September 30, 2013. The decrease in international revenue as a percent of total revenue was due primarily to a lower proportion of Asian-Pacific-based sales. We continue to expand into international locations and introduce our products in new markets and expect international revenue to increase in dollar amount over time.
Nine months ended September 30, 2014 Compared to the Nine months ended September 30, 2013: Revenue increased by 6% in the nine months ended September 30, 2014 as compared to the prior year period.
Product revenue increased by approximately 1% in the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013.
Support and services revenue increased 14% in the nine months ended September 30, 2014, and as a percentage of total revenues as compared to the same period in the prior year due primarily to growth in our customer base.
In the nine months ended September 30, 2014, we derived 90% of our revenue from indirect channels compared to 84% for the nine months ended September 30, 2013. The increase in revenue from indirect channels is primarily due to the conversion of the customers acquired from OPNET to relationships with our channel partners.
We generated 42% of our revenue in the nine months ended September 30, 2014 from international locations, compared to 40% in the nine months ended September 30, 2013. The increase in international revenue as a percent of total revenue was due primarily to a higher proportion of European-based sales.

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

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2014	2013	2014	2013
Cost of revenue:
Cost of product	$36,945	$41,772	111,614	123,135
Cost of support and services	33,393	29,085	97,657	87,020
Total cost of revenue	$70,338	$70,857	209,271	210,155

Gross profit:	$206,036	$190,866	$596,545	$547,617

Gross margin for product:	76%	73%	75%	72%
Gross margin for support and services	73%	73%	73%	72%
Total gross margin	75%	73%	74%	72%
Quarter Ended September 30, 2014 Compared to the Quarter Ended September 30, 2013: The total cost of product revenue decreased $4.8 million, or 12%, in the three months ended September 30, 2014 compared to the three months ended September 30, 2013, due primarily to a decrease in inventory write-downs of $2.0 million, a decrease in the amortization of certain acquisition-related intangible assets of $1.4 million, and a decrease in component costs of $1.0 million.
Cost of support and services revenue increased $4.3 million, or 14.8%, due primarily to increased logistics and spare parts costs and higher headcount and payroll related costs to support the installed base growth.
Gross margin increased to 75% in the three months ended September 30, 2014 as compared to 73% in the three months ended September 30, 2013. Product gross margin increased to 76% in the three months ended September 30, 2014 from 73% in the three months ended September 30, 2013 primarily as a result of a decrease in amortization of the acquisition-related intangible assets and a decrease in inventory write-downs. Gross margins for support and services remained flat at 73% in the three months ended September 30, 2014 as compared to 73% in the three months ended September 30, 2013.
Nine months ended September 30, 2014 Compared to the Nine months ended September 30, 2013: The total cost of product revenue decreased $11.5 million, or 9%, in the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013, due primarily to a decrease in inventory write-downs of $2.4 million, a decrease in the amortization of certain acquisition-related intangible assets of $3.7 million, a decrease in the inventory fair value adjustment related to the acquisition of OPNET of $1.7 million, and a decrease in component costs of $1.0 million.
Cost of support and services revenue increased $10.6 million, or 12%, due primarily to increased logistics and spare parts costs and higher headcount and payroll related costs to support the installed base growth.
Gross margin increased to 74% in the nine months ended September 30, 2014 as compared to 72% in the nine months ended September 30, 2013. Product gross margin increased to 75% in the nine months ended September 30, 2014 from 72% in the nine months ended September 30, 2013 primarily as a result of a decrease in amortization of the acquisition-related intangible assets, a decrease in the inventory fair value adjustment related to the acquisition of OPNET, and a decrease in inventory write-downs. Gross margins for support and services increased to 73% in the nine months ended September 30, 2014 from 72% in the nine months ended September 30, 2013. Gross margin for support and services was positively impacted by the growth in support revenue due to an increased installed base. Additionally, the gross margin in 2013 was impacted by the reduction to service revenue related to the fair value adjustment to the deferred support revenue as required by the business combination accounting for the OPNET acquisition.
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

	Three months ended September 30,		Nine months ended September 30,
($ in thousands)	2014	2013	2014	2013
Sales and marketing expenses	$113,100	$116,257	$338,535	$345,351
Percent of total revenue	41%	44%	42%	46%
Quarter Ended September 30, 2014 Compared to the Quarter Ended September 30, 2013: Sales and marketing expenses decreased by $3.2 million, or 3%, in the three months ended September 30, 2014 compared to the three months ended September 30, 2013, primarily due to decreases in amortization of the intangibles acquired in the OPNET acquisition of $3.3 million.
Nine months ended September 30, 2014 Compared to the Nine months ended September 30, 2013: Sales and marketing expenses decreased by $6.8 million, or 2%, in the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013, primarily due to decreases in amortization of the intangibles acquired in the OPNET acquisition of $10.1 million and decreases in marketing costs of $1.1 million, offset by increases in information technology and facilities costs of $4.9 million.
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

	Three months ended September 30,		Nine months ended September 30,
($ in thousands)	2014	2013	2014	2013
Research and development expenses	$53,354	$49,461	$155,299	$149,440
Percent of total revenue	19%	19%	19%	20%
Quarter Ended September 30, 2014 Compared to the Quarter Ended September 30, 2013: R&D expenses increased by $3.9 million, or 7.9%, in the three months ended September 30, 2014 compared to the three months ended September 30, 2013, primarily due to increases in personnel and human resource-related costs of $2.4 million and increases in information technology and facilities costs of $1.5 million.
Nine months ended September 30, 2014 Compared to the Nine months ended September 30, 2013: R&D expenses increased by $5.9 million, or 3.9%, in the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013, primarily due to increases in information technology and facilities costs of $4.4 million and increases in personnel and human resource-related costs of $1.4 million.

General and Administrative Expenses
General and administrative (G&A) expenses consist primarily of compensation for personnel and facilities costs related to our executive, finance, human resources, information technology and legal organizations, and fees for professional services. Professional services include legal, audit and information technology consulting costs.

	Three months ended September 30,		Nine months ended September 30,
($ in thousands)	2014	2013	2014	2013
General and administrative expenses	$18,698	$17,729	$58,102	$55,164
Percent of total revenue	7%	7%	7%	7%
Quarter Ended September 30, 2014 Compared to the Quarter Ended September 30, 2013: G&A expenses increased by $1.0 million in the three months ended September 30, 2014 compared to the three months ended September 30, 2013, primarily due to increases in professional service fees related to non-routine corporate governance and shareholder matters of $0.6 million.

Nine months ended September 30, 2014 Compared to the Nine months ended September 30, 2013: G&A expenses increased by $2.9 million in the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013, primarily due to increases in increases in professional service fees related to non-routine corporate governance and shareholder matters of $3.6 million and increases in outside services related to litigation fees of $1.6 million associated with the defense of our intellectual property, offset by a decrease in personnel-related costs of $2.2 million as a result of our workforce rationalization from the OPNET acquisition and a decrease in travel and entertainment costs of $0.3 million.
Acquisition-Related Costs
Acquisition-related costs include transaction costs and integration costs. Transaction costs include advisory, legal and other professional fees directly associated with acquisitions. Integration related costs include integration project management consulting, acquired employee retention bonuses, one-time termination benefits, facility exit costs and other non-recurring, or redundant costs to integrate an acquired company into Riverbed's systems and operations. We expect to continue to incur integration costs primarily associated with our facilities rationalization and sales force integration plans, but expect the ongoing costs to be lower than in prior quarters.
The following table summarizes the acquisition-related costs, including transaction costs and integration-related costs in the periods presented:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2014	2013	2014	2013
Acquisition-related costs	$1,866	$4,882	$4,806	$16,085
Quarter Ended September 30, 2014 Compared to Quarter Ended September 30, 2013: During the three months ended September 30, 2014, we recorded acquisition-related costs of $1.9 million, primarily related to legal fees associated with the defense of the Zeus shareholder litigation related to acquisition-related contingent consideration, and facility exit costs. We expect to continue to incur integration costs primarily associated with our work force and facilities rationalization plans.
Nine months ended September 30, 2014 Compared to the Nine months ended September 30, 2013: During the nine months ended September 30, 2014, we recorded acquisition-related costs of $4.8 million, primarily related to legal fees associated with the defense of the Zeus shareholder litigation and integration-related costs associated with our acquisition of OPNET.
Interest Expense and Other, Net
Interest expense and other, net, consists primarily of interest income on our cash and marketable securities, interest expense on our credit facility, and foreign currency exchange gains or losses.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2014	2013	2014	2013
Interest income	$421	$216	$920	$629
Interest expense	(2,761)	(5,895)	(8,419)	(18,006)
Foreign exchange losses and other	(433)	616	(700)	41
Total interest expense and other, net	$(2,773)	$(5,063)	$(8,199)	$(17,336)
Quarter Ended September 30, 2014 Compared to the Quarter Ended September 30, 2013: Interest expense and other, net, decreased in the three months ended September 30, 2014 compared to the three months ended September 30, 2013, primarily due to the decrease in interest expense resulting from the refinancing of our borrowings in the fourth quarter of 2013, which decreased our rate of interest.
Nine months ended September 30, 2014 Compared to the Nine months ended September 30, 2013: Interest expense and other, net, decreased in the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013, primarily due to the decrease in interest expense resulting from the refinancing of our borrowings in the fourth quarter of 2013, which decreased our rate of interest.
Provision for (Benefit from) Income Taxes
Our provision for (benefit from) income taxes is based on our estimated annual effective tax rate, adjusted for discrete tax items recorded in the period. The provision for (benefit from) income taxes for the three months ended September 30, 2014, and 2013 was $4.8 million and $(6.3) million, respectively. The provision for (benefit from) income taxes for the nine months ended September 30, 2014 and 2013 was $10.1 million and $(14.9) million, respectively. Our provision for (benefit from)

income taxes consists of federal, foreign, and state income taxes. Our effective tax rate was 29.3% and 251.1% for the three months ended September 30, 2014, and 2013, respectively. The effective tax rate was 31.9% and 41.8% for the nine months ended September 30, 2014 and 2013, respectively.
Our effective tax rate for the three and nine months ended September 30, 2014, differed from the federal statutory rate due to state taxes and significant permanent differences. Significant permanent differences included taxes in foreign jurisdictions with a tax rate different than the U.S. federal statutory rate, nondeductible stock-based compensation expense, tax charges related to our intercompany transfer of intellectual property rights, the domestic production activities deduction and changes in tax liability associated with uncertain tax positions.
Our effective tax rate for the three and nine months ended September 30, 2013, differed from the federal statutory rate due to state taxes and significant permanent differences. Significant permanent differences included taxes in foreign jurisdictions with a tax rate different than the U.S. federal statutory rate, nondeductible stock-based compensation expense, tax charges related to our intercompany transfer of intellectual property rights, the domestic production activities deduction, and the federal R&D tax credit. The federal R&D tax credit was retroactively reinstated and extended to December 31, 2013 during the first quarter of 2013. As a result of the reinstatement, we recorded a discrete tax benefit of $4.3 million related to 2012 in the first quarter of 2013. In the second quarter of 2013, we recorded a discrete tax benefit of $6.2 million as a result of a change in tax status of one of our subsidiaries, OPNET Technologies.
The tax rate for the three and nine months ended September 30, 2014, is lower than the tax rate for the three and nine months ended September 30, 2013 primarily due to the difference in the annual projected mix of earnings between jurisdictions of varying tax rates, partially offset by the current year loss of tax benefits attributable to the expiration of the federal R&D tax credit as of December 31, 2013 which had not been renewed as of September 30, 2014.
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

Liquidity and Capital Resources

(in thousands)	September 30, 2014	December 31, 2013
Working capital	$217,572	$268,303
Cash and cash equivalents	$207,782	$208,022
Short and long-term investments	$268,886	$324,014

	Nine months ended September 30,
(in thousands)	2014	2013
Cash provided by operating activities	$149,785	$128,389
Cash provided by (used in) investing activities	$9,695	$(85,076)
Cash used in financing activities	$(155,656)	$(117,585)

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
Cash and cash equivalents, short-term investments and long-term investments as of September 30, 2014 were $476.7 million, a decrease of $55.4 million as compared to December 31, 2013.
As of September 30, 2014 and December 31, 2013, $125.7 million and $93.8 million, respectively of the Company’s cash and cash equivalents, short-term and long-term investments were held by foreign subsidiaries and are generally based in U.S. dollar-denominated holdings. Amounts held by foreign subsidiaries are generally subject to U.S. income taxation on repatriation to the U.S.
Restricted cash primarily represents collateralized letters of credit for the security deposits in connection with lease agreements for our facilities. Current restricted cash, which is included in the Prepaid expenses and other current assets in the condensed consolidated balance sheets, totaled $3.7 million and $3.3 million at September 30, 2014 and December 31, 2013, respectively. Long-term restricted cash totaled $8.6 million and $9.1 million at September 30, 2014 and at December 31, 2013, respectively, and was included in Other assets in the condensed consolidated balance sheets.
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
Cash provided by operating activities was $149.8 million in the nine months ended September 30, 2014, an increase of $21.4 million compared to $128.4 million in the nine months ended September 30, 2013. Cash provided from the statement of operations for the nine months ended September 30, 2014, after adjustments for certain non-cash income items, including depreciation and amortization, stock-based compensation expense, excess tax benefits from employee stock plans and deferred taxes was $149.9 million, an increase of $48.7 million from the prior year period. The increase in cash provided from the statement of operations was primarily due to an improvement in operating income, lower interest expense on borrowings, and a change in deferred taxes. Cash used in operating activities associated with changes in operating assets and liabilities in the nine months ended September 30, 2014 was $0.1 million, a decrease of $27.3 million from the prior year period.
Cash Provided by (Used in) Investing Activities
Cash provided by investing activities primarily relate to sales and maturities of marketable securities, net of purchases, offset by capital expenditures, and acquisitions. Cash provided by investing activities was $9.7 million in the nine months ended September 30, 2014, a $94.8 million increase in cash provided compared to $85.1 million of cash used in investing activities in the nine months ended September 30, 2013. The increase in cash provided by investing activities is substantially attributable to reduced purchases of investment securities of $76.1 million and increased proceeds from the sale and maturities of marketable securities of $43.3 million for the nine months ended September 30, 2014, as compared to the prior year period, which was offset by increased capital expenditures of $25.0 million primarily related to our new corporate headquarters.
Cash Used in Financing Activities
Cash used in financing activities in the nine months ended September 30, 2014 totaled $155.7 million and consisted of cash of $195.6 million used to repurchase shares of our common stock and $11.3 million of cash used to pay down long-term borrowings, which was offset by $53.4 million of cash provided from the proceeds from the issuance of common stock under employee stock plans and $5.9 million of excess tax benefit from employee stock plans.
We believe that our net cash flows from operations, together with our cash and investments balance at September 30, 2014, will be sufficient to fund our projected operating requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of expansion into new territories, the timing of introductions of new products and enhancements to existing products, and the continuing market acceptance of our products.
In December 2013, we entered into a new credit agreement and related security and other agreements for a $600.0 million credit facility (the 2013 Credit Facility) that includes a $300.0 million senior secured term loan facility and a $300.0 million senior secured revolving loan facility. The 2013 Credit Facility has a five year term and has an initial interest rate for both the term loan and revolving loan of LIBOR plus 175 basis points. In the fourth quarter 2013, we drew down $300.0 million on the term loans, and $225.0 million under the revolving credit facility. The terms of the 2013 Credit Facility require us to make scheduled quarterly payments on the term loan of 1.25% of the original principal amount in the first two years, or $3.8 million per quarter, increasing to 2.50% thereafter, with the balance due on December 20, 2018. Refer to Contractual Obligations, below, for the minimum payment requirements. As of September 30, 2014, the outstanding borrowings were $513.8 million.
This quarterly payment provision will result in the use of an increased portion of our cash flows from operations to pay principal payments on our credit facilities (limiting our flexibility in planning for, or reacting to, changes in our business and industry) making the payments unavailable for operations, working capital, capital expenditures, expansion, acquisitions, or other purposes.
On March 4, 2014, the Board of Directors announced a $250.0 million increase to the Share Repurchase Program (the Program). The maximum dollar value of shares of common stock that remain available for purchase under the Program is $192.2 million as of September 30, 2014. The share repurchases were and will continue to be funded by available cash balances and cash from operations.
In the future, we may enter into other arrangements for potential investments in, or acquisitions of, complementary businesses, services or technologies, which could require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Contractual Obligations
The following is a summary of our contractual obligations as of September 30, 2014:

	Total	Remaining three months of 2014	2015	2016	2017	2018	Thereafter
(in thousands)
Contractual Obligations
Principal payments on borrowings	$513,750	$3,750	$15,000	$30,000	$30,000	$435,000	$—
Interest payments on borrowings (1)	39,732	2,496	10,227	9,836	9,200	7,973	—
Operating leases	205,093	5,515	28,953	27,464	25,560	23,813	93,788
Purchase obligations (2)	11,014	10,991	17	6	—	—	—
Total contractual obligations	$769,589	$22,752	$54,197	$67,306	$64,760	$466,786	$93,788

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

As of September 30, 2014, we had $53.7 million of unrecognized tax benefits, including interest and penalties, related to uncertain tax positions. Because of the high degree of uncertainty regarding the settlement of these liabilities, we are unable to estimate the years in which future cash outflows may occur. As a result, this amount is not included in the table above.

Off-Balance Sheet Arrangements
At September 30, 2014 and December 31, 2013, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes, nor did we have any undisclosed material transactions or commitments involving related persons or entities.

Other
At September 30, 2014 and December 31, 2013, we did not have commercial commitments under lines of credit, standby repurchase obligations or other such debt arrangements.

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
Interest Rate Sensitivity
We had unrestricted cash and cash equivalents, and investments totaling $476.7 million and $532.0 million at September 30, 2014 and December 31, 2013, respectively. Cash and cash equivalents of $207.8 million and $208.0 million at September 30, 2014 and December 31, 2013, respectively, are held for working capital purposes and include highly liquid investments with a maturity of ninety days or less at the time of purchase. Cash equivalents consist primarily of money market mutual funds, government-sponsored enterprise obligations, treasury bills, and other money market securities. Investments of $268.9 million and $324.0 million at September 30, 2014 and December 31, 2013, respectively, consist of government-sponsored enterprise obligations, treasury bills, FDIC-backed certificates of deposit, municipal bonds and corporate bonds and notes.
We do not enter into investments for trading or speculative purposes. Due to the high investment quality and relatively short duration of these investments, we do not believe that they present any material exposure to changes in fair market value as a result of changes in interest rates.
The applicable interest rate on our senior secured credit facility is equal to LIBOR (with no rate floor) plus an applicable margin (varying from 1.25% to 2.00%) or, in the certain cases a base rate (based on a certain lending institution’s Prime Rate or as otherwise specified in the credit agreement, with no rate floor) plus an applicable margin (varying from 0.25% to 1.00%). The interest rate is currently LIBOR plus 175 basis points, or 2.0% as of September 30, 2014.
There have been no material changes to our quantitative and qualitative disclosures about market risk during the nine months ended September 30, 2014, as compared to those discussed in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures
We evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2014, the end of the period covered by this quarterly report on Form 10-Q. This controls evaluation was done under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO).
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
Based upon the controls evaluation, our CEO and CFO have concluded that as of September 30, 2014, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission and to ensure that material information relating to us and our consolidated subsidiaries is made known to management, including the CEO and CFO.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the third quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting means a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.
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
On August 17, 2011, Silver Peak Systems amended its counterclaims against us, alleging infringement by Riverbed of three U.S. patents: 7,630,295, titled “Network Device Continuity”; 7,945,736, titled “Dynamic Load Management of Network Memory”; and 7,948,921, titled “Automatic Network Optimization.” Silver Peak subsequently dropped its claims with respect to U.S. patent 7,630,295. The trial on the remaining two patents commenced on March 24, 2014. On April 1, 2014, the jury rendered a verdict of infringement on U.S. patents 7,948,921 and 7,945,736 based on certain features offered on Riverbed SteelHead products. We disagree with the verdict, and we intend to appeal to the Federal Circuit. There has been no trial or discovery on damages, and we expect that such a trial and discovery would be scheduled only if we lose on appeal to the Federal Circuit.
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

•
customer or partner concentration. For example, three and two value-added distributors each represented more than 10% of our revenue for the three and nine months ended September 30, 2014, respectively;

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

•	our ability to realize the anticipated benefits of any strategic transaction undertaken by us, including any acquisition, divestiture, partnership, commercial agreement or investment;

•	the timing of product releases or upgrades by us or by our competitors;

•	any significant changes in the competitive dynamics of our markets, including new entrants or substantial discounting of products;

•	our ability to control costs, including our operating expenses and the costs of the components we purchase;

•	our ability to timely and effectively implement, and realize the anticipated benefits of, any restructuring plans, including those announced in October 2014;

•	any component shortages or price fluctuations in our supply chain;

•	our ability to establish and maintain successful relationships with channel partners, and the effectiveness of any changes we make to our distribution model;

•	any decision to increase or decrease operating expenses in response to changes in the marketplace or perceived marketplace opportunities;

•	our ability to derive benefits from our investments in sales, marketing, engineering or other activities;

•	our ability to successfully work with partners on combined solutions, including with respect to product validation, marketing, selling and support;

•	volatility in our stock price, which may lead to higher stock compensation expenses;

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
Our Board of Directors is evaluating strategic alternatives for our company and this process may have an adverse impact on our business.
On October 9, 2014, we announced that our Board of Directors has determined to undertake a comprehensive review, with the assistance of its advisors, of strategic and financial alternatives to enhance shareholder value, which could result in, among other things, a sale of the company, a merger, consolidation, business combination or a disposition of a substantial portion of our assets. In connection with this process, we expect to incur substantial expenses associated with identifying and evaluating potential strategic alternatives. The process of evaluating strategic alternatives may be disruptive to our business operations and may not result in the consummation of any transaction. If we are unable to effectively manage the process, our business, financial condition and results of operations could be adversely affected. In addition, the announcement of a conclusion to the process may negatively impact both our business and the price of our common stock.
We do not intend to comment regarding the evaluation of strategic alternatives until such time as our Board of Directors has determined the outcome of the process or otherwise has deemed that disclosure is appropriate. As a consequence, perceived uncertainties relating to the future of our company may result in delayed or lost sales, the loss of potential business opportunities and may make it more difficult for us to attract and retain qualified personnel and business partners.
Our business could be negatively affected as a result of actions of stockholders or others.
In January 2014, we announced that our Board of Directors had rejected an unsolicited proposal by Elliott Management Corporation to acquire all of our outstanding shares of common stock. There can be no assurance that Elliott Management Corporation or another third party will not make an unsolicited takeover proposal in the future or take other action to acquire control of the Company. Considering and responding to a future proposal is likely to result in significant additional costs to us, and future acquisition proposals, other stockholder actions to acquire control and the litigation that often accompanies them, if any, are likely to be costly and time-consuming and may disrupt our operations and divert the attention of management and our employees from executing our strategic plan. Additionally, perceived uncertainties as to our future direction as a result of stockholder activism, potential changes to the composition of the Board of Directors, or other developments may lead to the perception of a change in the direction of our business or other instability, which may be exploited by our competitors, cause concern to our current or potential customers, and make it more difficult to attract and retain qualified personnel. If customers choose to delay, defer or reduce transactions with us or do business with our competitors instead of us because of any such issues, then our business, operating results, and financial condition would be adversely affected.
We rely heavily on channel partners to sell our products. Disruptions to, or our failure to effectively implement, develop and manage, our distribution channels and the processes and procedures that support them could harm our business.
Our future success is highly dependent upon establishing and maintaining successful relationships with a variety of channel partners, including value-added resellers, value-added distributors, service providers, and systems integrators. A substantial majority of our revenue (91% and 90% in the three and nine months ended September 30, 2014, respectively) is derived from indirect channel sales and we expect indirect channel sales to continue to account for a substantial majority of our total revenue. We employ a two-tier distribution strategy, as part of a larger effort to scale our reach and better serve the needs of our channel. Our revenue depends in large part on the effective performance of these channel partners, and changes to our distribution model, the loss of a channel partner, or the reduction in sales to our channel partners could materially reduce our revenues and gross margins. By relying on indirect channels, we may have little or no contact with the ultimate users of our products, thereby making it more difficult for us to establish brand awareness, ensure proper delivery and installation of our products, service ongoing customer requirements, and respond to evolving customer needs. In addition, we recognize a large portion of our revenue based on a sell-through model using information regarding the end user customers that is provided by our channel partners. If those channel partners provide us with inaccurate or untimely information, the amount or timing of our revenues could be adversely impacted. For example, we have encountered delays with certain partners where internal processing issues have prevented that partner from providing a purchase order to us in a timely manner.
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
Our industry is, and any industry or market that we may enter in the future may be, characterized by the existence of a large number of patents and frequent claims and related litigation regarding patent and other intellectual property rights. In the ordinary course of our business, we are involved in disputes and licensing discussions with others regarding their claimed proprietary rights and we cannot assure you that we will always successfully defend ourselves against such claims. Third parties have claimed and may in the future claim that our products or technology infringe their proprietary rights. We expect that infringement claims may increase as the number of products and competitors in any of our markets increases and overlaps occur. In addition, as we have gained greater visibility and market exposure as a public company, we face a higher risk of being the subject of intellectual property infringement claims. Any claim of infringement by a third-party, even those without merit, could cause us to incur substantial legal costs defending against the claim, and could distract our management from our business. Furthermore, we could be subject to a judgment or voluntarily enter into a settlement, either of which could require us to pay substantial damages. A judgment or settlement could also include an injunction, a court order or other agreement that could prevent us from offering our products. For example, in April 2014, Silver Peak Systems received a verdict of infringement by us relating to two patents; although an initial injunction request was denied, Silver Peak Systems may continue to seek an injunction against our continued offering of certain features on our SteelHead products. In addition, we might elect or be required to seek a license for the use of third-party intellectual property, which may not be available on commercially reasonable terms or at all, or if available, the payments under such license may harm our operating results and financial condition. Alternatively, we may be required to develop non-infringing technology, which could require significant effort and expense and may ultimately not be successful. Any of these events could seriously harm our business, operating results, and financial condition. Third parties may also assert infringement claims against our customers and channel partners. Any of these claims would require us to initiate or defend potentially protracted and costly litigation on their behalf, regardless of the merits of these claims, because we generally indemnify our customers and channel partners from claims of infringement of proprietary rights of third parties. If any of these claims succeed, or if we voluntarily enter into a settlement, we may be forced to pay damages on behalf of our customers or channel partners, which could have a material adverse effect on our business, operating results and financial condition.
Our international sales and operations subject us to additional risks that may harm our operating results.
In the years ended December 31, 2013 and 2012, and in the nine months ended September 30, 2014, we derived 41%, 45%, and 42%, respectively, of our revenue from customers outside the U.S. We have personnel in numerous countries worldwide. We expect to continue to add personnel in additional countries. Our international sales and operations makes us subject to various U.S. and international laws and regulations, including those relating to antitrust, data protection, and business dealings with both commercial and governmental officials and organizations. Our international sales and operations subject us to a variety of additional risks, including:

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
Developing our products is expensive, and the investment in product development may involve a long payback cycle or may not generate additional revenue at all. For the three and nine months ended September 30, 2014, our research and development expenses were $53.4 million and $155.3 million, or approximately 19% of our total revenue in each period. Our future plans include significant investments in research and development and related product opportunities. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. These investments may take several years to generate positive returns, if ever.
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
We currently have a balance of $513.8 million related to our $600 million credit facility. This debt, together with certain covenants imposed on us in connection with incurring this debt, among other things, limits how we conduct our business, reduces our flexibility to respond to changing business and economic conditions and increases our interest expense. Our ability to pay interest and repay the principal for our indebtedness is dependent upon our ability to manage our business operations, generate sufficient cash flows to service such debt and the other factors discussed in this section. There can be no assurance that we will be able to manage any of these risks successfully.  We may also need to refinance a portion of our outstanding debt as it matures. There is a risk that we may not be able to refinance existing debt or that the terms of any refinancing may not be as favorable as the terms of our existing debt. Furthermore, if prevailing interest rates or other factors at the time of refinancing result in higher interest rates upon refinancing, then the interest expense relating to that refinanced indebtedness would increase.  In addition, the covenants in our credit facility limit our ability to, among other things, obtain additional financing, make acquisitions or other investments, repurchase our stock or pay dividends. These limitations could adversely affect our financial condition and results of operations.
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
The trading prices of the securities of technology companies, including our own, have been highly volatile. Further, our common stock has a limited trading history. Since our initial public offering in September 2006 through September 30, 2014, our stock price, after adjusting for our 2:1 stock split in the form of a stock dividend effected in November 2010, has fluctuated from a low of $3.55 to a high of $44.70. The market price of our common stock has at times reflected a higher multiple of expected future earnings than many other companies. As a result, even small changes in investor expectations regarding our future growth and earnings, whether as a result of actual or rumored financial or operating results, changes in the mix of products and services sold, acquisitions, industry changes, or other factors, could result in, and have recently resulted in, significant fluctuations in the market price of our common stock.
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

•	significant sales or purchases, or announcement of significant sales or purchases, of our common stock by us or our stockholders, including our directors and executive officers;

•	announcements by or about us regarding events or news adverse to our business;

•	market conditions in our industry, the industries of our customers and the economy as a whole;

•	adoption or modification of regulations, policies, procedures or programs applicable to our business;

•	actions taken by stockholders and others, including in connection with a potential offer to acquire us;

•	an announced acquisition of or by a competitor;

•	an announced acquisition of or by us. For example, our stock price declined immediately after the announcement by us of our intention to acquire OPNET; and

•	an announcement by us of a conclusion to the strategic and financial alternatives review process first announced by us on October 9, 2014.
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
There were no sales of unregistered securities during the three and nine months ended September 30, 2014.

ISSUER PURCHASES OF EQUITY SECURITIES
The following table summarizes the stock repurchase activity for the three months ended September 30, 2014 and the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
July 1, 2014 – July 31, 2014	632,000	$18.30	632,000	$276,134,513
August 1, 2014 – August 31, 2014	3,207,100	18.43	3,207,100	217,028,870
September 1, 2014 – September 30, 2014	1,305,500	19.05	1,305,500	192,164,629
Total	5,144,600	$18.57	5,144,600	$192,164,629

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
Date: October 31, 2014

RIVERBED TECHNOLOGY, INC.

By:	/s/ Jerry M. Kennelly
Jerry M. Kennelly
Chief Executive Officer
Date: October 31, 2014

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