Form 10-K
period 2014-12-31
Riverbed Technology, Inc.
filed 2015-02-13
CIK 1357326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-K
 ____________________________________________
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2014
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
680 Folsom Street
San Francisco, CA 94107
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
Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2014, the last business day of our most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates was $1,812,063,075 based on the number of shares held by non-affiliates of the registrant as of June 30, 2014, and based on the reported last sale price of common stock on June 30, 2014. This calculation does not reflect a determination that persons are affiliates for any other purposes.
Number of shares of common stock outstanding as of January 29, 2015: 157,781,493.
Documents Incorporated by Reference: Portions of the registrant’s proxy statement relating to its 2015 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

RIVERBED TECHNOLOGY, INC.
YEAR ENDED DECEMBER 31, 2014
ANNUAL REPORT ON FORM 10-K

Part I

Item 1.	Business
Pending Merger
On December 14, 2014, Riverbed Technology, Inc. (Riverbed) entered into a definitive agreement (Merger Agreement) to be acquired by the private equity investment firm Thoma Bravo for $21.00 in cash per outstanding common share (the Merger). Consummation of the Merger is subject to customary closing conditions, including, without limitation, the absence of certain legal impediments, the expiration or termination of the required waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, antitrust regulatory approval in Germany, review and clearance by the Committee on Foreign Investment in the United States, and approval by our stockholders. See Note 1 - Organization and Significant Accounting Policies in the Notes to Consolidated Financial Statements for additional details.
Overview
Riverbed Technology, Inc. (Riverbed) is the leader in application performance infrastructure. In a world where businesses are increasingly relying on applications and data that run both in on-premises data centers as well as in the cloud, delivered to users over a mix of private and public networks, Riverbed offers a platform to give enterprises visibility to deliver, control, and optimize IT resources across the hybrid enterprise. The Riverbed Application Performance Platform is a set of solutions that help ensure applications perform as expected, data is always available when needed, and performance issues are diagnosed and cured before end users even notice.
The platform delivers application performance infrastructure solutions with a focus on two key areas:
Application Acceleration

•	Wide area network (WAN) optimization for application acceleration includes:

◦Riverbed SteelHead - WAN optimization solution, and

◦Riverbed SteelFusion (formerly Granite) - branch converged infrastructure.

•
Riverbed SteelApp (formerly Stingray; In February 2015, Riverbed and Brocade signed a definitive agreement pursuant to which Brocade Communications Systems, Inc. (Brocade) will, at closing, purchase the SteelApp product line) - application delivery controller (ADC).

Performance Management

•
Riverbed SteelCentral - a performance management suite that combines our application-aware network performance management and application performance management control suite. The SteelCentral product line combines our former Cascade products and the products acquired from OPNET Technologies, Inc (OPNET).

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
Application Performance Equals Business Performance
When applications don’t work, people can’t work. Degraded application performance is a massive issue that impacts business directly. Slow applications can degrade an employee’s ability to provide timely customer service, close a financial transaction with a client, or complete an on-line form to enroll a new customer. Performance issues can delay time-to-market for new products when the large computer-aided drawing (CAD) files on which product development depends clog the network and limit the ability of dispersed engineers to collaborate. Poorly performing applications slow the adoption and return on investment (ROI) of new enterprise applications and systems such as unified communications, for example, which involves greatly increased needs for network bandwidth to support videoconferencing and other data-intensive collaborative applications. Application and network issues can interrupt transactions, hinder sales, and drive impatient customers away from websites, portals, chat windows, and shopping carts. Clearly, the performance limitations imposed by applications designed for LANs can be, and often are, debilitating to business.
From WAN Optimization to Optimizing the Hybrid Enterprise
Riverbed solved these challenges with a series of inventions that optimized application and data delivery over WANs and was packaged in an appliance called Riverbed® SteelHead™, which dramatically reduces bandwidth requirements for applications and improves application performance. SteelHead’s launch in 2004 forged a new market - WAN Optimization - a market that SteelHead has led since the beginning. Today, SteelHead continues as the industry’s #1 WAN optimization solution with over 50% market share, and winner of the InfoWorld Technology of the Year Award for eight years running.
In a Changing IT Landscape, New Challenges Need New Solutions
Over the 10-plus years since SteelHead first shipped, the IT world has continued to evolve through major transformations - including virtualization, cloud computing, consumerization of IT, mobility, social networking, and big data. Today, the same challenges of delivering applications and data across networks over long distances are not only still there, but are magnified and exacerbated.
The typical enterprise today has applications, data, and infrastructure in on-premises data centers as well as in the cloud.
It is this combination of private and public assets delivering essential business services that defines the hybrid enterprise. Hybrid architectures and SaaS applications bring significant challenges to organizations along with the significant benefits: the complexity of multiple clouds, networks, service providers, and SLAs; end users everywhere; and hundreds of applications (including SaaS applications such as Salesforce, Microsoft Azure/Office 365, and Amazon Web Services) that need to be managed and delivered across a mix of networks.
Riverbed’s business strategy leverages its heritage and expertise in network optimization and application acceleration to deliver hardware, software, and services solutions to optimize application performance across the breadth and depth of the hybrid enterprise. Riverbed continues to expand its platform for application performance in on-premises, cloud, and as-a-service environments across public and private networks.
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
In July 2011, Riverbed acquired Zeus Technology Ltd. and Aptimize Ltd., which became the SteelApp (formerly Stingray) product line, a virtual ADC for scalable, secure, and elastic delivery of enterprise, cloud, and e-commerce applications. In February 2015, Riverbed and Brocade signed a definitive agreement pursuant to which Brocade will, at closing, purchase the SteelApp product line.
In February 2012, Riverbed introduced SteelFusion (formerly Granite), a branch converged infrastructure that delivers local performance while enabling data centralization, instant recovery, and lower total cost of ownership (TCO). SteelFusion completely changes how global enterprises deploy, manage, and recover branch office servers and data while delivering substantially lower TCO. With SteelFusion, global enterprises can achieve complete consolidation of edge applications, servers, and storage to the data center and deliver services to the edge of the enterprise as if they were local. The technology is complementary to WAN optimization, accelerating performance for applications and use cases not addressed by any WAN optimization approach today.
In December 2012, Riverbed acquired OPNET, a provider of application performance management (APM) and network performance management (NPM) solutions. OPNET’s products and related services are designed to help customers make better use of resources, reduce operational problems, and improve competitiveness. Through this acquisition, and its combination with Cascade, Riverbed established itself as a leader in the dynamic and growing APM and NPM markets. We have integrated OPNET with the Cascade business to form the Riverbed Performance Management product line, Riverbed SteelCentral.
Products

Application Acceleration Product Family
SteelHead (WAN Optimization)
We offer a comprehensive suite of WAN optimization products that are built on proprietary software and delivered on hardware or virtual appliances, software and public cloud environments.  Riverbed offers an array of SteelHead products to address diverse customer environments and deployment sizes from laptops, small branch offices to large headquarters and datacenter locations. Virtual SteelHead provides all the functionality of our appliances, in a software-based virtual appliance designed for private cloud environments. Cloud SteelHead delivers our WAN optimization functionality specifically for public cloud environments. In 2012, we announced SteelHead CX models, which accelerate a broad range of applications that are critical to business. Through a combination of data reduction, TCP and user datagram protocol (UDP) optimization, and application-level protocol optimization, they deliver dramatic performance increases across the WAN for all TCP and UDP applications. That year we also announced the integration of VMware vSphere into new SteelHead EX model appliances. The integration provides organizations with a single platform for simplified, centralized management of distributed virtual services at a lower TCO. When combined with the SteelFusion (formerly Granite) edge-VSI, the integrated solution allows organizations to leverage the investments they have made in the data center and extend control and policy boundaries to the edge of the network. In 2014, with RiOS 9.0, we introduced new integrations between SteelHead and SteelCentral to deliver comprehensive visibility, control, & optimization capabilities for any application across hybrid networks.
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

SteelHead CX for Virtual software extends WAN optimization to deployments where physical hardware may not be conveniently suited. Military deployments, for example, typically use ruggedized, custom hardware on which running a virtual machine is more convenient. Space-limited scenarios, such as mobile news vans or construction trailers, may also require a form factor that is free from the physical limitations of hardware appliances.

SteelHead SaaS and SteelHead CX for Cloud software extends Riverbed WAN optimization to a solution that is purpose-built for public cloud computing environments. Public, private, and hybrid cloud environments all face the performance limitations inherent in today's applications and networks. In order for enterprises to maximize the flexibility and cost savings of the public cloud they must overcome the same latency and bandwidth constraints that challenge distributed IT infrastructure environments. SteelHead SaaS and SteelHead CX for Cloud offers a number of features to help ensure a smooth transition and user experience.

The Riverbed Central Management Console provides centralized configuration, monitoring and control, which simplifies the process of deploying and managing SteelHead products that are distributed across a WAN. With this turnkey solution, businesses can easily configure, monitor, report on, and upgrade groups of SteelHead appliances and Virtual SteelHead - all through one web-based interface.

SteelHead Interceptor appliance provides high scalability and availability for sites with multiple SteelHead appliances and extends the scaling and high-availability capabilities of SteelHead appliances to meet the requirements of the largest and most complex enterprise networks and data center environments. The Interceptor appliance allows these organizations to scale their WAN optimization solutions to support hundreds of thousands of end users, and scale up to optimize very high-bandwidth network connections in the data center.
SteelFusion (Branch Converged Infrastructure)
SteelFusion appliances allow IT to consolidate servers and storage from branch offices back to the data center without compromising branch application performance by enabling storage to be decoupled from its server over thousands of miles of distance and work as if the storage were local to the server. The user gets uncompromised performance, while IT management is able to manage, backup, restore, patch, expand, and protect the data for its far-flung enterprise all within the four walls of the data center. SteelFusion centrally protects and secures data, and significantly lowers the TCO of branch and remote offices.
SteelHead EX + SteelFusion appliances are available in a range of models to suit the needs of any office. SteelFusion requires two components: SteelFusion Edge, an in-built service running on a SteelHead EX + SteelFusion appliance in the branch office, and SteelFusion Core, a physical or virtual appliance deployed alongside the SteelHead appliance and storage arrays in the data center.
SteelApp (Application Delivery Control)
Riverbed SteelApp is a virtual ADC designed to deliver faster and more reliable access to public web sites and private applications. In February 2015, Riverbed and Brocade signed a definitive agreement pursuant to which Brocade will, at closing, purchase the SteelApp product line. SteelApp frees applications from the constraints of legacy, proprietary, hardware-based load balancers, which enables them to run in any physical, virtual or cloud environment.
SteelApp Traffic Manager software provides complete control over user traffic, allowing administrators to accelerate, optimize, and secure key business transactions. With SteelApp Traffic Manager, applications can run in any environment - physical, virtual, or cloud - and migrate and scale on demand.
SteelApp Application Firewall software is a sophisticated, application-aware, web application firewall for deep application security that protects against known and unknown attacks at the application layer, secures applications, and meets compliance requirements with confidence.
SteelApp Aptimizer software is a web accelerator that dynamically groups activities for fewer long distance round trips. SteelApp Aptimizer software compresses images to maximize available bandwidth, increases caching for faster repeat visits, and prioritizes actions to provide the best possible response time for loading web pages on any browser.
SteelApp Services Controller software automates the deployment, licensing, and metering of application delivery services. It gives applications a dedicated ADC instance, in a high-density multi-tenanted platform.

Performance Management Product Family
Our SteelCentral Performance Management portfolio consists of NPM and APM solutions to deliver end-to-end visibility across every critical part of the application delivery chain and troubleshoot issues that arise, before they become problems. Whether organizations are rolling out new applications, consolidating or virtualizing data centers, migrating to the cloud or simply in need of a troubleshooting and visibility solution, our products deliver unmatched end-user experience while increasing IT effectiveness and productivity and dramatically reducing downtime.
Our NPM solutions help organizations manage, secure and optimize the availability and performance of global applications being delivered across global networks. Riverbed NPM offers compelling benefits for customers who have not yet deployed WAN optimization. SteelCentral products offer superior application-aware NPM, so managers can resolve network and application performance problems before they impact the business.
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
SteelCentral NetProfiler appliance is the centralized analysis and reporting console for the network performance management family, correlating information collected by Cascade Shark, Cascade Gateway, Cascade Sensor and even SteelHead products to provide centralized monitoring, analysis and reporting of network and application performance problems. Cascade Profiler enables enterprises to proactively monitor and troubleshoot applications and the network, automate discovery and dependency mapping, plan for capacity planning and WAN optimization, and assure a consistent and reliable end-user experience.
SteelCentral NetShark appliances deliver scalable, high-performance continuous packet capture and long-term storage, enabling real-time and back-in-time forensic analysis and reporting of network and security events. SteelCentral NetShark appliances are typically deployed wherever detailed and historical back-in-time analysis is needed, such as within the datacenter, headquarters or key branch offices, and can be used as an integral part of the SteelCentral visibility solution or as a standalone troubleshooting solution.
A software version of SteelCentral NetShark that has been virtualized to run on VMware ESX environments, SteelCentral NetShark Virtual Edition (VE) taps into the virtual switch in the ESX hypervisor to monitor the performance of all inter-VM traffic and send data to SteelCentral NetProfiler for analysis and reporting and/or to continuously capture packets and store them on the local server or on a storage area network (SAN) for back-in-time analysis with SteelCentral Packet Analyzer.
SteelCentral NetSensor provides infrastructure (e.g., servers, network routers, and switches) device monitoring by polling data about device health, such as CPU utilization and memory utilization, and by leveraging SNMP, WMI, and IPSLA.
Riverbed Packet Analyzer is a robust analysis console that enables users to quickly analyze multi-terabyte packet recordings on remote SteelCentral NetShark appliances and SteelHead products without having to transfer large packet captures files across the network.
SteelCentral NetExpress appliances bring the same revolutionary approach to application-aware NPM for the large enterprise to the small and medium enterprise in a flexible form designed to grow with the needs of the business and provide ease of use and deployment.
SteelCentral UC Xpert allows continuous monitoring of voice and video quality so you can catch and fix problems before they ever become an issue for an organization's customers and employees.

Our APM solutions use a variety of advanced technologies to support the analysis of application, network, and server performance under a wide range of current and planned or modeled operating conditions. Our APM solution delivers extensive cross-product integration, to enable users to realize added value when products are deployed together.
SteelCentral AppResponse is an appliance-based solution that continuously monitors and analyzes end-user experience for all users and transactions. The solution also supports in-depth monitoring and analysis of the underlying network, a domain that is vital to comprehensive APM. AppResponse leverages the central role of the network in transporting transaction data to obtain vital information about relationships among clients and servers, and also among servXpert and also for application discovery and dependency mapping functions performed by AppMapper. On-board analytics extract transactions from application flows and break down application response time, identifying which parts of the infrastructure are contributing most to delays. Add-on modules provide analytics for Citrix-hosted applications, database transactions, voice over IP (VOIP), and NetFlow.
SteelCentral Web Analyzer extends end-user experience monitoring to web-based applications, even those hosted in the cloud. And it measures the real end-user experience for web-based applications at the browser level.
SteelCentral Appinternals delves into the complex software frameworks and operating systems of modern servers to extract large amounts of performance and forensic data to support all aspects of APM from the server perspective. AppInternalscan provide analysis for any type of application, but particularly excels in Java and .NET environments. It continuously monitors thousands of system and application metrics and automatically detects and ranks performance and behavior anomalies. Its correlation technology automatically reveals relationships among metrics, highlighting the corresponding causal connections between components, resources, and code-level behavior in order to perform root cause analysis. It can assemble a complete picture of a transaction's path across tiers for near real-time and historical analysis.
SteelCentral AppMapper automatically produces run-time application maps, identifying the underlying application components and infrastructure components that enable a production application. This dynamic model of the application, captured at the time of execution, is essential for troubleshooting application performance problems. It also provides critical information to improve a host of other operational workflows, such as configuration and change management, and datacenter virtualization and consolidation. AppMapper provides visibility into the interaction between applications and the underlying infrastructure, enabling IT organizations to effectively assess and respond to events and conditions that affect application service levels.
SteelCentral Transaction Analyzer is a powerful tool for detailed analysis of individual transactions. In today's complex application architectures, a single transaction can involve many tiers and require thousands of messages to traverse the network. This solution, which processes and merges traces taken in the production environment, makes extensive use of visualization and analytics to accelerate troubleshooting in production, as well as pre-deployment testing and prediction. In production, the combination of AppResponse and Transaction Analyzer provides a seamless workflow that spans monitoring, alerting, triage, root cause diagnosis, and remediation guidance. In pre-deployment, Transaction Analyzer is our solution for application network readiness testing.
Customers
Our products have been sold to more than 26,000 customers worldwide in every major industry, including manufacturing, finance, technology, government, architecture, engineering and construction, professional services, utilities, healthcare and pharmaceuticals, media and retail. Our products are deployed in a wide range of organizations, from large global organizations with hundreds or thousands of locations to smaller organizations with few locations. One value-added distributor (VAD), Arrow Electronics, Inc. (Arrow) accounted for 16% of our trade receivable balance at December 31, 2014. One VAD, Arrow, and one service provider partner, Orange Business Services (Orange), accounted for 17% and 13% of our trade receivable balance at December 31, 2013, respectively. Two VADs, Arrow and Avnet Inc. (Avnet), represented 20% and 14%, respectively, of our revenue for the year ended December 31, 2014; 18% and 13%, respectively, of our revenue for the year ended December 31, 2013; and 17% and 11%, respectively, of our revenue for the year ended December 31, 2012. We believe it is unlikely that the loss of any of our channel partners would have a long term material adverse effect on our consolidated revenues as we believe end-users would likely purchase our products from a different channel partner. However, a loss of any one of these channel partners could have a material adverse impact during the transition period.
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
Backlog represents the customer orders that have yet to be fulfilled or invoiced. As of December 31, 2014 and December 31, 2013, backlog was not material.
Sales and Marketing
We sell our products and support through channel partners and our field sales force:

•
Channel partners — We have over 2,500 channel partners worldwide, primarily value-added resellers (VARs), VADs, service providers and systems integrators. These partners help market and sell our products to a broad array of organizations and allow us to leverage our field sales force; and

•	Field sales force — We have a field sales force that is responsible for managing all direct and indirect sales within each of our geographic territories.
With the ability to foster a strong, collaborative sales engagement environment between us and our partners, the Riverbed Performance Partner program delivers a coverage model that optimizes our customer’s ability to acquire and implement our solutions in the manner that best fits its needs — through either VARs, systems integrators or service providers. We derived 90% of our revenue through indirect channels in 2014.
Our marketing activities include an integrated strategy comprised of lead generation, advertising, website operations, direct marketing, public relations, technology conferences and trade shows including our own Riverbed FORCE User Conference.
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
Research and development expenses were $205.6 million, $189.7 million, and $146.1 million in 2014, 2013 and 2012, respectively.

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
Competition
Riverbed competes not only in the WAN optimization market, but also has leading solutions for network performance monitoring, application performance monitoring, and branch converged infrastructure. The application performance infrastructure market is highly competitive and continually evolving. These solutions comprise the Riverbed Application Performance Platform, the most complete application performance infrastructure solution in the market.
Key competitive factors in our markets include product performance, ability to deploy easily into existing networks and ability to remotely manage products. We believe that our solution performs better than competitive products as measured by a broad range of metrics encompassing application performance, compression ratios and data transfer times. Our ability to sustain such a competitive advantage depends on our ability to achieve continuous technological innovation and adapt to the evolving needs of our customers.
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
We have received broad industry recognition for our innovative technology. For eight consecutive years, InfoWorld has named the Riverbed SteelHead appliances as a Product of the Year. Riverbed’s WAN optimization solutions have received industry recognition from Forrester Research, IDC, NetworkWorld, The Wall Street Journal, eWeek, Storage Magazine, Network Computing and Byte & Switch, among others. Since 2007, we have been positioned by Gartner in the Leaders’ Quadrant of the “WAN Optimization Controller (WOC)" Magic Quadrant, authored by Joe Skorupa and Severine Real, and most recently the “WAN Optimization” Magic Quadrant published in March 2014. This Gartner report positions vendors in one of four quadrants - Leaders, Challengers, Visionaries and Niche Players - based on the companies’ vision and ability to execute on that vision.
We also compete in the NPM and APM markets with our Riverbed Performance Management product line. Our primary competitors in this market are Netscout Systems, Computer Associates (NetQos) and Compuware. Riverbed is recognized by Gartner as a “Leader” in the Magic Quadrant for Network Performance Monitoring and Diagnostics (2014) and a “Visionary” in the Magic Quadrant for Application Performance Monitoring (2014).
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
Our worldwide patent portfolio includes 195 issued U.S. patents and 46 issued foreign patents. U.S. patents generally have a term of twenty years from their priority date, which is generally either the date they were initially filed or the filing date of the earliest patent from which priority is claimed. Currently, our issued patents will begin to expire starting in 2018. U.S. patent filings are intended to provide the holder with a right to exclude others from making, using, selling, or importing in the U.S. the inventions covered by the claims of granted patents. We also have U.S. provisional and non-provisional patent applications pending, as well as counterparts pending in other jurisdictions around the world. We do not know whether any of our pending patent applications will result in the issuance of patents or whether the examination process will require us to narrow our claims. Our granted patents, and to the extent any future patents are issued, any such future patents, may be contested, circumvented, or invalidated over the course of our business, and we may not be able to prevent third parties from infringing these patents. In addition, the laws of certain countries do not protect our proprietary rights to the same extent as do the laws in the U.S. Therefore, the exact effect of having a patent cannot be predicted with certainty.
Our registered trademarks in the U.S. include, but are not limited to, Riverbed, SteelHead, RiOS, Cascade OPNET, SteelFusion, SteelCentral, AppResponse, AppInternals and Wireshark.
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
Employees
As of December 31, 2014, we had 2,555 employees in offices in all major geographies. Of these, 1,097 were engaged in sales and marketing, 780 in research and development, 393 in support and services, 251 in general and administration and 34 in manufacturing. None of our U.S. employees are represented by labor unions; however, in certain international subsidiaries, workers councils represent our employees. We consider current employee relations to be good.
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

•	our ability to realize the anticipated benefits of our acquisition of OPNET;

•	limited visibility into customer spending plans;

•	changing market conditions, including current and potential customer consolidation;

•	customer or partner concentration. For example, two value-added distributors each represented more than 10% of our revenue for the twelve months ended December 31, 2014;

•	variation in sales channels, product costs, or mix of products sold;

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

•
delays in customer purchasing cycles in response to our introduction of new products or product transitions. For example, a product transition caused some of our customers to lengthen their purchasing decision in the first quarter of 2012 as they spent time evaluating new models. In addition, we experienced extended sales cycles in the first quarter of 2012 as some of our customers evaluated our SteelFusion (formerly Granite) product;

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

•	our ability to realize the anticipated benefits of any strategic transaction undertaken by us, including any acquisition, divestiture, partnership, commercial agreement, or investment;

•	the timing of product releases or upgrades by us or by our competitors;

•	any significant changes in the competitive dynamics of our markets, including new entrants or substantial discounting of products;

•	our ability to control costs, including our operating expenses and the costs of the components we purchase;

•	our ability to timely and effectively implement, and realize the anticipated benefits of, any restructuring plans, including those announced in October 2014;

•	any component shortages or price fluctuations in our supply chain;

•	our ability to establish and maintain successful relationships with channel partners, and the effectiveness of any changes we make to our distribution model;

•	any decision to increase or decrease operating expenses in response to changes in the marketplace or perceived marketplace opportunities;

•	our ability to derive benefits from our investments in sales, marketing, engineering or other activities;

•	our ability to successfully work with partners on combined solutions, including with respect to product validation, marketing, selling and support;

•	volatility in our stock price, which may lead to higher stock compensation expenses;

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
If the Merger does not occur, it could have a material adverse effect on our business, results of operations, financial condition and stock price.
Completion of the Merger is subject to the satisfaction of various conditions, including the receipt of approvals from our stockholders and from government or regulatory agencies. There is no assurance that all of the various conditions will be satisfied, or that the Merger will be completed on the proposed terms, within the expected timeframe, or at all.
The Merger gives rise to inherent risks that include:

•	pending stockholder litigation that could prevent or delay the Merger or otherwise negatively impact our business and operations;

•	the price of our common stock will change if the Merger is not completed to the extent that the current market price of our stock reflects an assumption that the Merger will be completed;

•
the amount of cash to be paid under the agreement governing the Merger is fixed and will not be adjusted for changes in our business, assets, liabilities, prospects, outlook, financial condition or results of operations or in the event of any change in the market price of, analyst estimates of, or projections relating to, our common stock;

•
legal or regulatory proceedings, including regulatory approvals from various domestic and foreign governmental entities (including any conditions, limitations or restrictions placed on these approvals) and the risk that one or more governmental entities may delay or deny approval, or other matters that affect the timing or ability to complete the transaction as contemplated;

•	the ability of Thoma Bravo and its affiliates to obtain the necessary funds to complete the Merger;

•	the possibility of disruption to our business, including increased costs and diversion of management time and resources;

•	difficulties maintaining business and operational relationships, including relationships with customers, suppliers, and other business partners;

•	the inability to attract and retain key personnel pending consummation of the Merger;

•	the inability to pursue alternative business opportunities or make changes to our business pending the completion of the Merger;

•	the requirement to pay a termination fee of $126 million if we terminate the agreement governing the Merger under certain circumstances;

•	developments beyond our control including, but not limited to, changes in domestic or global economic conditions that may affect the timing or success of the Merger; and

•
the risk that if the Merger is not completed, the market price of our common stock could decline, investor confidence could decline, shareholder litigation could be brought against us, relationships with customers, suppliers and other business partners may be adversely impacted, we may be unable to retain key personnel, and profitability may be adversely impacted due to costs incurred in connection with the proposed Merger.

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
In January 2014, we announced that our Board of Directors had rejected an unsolicited proposal by Elliott Management Corporation (Elliott) to acquire all of our outstanding shares of common stock, and Elliott has made several public statements that were critical of the Board of Directors, Riverbed, and our management team. Perceived uncertainties as to our future direction as a result of stockholder activism, potential changes to the composition of the Board of Directors, or other developments may lead to the perception of a change in the direction of our business or other instability, which may be exploited by our competitors, cause concern to our current or potential customers, and make it more difficult to attract and retain qualified personnel. If customers choose to delay, defer or reduce transactions with us or do business with our competitors instead of us because of any such issues, then our business, operating results, and financial condition would be adversely affected.
We rely heavily on channel partners to sell our products. Disruptions to, or our failure to effectively implement, develop and manage, our distribution channels and the processes and procedures that support them could harm our business.
Our future success is highly dependent upon establishing and maintaining successful relationships with a variety of channel partners, including value-added resellers, value-added distributors, service providers, and systems integrators. A substantial majority of our revenue (90% in 2014 and 85% in 2013) is derived from indirect channel sales and we expect indirect channel sales to continue to account for a substantial majority of our total revenue. We employ a two-tier distribution strategy, as part of a larger effort to scale our reach and better serve the needs of our channel. Our revenue depends in large part on the effective performance of these channel partners, and changes to our distribution model, the loss of a channel partner, or the reduction in sales to our channel partners could materially reduce our revenues and gross margins. By relying on indirect channels, we may have little or no contact with the ultimate users of our products, thereby making it more difficult for us to establish brand awareness, ensure proper delivery and installation of our products, service ongoing customer requirements, and respond to evolving customer needs. In addition, we recognize a large portion of our revenue based on a sell-through model using information regarding the end user customers that is provided by our channel partners. If those channel partners provide us with inaccurate or untimely information, the amount or timing of our revenues could be adversely impacted. For example, we have encountered delays with certain partners where internal processing issues have prevented that partner from providing a purchase order to us in a timely manner.
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
Customers may also defer purchases as a result of anticipated or announced releases of new products or enhancements by our competitors or by us. In the past, we experienced delays in customer purchasing cycles in response to our introduction of new products or product transitions; we expect that this trend will continue in the future. Product purchases may be, and in the recent past have been, delayed by the volatile U.S. and global economic environment, which introduced additional risk into our ability to accurately forecast sales in a particular quarter. If sales expected from a specific customer for a particular quarter are not realized in that quarter or at all, revenue will be harmed and we may miss our stated guidance for that period.
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
During 2012 we acquired OPNET. We have made other acquisitions of businesses, products or technologies, and in the future we may acquire additional businesses, products, or technologies. Our ability as an organization to integrate acquisitions is unproven. Any acquisitions that we complete may not ultimately strengthen our competitive position or achieve our goals, or the acquisition may be viewed negatively by customers, financial markets or investors. In addition, we may encounter difficulties in integrating personnel, operations, technologies, or products from the acquired businesses and in retaining and motivating key personnel from these businesses. We may also encounter difficulties in maintaining uniform standards, controls, procedures, and policies across locations, or in managing geographically or culturally diverse locations. We may experience significant problems or liabilities associated with acquired or integrated product quality or technology. Acquisitions may disrupt our ongoing operations, divert management from day-to-day responsibilities and increase our expenses. Acquisitions may reduce our cash available for operations and other uses and could result in an increase in amortization expense related to identifiable assets acquired, potentially dilutive issuances of equity securities or the incurrence of debt.
We rely on third parties to perform shipping and other logistics functions on our behalf. A failure or disruption at a logistics partner would harm our business.
We use third-party logistics partners to perform storage, packaging, shipment and handling for us. It is time-consuming and costly to qualify and implement relationships with new logistics partners. Therefore, if one or more of our logistics partners suffers an interruption in its business, or experiences delays, disruptions, or quality control problems in its operations, or we choose to change or add additional logistics partners, our ability to ship products to our customers would be delayed and our business, operating results and financial condition would be adversely affected.
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
In addition, a portion of our manufacturing is performed overseas and is subject to risks associated with doing business in other countries.
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

In the years ended December 31, 2014, 2013, and 2012, we derived 43%, 41% and 45%, respectively, of our revenue from customers outside the U.S. We have personnel in numerous countries worldwide. We expect to continue to add personnel in additional countries. Our international sales and operations makes us subject to various U.S. and international laws and regulations, including those relating to antitrust, data protection, and business dealings with both commercial and governmental officials and organizations. Our international sales and operations subject us to a variety of additional risks, including:

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
Developing our products is expensive, and the investment in product development may involve a long payback cycle or may not generate additional revenue at all. For the year ended December 31, 2014, our research and development expenses were $205.6 million, or approximately 19% of our total revenue. Our future plans include significant investments in research and development and related product opportunities. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. These investments may take several years to generate positive returns, if ever.
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
Our WAN optimization products are designed to remove the redundancy associated with repeated data requests over a WAN, either through a private network or a virtual private network (VPN). The ability of our WAN optimization products to reduce redundancy depends on our products' ability to recognize the data being requested. Our WAN optimization products currently detect and decrypt some forms of encrypted data. Since most organizations currently encrypt most of their data transmissions only between sites and not on the LAN, the data is not encrypted when it passes through our WAN optimization products. For those organizations that elect to encrypt their data transmissions from the end-user to the server in a format that we are not able to decrypt, our WAN optimization products will offer limited performance improvement unless we are successful in incorporating additional functionality into our products that address those encrypted transmissions. Our failure to provide such additional functionality could limit the growth of our business and harm our operating results.
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
Our products are highly technical and may contain undetected software or hardware errors or security vulnerabilities. These errors or security vulnerabilities, and any related claims against our products, could cause harm to our reputation and our business.
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
We sell our products directly or indirectly to the United States government and, in connection with such sales, we must comply with complex federal procurement and related laws and regulations, which may impose added costs on our business. For the year ended December 31, 2014, approximately 9.9% of our sales constituted sales made directly or indirectly to the United States government. The federal government audits and reviews the performance of federal contractors regarding contract terms, pricing practices, cost structure, and compliance with applicable laws, regulations and standards. Such an audit could result in an adverse finding, including a finding that we overcharged the government or failed to comply with applicable laws, regulations and standards. If a government audit or other investigation results in an adverse finding or uncovers improper or illegal activities, we may be required to restate previously reported operating results or we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines, and suspension or debarment from doing business with United States federal government agencies. We could face additional expense and delay if any of our competitors, or competitors of the prime contractors to which we serve as subcontractors, protest or challenge contract awards made to us or to our prime contractors pursuant to competitive bidding. In addition, United States government contracts contain provisions and are subject to laws and regulations that provide government customers with rights and remedies not typically found in commercial contracts; these remedies include rights to terminate for convenience on short notice, reduce or modify contracts or subcontracts, and claim rights in products and technology produced by us.
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
We are exposed to risks from legislation requiring companies to evaluate internal control over financial reporting.
The Sarbanes-Oxley Act requires that we test our internal control over financial reporting and disclosure control and procedures. In particular, for the year ended December 31, 2014, we performed system and process evaluation and testing of our internal control over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our compliance with Section 404 requires that we incur substantial expense and expend significant management time on compliance-related issues. Moreover, if we are not able to comply with the requirements of Section 404 in the future, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock may decline and we could be subject to sanctions or investigations by the Nasdaq Stock Market's Global Select Market, the SEC or other regulatory authorities, which would require significant additional financial and management resources.
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
We are exposed to financial risk associated with the global financial markets, including volatility in interest rates and uncertainty in the credit markets. Our exposure to market rate risk for changes in interest rates relates primarily to the outstanding balance of our $600.0 million credit facility and our investment portfolio. The primary objective of our investment activities is to preserve principal, maintain adequate liquidity and portfolio diversification while at the same time maximizing yields without significantly increasing risk. However, the valuation of our investment portfolio is subject to uncertainties that are difficult to predict. Factors that may impact its valuation include changes to credit ratings of the securities that we hold, interest rate changes, the ongoing strength and quality, and recent instability, of the global credit market, and liquidity. If the carrying value of our investments exceeds the fair value, and the decline in fair value is deemed to be other-than-temporary, we will be required to write down the value of our investments. Additionally, instability and uncertainty in the financial markets, as has been recently experienced, could result in the incurrence of significant realized or impairment losses associated with certain of our investments, which would reduce our net income.
If we need additional capital in the future, it may not be available to us on favorable terms, or at all.
We have historically relied on outside financing and cash flow from operations to fund our operations, capital expenditures and expansion, most recently through establishment of a $600.0 million credit facility. We may require additional capital from equity or debt financing in the future to fund our operations or respond to competitive pressures or strategic opportunities. We may not be able to secure timely additional financing on favorable terms, or at all. The terms of our current senior secured credit facility include certain covenants that limit future borrowings and require that certain payments, investments and acquisitions meet defined leverage ratios, and any additional financing may place additional limits on our financial and operating flexibility. The terms of our current senior secured credit facility include financial covenants that require the maintenance of minimum consolidated interest coverage and maximum consolidated leverage ratios. If we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us, if and when we require it, our ability to grow or support our business and to respond to business challenges could be significantly limited.
We have taken on significant debt, which will decrease our business flexibility and increase our interest expense.
We currently have a balance of $510.0 million related to our $600.0 million credit facility. This debt, together with certain covenants imposed on us in connection with incurring this debt, among other things, limits how we conduct our business, reduces our flexibility to respond to changing business and economic conditions and increases our interest expense. Our ability to pay interest and repay the principal for our indebtedness is dependent upon our ability to manage our business operations, generate sufficient cash flows to service such debt and the other factors discussed in this section. There can be no assurance that we will be able to manage any of these risks successfully.  We may also need to refinance a portion of our outstanding debt as it matures. There is a risk that we may not be able to refinance existing debt or that the terms of any refinancing may not be as favorable as the terms of our existing debt. Furthermore, if prevailing interest rates or other factors at the time of refinancing result in higher interest rates upon refinancing, then the interest expense relating to that refinanced indebtedness would increase.  In addition, the covenants in our credit facility limit our ability to, among other things, obtain additional financing, make acquisitions or other investments, repurchase our stock or pay dividends. These limitations could adversely affect our financial condition and results of operations.
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
The trading prices of the securities of technology companies, including our own, have been highly volatile. Further, our common stock has a limited trading history. Since our initial public offering in September 2006 through December 31, 2014, our stock price, after adjusting for our 2:1 stock split in the form of a stock dividend effected in November 2010, has fluctuated from a low of $3.55 to a high of $44.70. The market price of our common stock has at times reflected a higher multiple of expected future earnings than many other companies. As a result, even small changes in investor expectations regarding our future growth and earnings, whether as a result of actual or rumored financial or operating results, changes in the mix of products and services sold, acquisitions, industry changes, or other factors, could result in, and have recently resulted in, significant fluctuations in the market price of our common stock.
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

•	significant sales or purchases, or announcement of significant sales or purchases, of our common stock by us or our stockholders, including our directors and executive officers;

•	announcements by or about us regarding events or news adverse to our business;

•	market conditions in our industry, the industries of our customers and the economy as a whole;

•	adoption or modification of regulations, policies, procedures or programs applicable to our business;

•	actions taken by stockholders and others, including in connection with a potential offer to acquire us;

•	an announced acquisition of or by a competitor;

•	an announced acquisition of or by us. For example, our stock price declined immediately after the announcement by us of our intention to acquire OPNET; and

•	the failure to consummate the Merger.

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
On November 11, 2013, we implemented a stockholder rights plan, also called a poison pill, which may have the effect of discouraging or preventing a change of control of us by, among other things, making it uneconomical for a third-party to acquire us on a hostile basis. In November 2014, we extended the expiration of the rights plan until November 2015.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
We lease approximately 167,000 square feet of office space in San Francisco, California, for our worldwide corporate headquarters. We lease a research and development facility of approximately 82,000 square feet of office space in Bethesda, MD held under two leases. We lease a research and development facility of approximately 67,000 square feet of office space in Sunnyvale, California. These leases expire starting in 2016 through 2024. We maintain support centers in New York, the San Francisco Bay Area, Bethesda, Amsterdam, London, Singapore, Sydney and Tokyo, and sales offices in multiple locations worldwide. We believe that our current facilities are suitable and adequate to meet our current needs.

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
In connection with the merger agreement and the transactions contemplated thereby, ten purported class action lawsuits have been filed. Seven complaints, captioned Gary Merryman, Individually and On Behalf of All Others Similarly Situated v. Riverbed Technology, Inc., et al., filed on December 19, 2014 and amended on January 21, 2015, Kamesh Bathla, On Behalf of Himself and All Others Similarly Situated v. Riverbed Technology, Inc. et al., filed on December 22, 2014 and amended on January 14, 2015, Domenico Carlucci, Individually and On Behalf of All Others, Similarly Situated v. Riverbed Technology, Inc. et al., filed on December 23, 2014 and amended on January 15, 2015, First Financial Trust, Individually and On Behalf of All Others Similarly Situated v. Riverbed Technology, Inc. et al., filed on December 23, 2014, Gerard Byrne, Individually and On Behalf of All Others Similarly Situated v. Boustridge et al., filed on December 24, 2014, Richard Krol, On Behalf of Himself and All Others Similarly Situated v. Riverbed Technology, Inc. et al., filed on January 8, 2015 and amended on January 15, 2015, and David Jessen v. Riverbed Technology, Inc. et al., filed on January 15, 2015, were filed in the Court of Chancery of the State of Delaware. On January 30 and February 2, 2015, the Delaware actions were consolidated as In Re Riverbed Technology Inc. Shareholder Litigation. Two complaints, captioned Ken Steiger, On Behalf of Himself and All Others Similarly Situated v. Riverbed Technology, Inc., et al., filed on January 16, 2015, and Louis Benson, On Behalf of Himself and All Others Similarly Situated v. Riverbed Technology, Inc., et al., filed January 20, 2015, were filed in the San Francisco Superior Court, in the State of California. One complaint captioned Seth Olson, Individually and On Behalf of All Others Similarly Situated v. Riverbed Technology, Inc., et al., filed February 5, 2015, was filed in the United States District Court for the Northern District of California, San Francisco Division. In general, the complaints assert that, among other things, the members of the Board of Directors breached their fiduciary duties to stockholders by initiating a process that undervalues Riverbed, by agreeing to a transaction that does not adequately reflect Riverbed’s true value, and/or by failing to disclose material information relating thereto, and that Riverbed, Newco, Merger Sub, Thoma Bravo, Ontario Teachers’ Pension Plan Board, and/or Elliott aided and abetted the Board of Directors’ breaches of fiduciary duties. The federal complaint further asserts violations of federal securities laws related to the dissemination of the purportedly false and materially misleading proxy and seeks a declaration that certain provisions in the Company’s amended and restated bylaws concerning forum selection and fee shifting are invalid. The complaints generally seek to enjoin the merger or, alternatively, seek rescission of the merger in the event the defendants are able to consummate it. We intend to vigorously contest these claims.
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

	Fiscal Year 2014		Fiscal Year 2013
	High	Low	High	Low
First Quarter	$22.76	$17.57	$21.39	$14.46
Second Quarter	$20.78	$18.47	$16.75	$13.83
Third Quarter	$20.87	$17.50	$17.94	$14.43
Fourth Quarter	$21.00	$16.71	$19.38	$13.77
The last reported sale price for our common stock on the Nasdaq Global Select Market was $20.82 per share on February 6, 2015.
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
On November 10, 2013, our Board authorized and declared a dividend distribution of one right (a Right) for each outstanding share of common stock, par value $0.0001 per share (the Common Shares), of Riverbed to stockholders of record at the close of business on November 21, 2013 (the Record Date). Each Right entitles the registered holder to purchase from us one one-thousandth of a share of Series A Participating Preferred Stock, par value $0.0001 per share (the Preferred Shares), of Riverbed at an exercise price of $75.00 per one one-thousandth of a Preferred Share, subject to adjustment (the Exercise Price). The complete terms of the Rights are set forth in a Preferred Shares Rights Agreement (the Rights Agreement), dated as of November 11, 2013 and as amended November 27, 2013, between us and Computershare Trust Company, N.A., as rights agent. Subject to certain exceptions specified in the Rights Agreement, the Rights will separate from the Common Shares and become exercisable following (i) the 10th business day (or such later date as may be determined by the Board) after the public announcement that a person or group of affiliated or associated persons (an Acquiring Person) has acquired beneficial ownership of 10% (or 20% in the case of certain institutional investors who report their holdings on Schedule 13G) or more of the Common Shares or (ii) the 10th business day (or such later date as may be determined by the Board) after a person or group announces a tender or exchange offer that would result in ownership by a person or group of 10% (or 20% in the case of certain institutional investors who report their holdings on Schedule 13G) or more of the Common Shares. Until such a time, the Rights are inseparable from our common stock. The Rights have a de minimus fair value. In November 2014, the expiration of the Rights Agreement was extended to November 11, 2015.
Stockholders
As of January 29, 2015, there were 184 registered stockholders of record of our common stock. Because many of our shares of common stock are held by brokers or other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by the record holders.

Stock Performance Graph
The graph set forth below compares the cumulative total stockholder return on our common stock between December 31, 2009 and December 31, 2014, with the cumulative total return of (i) the Nasdaq Computer Index and (ii) the Nasdaq Composite Index, over the same period. This graph assumes the investment of $100 on December 31, 2009 in our common stock, the Nasdaq Computer Index and the Nasdaq Composite Index, and assumes the reinvestment of dividends, if any. We have never paid dividends on our common stock and have no present plans to do so.
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
On August 19, 2011, our Board authorized a Share Repurchase Program (the Program), which authorizes us to repurchase up to $150.0 million of our outstanding common stock. On May 17, 2012, our Board approved a $150.0 million increase to the Program. On August 19, 2013, the Board announced a $200.0 million increase to the Program. On March 4, 2014, the Board announced a $250.0 million increase, for a total authorized repurchase amount under the program of $750.0 million. The Program does not require us to purchase a minimum number of shares, and may be suspended, modified or discontinued at any time without prior notice. The timing and amounts of these purchases are based on market conditions and other factors, including price, regulatory requirements and capital availability. The share repurchases were financed by available cash balances and cash from operations.
There were no share repurchases under the repurchase program during the three months ended December 31, 2014. The amount remaining available under the program was $192.2 million as of December 31, 2014.

Item 6.	Selected Financial Data
The following selected consolidated financial data should be read in conjunction with our audited consolidated financial statements and related notes thereto and with Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are included in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended December 31, 2014, 2013 and 2012, and the selected consolidated balance sheet data as of December 31, 2014 and 2013 are derived from, and are qualified by reference to, the audited consolidated financial statements included in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended December 31, 2010 and 2009, and the consolidated balance sheet data as of December 31, 2011, 2010 and 2009 are derived from audited consolidated financial statements, which are not included in this Annual Report on Form 10-K.

(in thousands, except per share amounts)	Year ended December 31,
	2014	2013	2012	2011	2010
Consolidated Statement of Operations Data:
Revenue:
Product	$605,414	$614,498	$548,141	$501,376	$380,277
Support and services	483,794	426,535	288,719	225,100	171,612
Total revenue	1,089,208	1,041,033	836,860	726,476	551,889
Cost of revenue:
Cost of product (1) (2)	150,032	164,774	124,406	105,150	81,998
Cost of support and services (1) (2)	131,878	117,157	80,412	68,925	50,750
Total cost of revenue (1) (2)	281,910	281,931	204,818	174,075	132,748
Gross profit	807,298	759,102	632,042	552,401	419,141
Operating expenses
Sales and marketing (1) (2)	454,945	469,200	328,657	272,635	225,052
Research and development (1) (2)	205,591	189,654	146,108	122,964	87,117
General and administrative (1) (2)	76,535	73,339	60,594	59,699	47,382
Other costs (3)	21,927	18,322	726	5,211	3,343
Total operating expenses	758,998	750,515	536,085	460,509	362,894
Operating income	48,300	8,587	95,957	91,892	56,247
Interest expense and other, net (4)	46,570	(35,152)	(1,924)	154	724
Income (loss) before income taxes	94,870	(26,565)	94,033	92,046	56,971
Provision for (benefit from) income taxes	23,602	(14,147)	39,436	28,239	22,813
Net income (loss)	$71,268	$(12,418)	$54,597	$63,807	$34,158
Net income (loss) per common share:
Basic	$0.45	$(0.08)	$0.35	$0.41	$0.24
Diluted	$0.44	$(0.08)	$0.33	$0.38	$0.22
Shares used in computing net income (loss) per common share:
Basic	158,680	162,707	156,205	154,411	145,012
Diluted	163,192	162,707	164,570	166,900	155,999

(1)	Includes stock-based compensation and related payroll tax expenses as follows:

	Year ended December 31,
(in thousands)	2014	2013	2012	2011	2010
Cost of product	$1,491	$1,241	$1,011	$1,075	$578
Cost of support and services	8,948	9,015	7,080	7,001	5,805
Sales and marketing	36,677	41,752	36,639	38,249	30,529
Research and development	29,615	26,157	29,734	29,599	20,616
General and administrative	15,885	14,636	18,007	21,275	16,420
Total stock-based compensation and related payroll tax expenses	$92,616	$92,801	$92,471	$97,199	$73,948

(2)
Costs of revenue and operating expenses include recurring costs resulting from acquisitions including amortization of purchased intangibles, retention bonuses for acquired employees, termination benefits, and contingent consideration to be paid to employees recorded as compensation expense. Operating expenses also include rent expense related to an operating lease not in service and professional fees associated with non-routine corporate governance and shareholder matters. These costs by expense category are as follows:

	Year ended December 31,
(in thousands)	2014	2013	2012	2011	2010
Cost of product	$44,250	$50,170	$16,411	$9,916	$3,883
Cost of support and services	9,238	9,138	125	—	—
Sales and marketing	80,458	98,308	10,964	5,229	2,481
Research and development	30,668	26,577	1,807	2,858	1,005
General and administrative	19,779	15,832	23	26	324
Total costs	$184,393	$200,025	$29,330	$18,029	$7,693

(3)
The Other costs in operating expenses include transaction costs associated with our acquisitions and dispositions, integration and acquisition-related costs associated with our acquisitions, restructuring costs and changes in the fair value of acquisition-related contingent consideration. Transaction costs include professional service fees for advisory, legal, tax and accounting services directly associated with our acquisitions or dispositions, including costs incurred in connection with the Merger. Integration and acquisition-related costs are professional service fees, management consulting, acquired employee retention bonuses, one-time termination benefits, facility exit costs and other non-recurring, or redundant costs to integrate acquired companies into Riverbed’s systems and operations. Restructuring costs in 2014 include one-time employee termination costs related to a reduction in total staff of approximately 80 people, or 3% of the total workforce and facilities exit costs. The change in fair value of the acquisition-related contingent consideration is primarily related to the final adjustment based on the actual results as compared to the forecasted results as of the acquisition date and subsequent quarters related to the Zeus acquisition.

(4)
Fiscal year 2014 includes a $57.5 million gain on the sale of assets related to the SteelStore product line (see Note 2 - Acquisitions and Dispositions in the Notes to Consolidated Financial Statements). Fiscal year 2013 includes a $12.3 million write-off of deferred debt issuance costs related to the pay-off of the 2012 Credit Facility (see Note 14 - Borrowings in the Notes to Consolidated Financial Statements). Fiscal year 2012 and 2011 include foreign exchange losses related to the revaluation of the acquisition-related transactions.

	As of December 31,
(in thousands)	2014	2013	2012	2011	2010
Consolidated Balance Sheet Data
Cash and cash equivalents	$296,384	$208,022	$280,509	$215,476	$165,726
Short and long-term investments	317,522	324,014	249,081	377,887	335,414
Working capital	342,909	268,303	309,973	350,856	374,898
Total assets	1,926,488	1,897,598	2,024,339	1,031,199	736,081
Total borrowings	510,000	525,000	572,141	—	—
Common stock and additional paid-in-capital	649,697	702,928	757,777	631,921	518,052
Stockholders’ equity	840,596	828,639	894,222	711,064	537,420

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Overview
We were founded in May 2002 by experienced industry leaders with a vision to improve the performance of wide-area distributed computing. We began commercial shipments of our SteelHead products in May 2004 and have since sold our products to approximately 26,000 customers worldwide, including customers resulting from acquisitions. We have two product lines:

•
Application Acceleration product line, which includes our wide area network (WAN) optimization products, including SteelHead and SteelFusion (formerly Granite), SteelApp (formerly Stingray; In February 2015, Riverbed and Brocade signed a definitive agreement pursuant to which Brocade will, at closing, purchase the SteelApp product line) virtual application delivery controllers (ADCs); and SteelStore (formerly Whitewater) cloud storage delivery products (which were sold to NetApp, Inc. on October 27, 2014); and

•
Performance Management product line, which includes our SteelCentral performance management and control suite. The Performance Management product line combines our former Cascade products and the products acquired from OPNET.

We are headquartered in San Francisco, California. Our personnel are located throughout the U.S. and in more than 35 countries worldwide.
In October 2014, we sold our SteelStore product line to NetApp for $80.0 million. The revenues and costs of this product line are included in our results of operations through October 27, 2014. Revenues from the SteelStore product line were $4.6 million, $4.4 million, and $2.0 million in the years ended December 31, 2014, 2013 and 2012, respectively.
On December 14, 2014, we entered into a Merger Agreement to be acquired by the private equity investment firm Thoma Bravo for $21.00 in cash per outstanding common share. Consummation of the Merger is subject to customary closing conditions, including, without limitation, the absence of certain legal impediments, the expiration or termination of the required waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, antitrust regulatory approval in Germany, review and clearance by the Committee on Foreign Investment in the United States, and approval by the Company’s stockholders. See Note 1 - Organization and Significant Accounting Policies in the Notes to Consolidated Financial Statements for additional details.
On February 4, 2015, we entered into a definitive agreement with Brocade for the sale of our SteelApp product line. Revenues from the sale of the SteelApp products and services to be divested were $31.1 million, $35.8 million, and $28.4 million in 2014, 2013, and 2012, respectively.
The transactions noted above are part of the evaluation of strategic and financial alternatives that was undertaken by the Company and previously announced on October 9, 2014. The decision by our Board of Directors to evaluate strategic and financial alternatives was based on a number of factors, including but not limited to the recent slowing of growth rates of the Company’s product lines, the ongoing integration of the OPNET acquisition and market awareness and adoption rates of these areas of our broadened product portfolio.

The Riverbed Strategy
Our goal is to develop solutions that are widely recognized as the preeminent performance and efficiency standard for organizations of all sizes and geographies. Key elements of our strategy include:

•
Enhance our customers’ performance - Riverbed is the performance company. Our vision is to provide the most complete platform to give enterprises the visibility to deliver, control, and optimize IT resources across the hybrid enterprise. The Riverbed Application Performance Platform is a set of software solutions that help ensure applications perform as expected, data is always available when needed, and performance issues are diagnosed and cured before end users even notice.

•
Maintain and extend our technological advantages - We believe that we offer the broadest ability to enable rapid and reliable access to applications and data for our customers. We intend to enhance our position as a leader and innovator in the WAN optimization, branch converged infrastructure, and performance management markets. We also intend to continue to sell new capabilities, such as our solutions oriented toward cloud environments, into our installed base and to new customers. Continuing investments in research and development are critical to maintaining our technological advantage.

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

Major Trends Affecting Our Financial Results
Company Outlook
We believe that our current value proposition, which enables customers to improve the performance of their applications and access to their data across WANs by integrating performance acceleration and performance management solutions, while also offering the ability to simplify IT infrastructure and realize significant capital and operating cost savings, should allow us to continue to grow our business. Our product revenue growth rate will depend significantly on continued growth in the WAN optimization, APM, and NPM markets, our ability to continue to attract new customers in those markets and our ability to generate additional sales from existing customers. Our growth in support and services revenue is dependent upon increasing the number of products under support contracts, which is dependent on both growing our installed base of customers and renewing existing support contracts. Our future profitability and rate of growth will be directly affected by the continued acceptance of our products in the marketplace, as well as the timing and size of orders, product mix, average selling prices and costs of our products and general economic conditions. The largest component of our expenses is typically personnel costs. Personnel costs consist of salaries, benefits and incentive compensation for our employees, including commissions for sales personnel and stock-based compensation.
Revenue
Our revenue has grown rapidly since we began shipping products in May 2004, increasing from $2.6 million in 2004 to $1.1 billion in 2014. Revenue grew by 5% in 2014 from $1.0 billion in 2013. In 2013, revenue was favorably impacted by $159.9 million as compared to 2012 related to our acquisition of OPNET in December 2012.
Costs and Expenses
Operating expenses consist of sales and marketing, research and development, general and administrative expenses, and acquisition-related costs. Personnel-related costs, including stock-based compensation, are the most significant component of each of these expense categories. The increase in operating expenses in 2013 as compared to 2012 was primarily from our OPNET acquisition, including acquisition related amortization of acquired intangibles of $48.4 million and acquisition and integration related costs of $18.3 million.
On October 9, 2014, we announced that we have initiated a plan in order to reduce annual costs by $20 million to $25 million and improve annual operating margins by 1% to 2%. We consolidated and eliminated certain outside services and streamlining our sales and marketing efforts to better align with the business needs. We reduced our work force by approximately 80 positions worldwide. The actions related to our restructuring efforts were substantially completed by the end of the fourth quarter of 2014. During 2014, we recorded restructuring charges of $5.2 million. See Note 10 - Restructuring in the Notes to Consolidated Financial Statements.
Stock-based Compensation Expense
Stock-based compensation expense and related payroll taxes were $92.6 million, $92.8 million, and $92.5 million in the years ended December 31, 2014, 2013 and 2012 respectively. We expect to continue to incur increasing stock-based compensation expense as we expect stock-based compensation to continue to play an important part in the overall compensation structure for our employees.
Stock-based compensation expense and related payroll tax were as follows:

	Year ended December 31,
(in thousands)	2014	2013	2012
Cost of product	$1,491	$1,241	$1,011
Cost of support and services	8,948	9,015	7,080
Sales and marketing	36,677	41,752	36,639
Research and development	29,615	26,157	29,734
General and administrative	15,885	14,636	18,007
Total stock-based compensation expense and related payroll taxes	$92,616	$92,801	$92,471
Acquisitions and Dispositions
On October 27, 2014, we sold our SteelStore product line to NetApp, Inc. for $80.0 million. The revenues and costs of this product line are included in our results of operations through October 27, 2014. Revenues from the SteelStore product line were $4.6 million, $4.4 million, and $2.0 million in the years ended December 31, 2014, 2013 and 2012, respectively.
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
During the year ended December 31, 2013, the OPNET acquisition contributed $159.9 million in revenue. The revenues of OPNET are included in our consolidated results for the periods presented subsequent to the acquisition date and are part of our Performance Management product line. Included in total Cost of product revenue for the year ended December 31, 2013 was OPNET acquisition-related intangible amortization of $32.9 million. Included in total operating expenses for the year ended December 31, 2013 was OPNET acquisition-related intangible amortization of $48.4 million.
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
Stock-Based Compensation
Stock-based awards granted include restricted stock units (RSUs), stock purchased under our Employee Stock Purchase Plan (the Purchase Plan), and stock options. Stock-based compensation expense is measured at the grant date, based on the fair value of the awards, and is recognized as expense over the requisite service period only for those equity awards expected to vest.
The fair value of the RSUs is determined based on the stock price on the date of grant. The fair value of the RSUs is amortized on a straight-line basis over the requisite service periods of the awards, which is generally three to four years. We estimated the fair value of stock purchased under our Purchase Plan and stock options using the Black-Scholes model. This model utilizes the estimated fair value of common stock and requires that, at the date of grant, we use the expected term of the grant, the expected volatility of the price of our common stock, risk-free interest rates and expected dividend yield of our common stock. The fair value is amortized on a straight-line basis over the requisite service periods of the awards, which is generally three to four years for stock options, and six months to two years for stock purchased under our Purchase Plan.
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
We are subject to periodic audits by the Internal Revenue Service and other taxing authorities. These audits may challenge certain tax positions we have taken, such as the timing and amount of deductions and allocation of taxable income to the various tax jurisdictions. Uncertain tax positions are accounted for in accordance with authoritative guidance, and may require significant management judgment in estimating final outcomes. Actual results could materially differ from these estimates and could significantly affect the effective tax rate and cash flows in future years.
Inventory Valuation
Inventory consists of hardware and related component parts and is stated at the lower of cost (on a first-in, first-out basis) or market. A portion of our inventory relates to evaluation units located at customer locations, as some of our customers test our equipment prior to purchasing. Inventory that is obsolete or in excess of our forecasted demand is written down to its estimated realizable value based on historical usage, expected demand, and with respect to evaluation units, the historical conversion rate, the age of the units, and the estimated loss of utility. Inherent in our estimates of market value in determining inventory valuation are estimates related to economic trends, future demand for our products, the timing of new product introductions and technological obsolescence of our products. Inventory write-downs, including estimated loss of utility on evaluation units, are recognized as cost of product and amounted to approximately $8.0 million, $11.2 million and $6.7 million for the years ended December 31, 2014, 2013 and 2012, respectively.
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

	Year ended December 31,
(dollars in thousands)	2014	2013	2012
Total Revenue	$1,089,208	$1,041,033	$836,860
Total Revenue by Type:
Product	$605,414	$614,498	$548,141
Support and services	$483,794	$426,535	$288,719
% Revenue by Type:
Product	56%	59%	65%
Support and services	44%	41%	35%
Total Revenue by Geography:
United States	$621,209	$611,469	$463,534
Other Americas	33,893	38,351	31,373
Americas	$655,102	$649,820	$494,907
Europe, Middle East and Africa	$292,714	$258,357	$225,652
Asia Pacific	$141,392	$132,856	$116,301
% Revenue by Geography:
United States	57%	59%	55%
Other Americas	3%	3%	4%
Americas	60%	62%	59%
Europe, Middle East and Africa	27%	25%	27%
Asia Pacific	13%	13%	14%
Total Revenue by Product Line:
Application Acceleration	$831,765	$807,469	$767,037
Performance Management	$257,443	$233,564	$69,823
% Revenue by Product Line:
Application Acceleration	76%	78%	92%
Performance Management	24%	22%	8%
Total Revenue by Sales Channel:
Direct	$110,327	$158,714	$43,526
Indirect	$978,881	$882,319	$793,334
% Revenue by Sales Channel:
Direct	10%	15%	5%
Indirect	90%	85%	95%
December 31, 2014 Compared to 2013:  Revenue increased by 5% in 2014 as compared to 2013 primarily due to growth in support and services revenue. Product revenue decreased by 1% in 2014, which was primarily due a decline in unit volume in our Application Acceleration product line. As of December 31, 2014 and 2013, our products had been sold to approximately 26,000 and 25,000 customers, respectively.
In October 2014, we sold our SteelStore product line to NetApp for $80 million. The revenues and costs of this product line are included in our results of operations through October 27, 2014. Revenues from the SteelStore product line were $4.6 million, $4.4 million, and $2.0 million in the years ended December 31, 2014, 2013 and 2012, respectively.
On February 4, 2015, we entered into a definitive agreement with Brocade for the sale of our SteelApp product line. Revenues from the sale of the SteelApp products and services to be divested were $31.1 million, $35.8 million, and $28.4 million in 2014, 2013, and 2012, respectively.
Substantially all of our customers purchase support when they purchase our products. Support and services revenue increased 13% in 2014 as compared to 2013. Support and services revenue as a percentage of total revenues increased over the prior year due to growth in our customer base. As our customer base grows, we expect our revenue generated from support and services to increase.

We derived 90% of our revenue from indirect channels in 2014 compared to 85% in 2013. The increase in the percentage of revenue from the indirect channels in 2014 as compared to 2013 was due to integration of the former OPNET direct sales into our channel. We expect indirect channel revenue to continue to represent a substantial majority of our revenue.
We generated 43% and 41% of our revenue in the years ended December 31, 2014 and 2013, respectively, from international locations outside of the United States (U.S.). The increase in international revenue as a percent of total revenue was due to growth in the European markets. We continue to expand into international locations and introduce our products in new markets and expect international revenue to increase in dollar amount over time.
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
Cost of support and service revenue consists of personnel costs of technical support and professional services, spare parts, and logistics services.
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

	Year ended December 31,
(dollars in thousands)	2014	2013	2012
Cost of revenue:
Cost of product	$150,032	$164,774	$124,406
Cost of support and services	131,878	117,157	80,412
Total cost of revenue	281,910	281,931	204,818

Gross profit	$807,298	$759,102	$632,042

Gross margin for product	75%	73%	77%
Gross margin for support and services	73%	73%	72%
Total gross margin	74%	73%	76%
December 31, 2014 Compared to 2013:    The total cost of product revenue decreased $14.7 million, or 8.9%, in the year ended December 31, 2014 compared to the year ended December 31, 2013, due primarily to a decrease in the amortization of acquisition-related intangible assets of $4.5 million, as the acquired intangibles from Mazu and Cace were fully amortized by the end of 2013, lower inventory write-downs of $4.4 million, lower product costs of $3.0 million, and lower logistics costs of $1.3 million.

Cost of support and services revenue increased $14.7 million, or 12.6%, primarily as a result of increased support revenue.
Gross margin was 74% in the year ended December 31, 2014 compared to 73% in the year ended December 31, 2013. Product gross margin increased to 75% in the year ended December 31, 2014 from 73% in the year ended December 31, 2013 primarily as a result of a decrease in amortization of acquisition-related intangible assets. Gross margin for support and services remained flat at 73% in both years ended December 31, 2014 and 2013.
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
Sales and Marketing Expenses
Sales and marketing expenses represent the largest component of our operating expenses and include personnel costs, sales commissions, marketing programs and facilities costs. Marketing programs are intended to generate revenue from new and existing customers, and are expensed as incurred. We plan to leverage our investments in sales and marketing with the intent to add new customers and increase penetration within our existing customer base by increasing channel penetration, building brand awareness and sponsoring marketing events. We expect future sales and marketing expenses to continue to be our most significant operating expense.

	Year ended December 31,
(dollars in thousands)	2014	2013	2012
Sales and marketing expenses	$454,945	$469,200	$328,657
Percent of total revenue	42%	45%	39%
December 31, 2014 Compared to 2013:    Sales and marketing expenses decreased by $14.3 million, or 3.0%, in the year ended December 31, 2014 compared to the year ended December 31, 2013, due to lower amortization of intangible assets of $12.9 million, lower marketing program costs of $3.0 million, and lower personnel costs of $2.2 million primarily due to lower commissions, offset by an increase in facilities- and information technology-related expenses of $5.2 million.
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
Research and Development Expenses
Research and development (R&D) expenses primarily include personnel costs and facilities costs. We expense R&D costs as incurred. We are devoting substantial resources to the continued development of additional functionality for existing products and the development of new products. We intend to continue to invest in our R&D efforts because we believe they are essential to maintaining our competitive position.

	Year ended December 31,
(dollars in thousands)	2014	2013	2012
Research and development expenses	$205,591	$189,654	$146,108
Percent of total revenue	19%	18%	17%
December 31, 2014 Compared to 2013:    R&D expenses increased by $15.9 million, or 8.4%, in the year ended December 31, 2014 compared to the year ended December 31, 2013, primarily due to increases in personnel-related costs of $10.2 million and increases in facilities and information technology-related expenses of $4.9 million. The increase in personnel costs, which include salaries, bonuses and related benefits and stock-based compensation, was primarily a result of higher average headcount.
2013 Compared to 2012:    R&D expenses increased by $43.5 million, or 29.8%, in the year ended December 31, 2013 compared to the year ended December 31, 2012, primarily due to increases in personnel costs of $36.8 million. The increase in personnel costs, which include salaries, bonuses and related benefits and stock-based compensation, was primarily a result of the OPNET acquisition.
General and Administrative Expenses
General and administrative (G&A) expenses consist primarily of compensation for personnel and facilities costs related to our executive, finance, human resources, information technology and legal organizations, and fees for professional services. Professional services include legal, audit and information technology consulting costs.

	Year ended December 31,
(dollars in thousands)	2014	2013	2012
General and administrative expenses	$76,535	$73,339	$60,594
Percent of total revenue	7%	7%	7%
December 31, 2014 Compared to 2013:    G&A expenses increased by $3.2 million, or 4.4%, in the year ended December 31, 2014 compared to the year ended December 31, 2013, primarily due to an increase of $3.9 million for professional service fees related to non-routine corporate governance and shareholder matters, offset by decrease in personnel-related costs.
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
Other Costs
Other costs include transaction costs associated with our acquisitions and dispositions, integration and acquisition-related costs associated with our acquisitions, restructuring costs and changes in the fair value of acquisition-related contingent consideration. Transaction costs include professional service fees for advisory, legal, tax and accounting services directly associated with our acquisitions or dispositions. Integration and acquisition-related costs are professional service fees, management consulting, acquired employee retention bonuses, one-time termination benefits, facility exit costs and other non-recurring, or redundant costs to integrate acquired companies into our systems and operations.

The following table summarizes the Other costs recognized in the years ended December 31, 2014, 2013 and 2012:

	Year ended December 31,
(in thousands)	2014	2013	2012
Transaction costs	$10,992	$—	$12,504
Integration and acquisition-related costs	5,688	18,322	3,412
Restructuring charges	5,247	—	—
Change in fair value of acquisition-related contingent consideration	—	—	(15,190)
Other costs	$21,927	$18,322	$726

During the years ended December 31, 2014 and 2013, we recorded Other costs of $21.9 million and $18.3 million, respectively. The 2014 transaction costs are expenses directly associated with the sale of the SteelStore product line, the SteelApp product line, and the Merger. The 2014 integration and acquisition-related costs are primarily legal fees related to our litigation with the former shareholders of Zeus. The 2014 restructuring costs include one-time employee termination costs of $4.3 million related to a reduction in total staff during the fourth quarter of 2014 of approximately 80 people, or 3% of the total workforce, and facilities exit costs of $0.9 million.
During the years ended December 31, 2013 we recorded Other costs of $18.3 million. The 2013 integration and acquisition-related costs are primarily costs to integrate OPNET into our systems and operations.
During the year ended December 31, 2012 we recorded Other costs of $0.7 million. The 2012 transaction costs and integration and acquisition-related costs are primarily related to the OPNET acquisition. The 2012 change in fair value of the acquisition-related contingent consideration is primarily related to the final adjustment based on the actual results as compared to the forecasted results as of the acquisition date and subsequent quarters related to the Zeus acquisition.
Interest Income
Interest income consists primarily of interest income on our cash and marketable securities. Cash has historically been invested in highly liquid investments with maturities at the date of purchase of 90 days or less such as time deposits held at major banks, commercial paper, U.S. government agency discount notes, money market mutual funds and other money market securities. Short and long-term investments consist of certificates of deposit, government-sponsored enterprise obligations, municipal bonds, treasury bills, commercial paper, and corporate bonds and notes.

	Year ended December 31,
(in thousands)	2014	2013	2012
Interest income	$1,264	$838	$1,645
December 31, 2014 Compared to 2013:    Interest income increased in the year ended December 31, 2014, primarily due to a slightly higher average balance of interest-bearing accounts. The weighted average interest rate applicable to our cash and investments balances was 0.23% and 0.18% in the year ended December 31, 2014 and 2013, respectively.
December 31, 2013 Compared to 2012:    Interest income decreased in the year ended December 31, 2013, primarily due to a lower average balance of interest-bearing accounts. The weighted average interest rate applicable to our cash and investments balances was 0.18% and 0.26% in the year ended December 31, 2013 and 2012, respectively.

Interest Expense and Other, Net
Interest expense and other, net consists primarily of interest expense on borrowings, write-off of deferred debt issuance costs, and foreign currency exchange gains or losses.

	Year ended December 31,
(in thousands)	2014	2013	2012
Interest expense	(11,146)	(23,744)	(959)
Write-off of deferred debt issuance costs	—	(12,268)	—
Foreign exchange gains (losses)	(999)	22	(2,610)
Interest expense and other, net	$(12,145)	$(35,990)	$(3,569)
December 31, 2014 Compared to 2013:    Interest expense and other, net, decreased in the year ended December 31, 2014, primarily due to lower interest expense related to the decrease in the borrowing rate negotiated in the 2013 Credit Facility (see Note 14 - Borrowings in the Notes to Consolidated Financial Statements). We expect interest expense in the future periods to be lower based on the paydown of the principal balance. We expect to experience fluctuations in foreign exchange gains and losses.
2013 Compared to 2012:   Interest expense and other, net, increased in the year ended December 31, 2013, primarily due to the interest expense of $23.7 million resulting from our entering into a December 2012 Credit Facility in connection with the acquisition of OPNET. In the fourth quarter of 2013, we wrote-off the deferred debt issuance costs of $12.3 million upon the pay-off of the 2012 Credit Facility and entered into a new 2013 Credit Facility (see Note 14 - Borrowings in the Notes to Consolidated Financial Statements).
Gain on Sale of Assets
During the year ended December 31, 2014, we recognized a gain on the sale of assets of $57.5 million related to the sale of the SteelStore product line to NetApp for $80.0 million in October 2014 (see Note 2 - Acquisitions and Dispositions in the Notes to Consolidated Financial Statements).
Provision for (Benefit from) Income Taxes
The provision for (benefit from) income taxes was $23.6 million, $(14.1) million, and $39.4 million for the years ended December 31, 2014, 2013, and 2012, respectively. Our income tax provision (benefit) consists of federal, foreign, and state income taxes. Our effective tax rate was 25%, 53%, and 42%, for the years ended December 31, 2014, 2013, and 2012, respectively.
For the year ended December 31, 2014, our effective tax rate differed from the federal statutory rate due to state taxes and significant permanent differences. Significant permanent differences included taxes in foreign jurisdictions with a tax rate different than the U.S. federal statutory rate, nondeductible stock-based compensation expense, intercompany transfer of intellectual property rights, the domestic production activities deduction, the federal R&D tax credit, and the disposition of non-deductible goodwill related to the sale of the SteelStore product line. Our effective tax rate in 2014 was lower than 2013 due to relatively higher pretax income, a favorable geographic mix of earnings between jurisdictions, and a change in estimate related to intercompany royalties. These benefits were partially offset by the disposition of non-deductible goodwill related to the sale of the SteelStore product line.
For the year ended December 31, 2013, our effective tax rate differed from the federal statutory rate due to state taxes and significant permanent differences. Significant permanent differences included taxes in foreign jurisdictions with a tax rate different than the U.S. federal statutory rate, nondeductible stock-based compensation expense, intercompany transfer of intellectual property rights, the domestic production activities deduction, and the federal R&D tax credit. Our effective tax rate in 2013 was higher than 2012 primarily due to state tax benefits related to a change in tax status of certain OPNET subsidiaries, tax benefits recognized as a result of the retroactive reinstatement of federal R&D tax credit, lower taxes on intercompany transfer of intellectual property, higher domestic production activities deduction and a favorable geographic mix of earnings between jurisdictions. These benefits were partially offset by higher non-deductible stock-based compensation expense.
For the year ended December 31, 2012, our effective tax rate differed from the federal statutory rate due to state taxes and significant permanent differences. Significant permanent differences arose primarily from taxes in foreign jurisdictions with a tax rate different than the U.S. federal statutory rate, non-deductible stock-based compensation expense, intercompany transfer of intellectual property rights, and non-deductible acquisition-related expenses.
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
We are subject to a reduced income tax rate in Singapore as a result of certain employment and spending commitments. The reduced tax rate is effective through 2020. For the years ended December 31, 2014, 2013 and 2012, we realized a tax benefit of $5.0 million ($0.03 per diluted share), $1.7 million ($0.01 per diluted share) and $3.8 million ($0.02 per diluted share), respectively.
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
Based on our forecasted future income allocated to California, it is more likely than not the California income tax credit carryforwards will not be utilized in the foreseeable future. Accordingly, we have established a full valuation allowance against the tax credits. The amount of the valuation allowance against the California credits was $12.6 million and $10.5 million, net of federal benefits, for the years ended December 31, 2014 and 2013, respectively.
During the year ended December 31, 2014, we reduced our current federal, foreign and state taxes payable by $2.3 million for the excess tax benefits from stock option exercises and other employee stock programs, offsetting additional paid-in capital. In addition, we have unrecorded excess tax benefits from stock option exercises and other employee stock programs of approximately $5.9 million as of December 31, 2014. These amounts will be credited to additional paid-in-capital when such amounts reduce cash taxes payable.
We are subject to income tax in the U.S. as well as numerous state and foreign jurisdictions. We are no longer subject to federal examinations for years before 2009. With the exception of several states, we are no longer subject to state and local income tax examinations for years before 2011, although carryforward attributes that were generated prior to 2011 may still be adjusted upon examination by the California Franchise Tax Board if the attributes either have been or will be used in a future period. In addition, we file tax returns in multiple foreign taxing jurisdictions. In our most significant foreign jurisdictions, the UK and Singapore, the open tax years range from 2011 to 2013.
Selected Quarterly Financial Data
The following table sets forth selected unaudited quarterly financial data for each of the eight quarters ended December 31, 2014. The data has been prepared on the same basis as the audited consolidated financial statements included in this Annual Report on Form 10-K, and reflects all necessary adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of this data. The results of historical periods are not necessarily indicative of the results of operations for a full year or any future period.

	For the three months ended
(in thousands, except per share data)	2014				2013
	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31
Total revenue	$283,392	$276,374	$264,026	$265,416	$283,261	$261,723	$249,910	$246,139
Gross profit	$210,753	$206,036	$195,005	$195,504	$211,485	$190,866	$179,554	$177,197
Net income (loss)	$49,731	$11,484	$6,765	$3,288	$8,395	$3,818	$(16,521)	$(8,110)
Net income (loss) per share-basic	$0.32	$0.07	$0.04	$0.02	$0.05	$0.02	$(0.10)	$(0.05)
Net income (loss) per share-diluted	$0.31	$0.07	$0.04	$0.02	$0.05	$0.02	$(0.10)	$(0.05)
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
Commencing with the first shipment of our products in the second quarter of 2004, revenue has increased each quarter over the prior year quarter, with the exception of the fourth quarter of 2014, due to increases in the number of products and support and services sold to new and existing customers and international expansion. Gross profit has increased each quarter over the prior year quarter in dollar amount, with the exception of the fourth quarter of 2014, where the increase was consistent with revenue growth. For the quarter ended December 31, 2014, Net income was impacted by a gain on the sale of the SteelStore product line of $57.5 million (see Note 2 - Acquisitions and Dispositions in the Notes to the Consolidated Financial Statements).
Liquidity and Capital Resources

(in thousands)	As of December 31,
	2014	2013	2012
Working capital	$342,909	$268,303	$309,973
Cash and cash equivalents	296,384	208,022	280,509
Short and long-term investments	317,522	324,014	249,081

	Year ended December 31,
(in thousands)	2014	2013	2012
Cash provided by operating activities	$227,682	$217,346	$239,263
Cash provided by (used in) investing activities	20,556	(104,047)	(654,383)
Cash provided by (used in) financing activities	(153,636)	(187,512)	477,407
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
Cash and cash equivalents, short-term investments and long-term investments as of December 31, 2014 were $613.9 million, an increase of $81.9 million as compared to December 31, 2013.
As of December 31, 2014 and 2013, $183.5 million and $93.8 million, respectively of the Company’s cash and cash equivalents, short-term and long-term investments were held by foreign subsidiaries and are generally based in U.S. dollar-denominated holdings. Amounts held by foreign subsidiaries are generally subject to U.S. income taxation on repatriation to the U.S.

Restricted cash primarily represents the $12.0 million escrow related to the sale of our SteelStore product line and collateralized letters of credit established in connection with lease agreements for our facilities. Current restricted cash, which is included in the Prepaid expenses and other current assets in the consolidated balance sheets, totaled $1.6 million and $3.3 million at December 31, 2014 and 2013, respectively. Long-term restricted cash totaled $20.6 million at December 31, 2014 and $9.1 million at December 31, 2013 and are included in Other assets in the Consolidated Balance Sheets.
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
Cash provided by operating activities increased by $10.4 million to $227.7 million in the year ended December 31, 2014 compared to $217.3 million in the year ended December 31, 2013. Cash provided from the statement of operations for the year ended December 31, 2014, after adjustments for certain non-cash income items, including depreciation and amortization, stock-based compensation expense, excess tax benefits from employee stock plans and deferred taxes, was $185.8 million, an increase in cash flow of $31.1 million from the $154.7 million from the prior year period. The increase in cash provided from the statement of operations was primarily due to improved profitability on higher revenue and lower interest expense on borrowings. Cash provided by operating activities associated with changes in operating assets and liabilities in the year ended December 31, 2014 was $41.9 million, a decrease of $20.7 million from the prior year period.
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
Cash Provided by (Used in) Investing Activities
Cash provided by investing activities primarily relate to proceeds from the sale and maturity of investments and cash provided from the sale of assets. Cash provided by (used in) investing activities was $20.6 million in the year ended December 31, 2014 compared to $104.0 million in the year ended December 31, 2013. Cash provided by investing activities in 2014 related to proceeds from the maturities of available for sale securities was $304.7 million and proceeds from sales of available for sale securities was $72.7 million, as compared to $299.7 million and $24.0 million in the prior year. Cash provided by the proceeds from the sale of the SteelStore product line was $65.8 million. Cash used in investing activities for the year ended December 31, 2014 included $49.3 million used for capital expenditures, $372.7 million used to purchase short-term and long-term available for sale securities and $0.7 million used for acquisitions. Cash used in investing activities in 2013 included $401.1 million used to purchase short-term and long-term available for sale securities, $25.6 million used for capital expenditures, and $1.0 million used for acquisitions.
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
Cash Provided by (Used in) Financing Activities
Cash used in financing activities was $153.6 million in the year ended December 31, 2014. Cash used for repurchases of common stock was $195.6 million in the year ended December 31, 2014 compared to $200.1 million in the year ended December 31, 2013. Cash provided from the exercise of stock options was $72.0 million in the year ended December 31, 2014 compared to $72.8 million in the year ended December 31, 2013, offset by cash provided from the excess tax benefit relating to employee stock plans of $7.4 million in the year ended December 31, 2014 compared to $8.6 million in the year ended December 31, 2013. In the year ended December 31, 2014, there were no additional borrowings of debt under the 2013 Credit Facility as compared to $521.2 million in the prior year. Payments made to pay down our debt borrowings were $15.0 million in the year ended December 31, 2014 as compared to $575.0 million in the prior year. Cash used to pay taxes on net share settlement of equity awards was $22.4 million in the year ended December 31, 2014 compared to $15.1 million in the prior year.
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
We believe that our net proceeds from operations, together with our cash and investments balance at December 31, 2014, will be sufficient to fund our projected operating requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of expansion into new territories, the timing of introductions of new products and enhancements to existing products, and the continuing market acceptance of our products.
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

Contractual Obligations
The following is a summary of our contractual obligations as of December 31, 2014:

	Year ending December 31,
	Total	2015	2016	2017	2018	2019	Thereafter
	(in thousands)
Contractual Obligations
Principal payments on borrowings	$510,000	$15,000	$30,000	$30,000	$435,000	$—	$—
Interest payments on borrowings (1)	37,116	10,107	9,836	9,200	7,973	—	—
Operating leases	198,304	28,634	27,145	25,303	23,645	21,328	72,249
Purchase obligations (2)	11,526	11,520	6	—	—	—	—
Total contractual obligations	$756,946	$65,261	$66,987	$64,503	$466,618	$21,328	$72,249

(1)
Assumes an interest rate of 2.0% over the term of the loan (see Note 14 - Borrowings in the Notes to Consolidated Financial Statements). The actual interest rate is a variable rate of interest based on LIBOR (with no floor) plus an applicable margin (varying from 1.25% to 2.00%).

(2)
Represents amounts associated with agreements that are enforceable, legally binding and specify terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of payment. Obligations under contracts that we can cancel without a significant penalty are not included in the table above.

As of December 31, 2014, we had $53.8 million of unrecognized tax benefits, including interest and penalties, related to uncertain tax positions. Because of the high degree of uncertainty regarding the settlement of these liabilities, we are unable to estimate the years in which future cash outflows may occur. As a result, this amount is not included in the table above.
Off-Balance Sheet Arrangements
At December 31, 2014 and 2013, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes, nor did we have any undisclosed material transactions or commitments involving related persons or entities.
Other
At December 31, 2014 and 2013, we did not have commercial commitments under lines of credit or standby repurchase obligations.
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
The effect of foreign currency fluctuations that are not hedged has two components: 1) the foreign currency translation adjustment from the revaluation of the foreign currency denominated balance sheets recorded in Accumulated other comprehensive income in the accompanying consolidated balance sheets and 2) the revaluation of foreign currency denominated intercompany balances recorded as foreign currency gain/(loss) and included in Interest expense and other, net in the accompanying consolidated statements of operations. The following table summarizes the amounts of foreign exchange gains (losses) from unhedged positions for the years ended December 31, 2014 and 2013 (in thousands):

	Years ended December 31,
	2014	2013
Foreign currency translation adjustment recorded in Accumulated other comprehensive income	$(2,144)	$1,247
Foreign exchange gains (losses) recorded in Interest expense and other, net	$(999)	$22
Interest Rate Sensitivity
We had unrestricted cash and cash equivalents, and investments totaling $613.9 million and $532.0 million at December 31, 2014 and 2013, respectively. Cash and cash equivalents of $296.4 million and $208.0 million at December 31, 2014 and 2013, respectively, are held for working capital purposes and include highly liquid investments with a maturity of ninety days or less at the time of purchase. Cash equivalents consist primarily of money market mutual funds, government-sponsored enterprise obligations, treasury bills, and other money market securities. Investments of $317.5 million and $324.0 million at December 31, 2014 and December 31, 2013, respectively, consist of government-sponsored enterprise obligations, treasury bills, FDIC-backed certificates of deposit and corporate bonds and notes.
We do not enter into investments for trading or speculative purposes. Due to the high investment quality and relatively short duration of these investments, we do not believe that they present any material exposure to changes in fair market value as a result of changes in interest rates.
The applicable interest rate on our senior secured credit facility is equal to LIBOR (with no rate floor) plus an applicable margin (varying from 1.25% to 2.00%) or, in the certain cases a base rate (based on a certain lending institution’s Prime Rate or as otherwise specified in the credit agreement, with no rate floor) plus an applicable margin (varying from 0.25% to 1.00%). The interest rate is currently LIBOR + 175 basis points, or 2.0% as of December 31, 2014. A change in the interest rate of 10% would result in an increase (or decrease) in annual interest expense of approximately $1.0 million.

Item 8.	Financial Statements and Supplementary Data
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
The following financial statements are filed as part of this Annual Report on Form 10-K

REPORT OF ERNST & YOUNG LLP,
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Riverbed Technology, Inc.
We have audited the accompanying consolidated balance sheets of Riverbed Technology, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the index at Item 15(a)2. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Riverbed Technology, Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.
As discussed in Note 1 to the consolidated financial statements, the Company adopted FASB Accounting Standards Update No. 14-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”, effective October 1, 2014.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Riverbed Technology, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 13, 2015 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP
San Jose, California
February 13, 2015

REPORT OF ERNST & YOUNG LLP,
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Riverbed Technology, Inc.
We have audited Riverbed Technology, Inc.'s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Riverbed Technology, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in Part 1, Item 9a of this Annual Report on Form 10-K under the heading “Management's Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.
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
In our opinion, Riverbed Technology, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Riverbed Technology, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2014 of Riverbed Technology, Inc. and our report dated February 13, 2015 expressed an unqualified opinion thereon.
/s/    Ernst & Young LLP
San Jose, California
February 13, 2015

RIVERBED TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	As of December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$296,384	$208,022
Short-term investments	212,789	251,339
Trade receivables, net of allowances of $1,544 and $1,996 as of December 31, 2014 and 2013, respectively	104,028	93,836
Inventory	14,786	25,025
Deferred tax assets	31,802	7,222
Assets held for sale	30,965	—
Prepaid expenses and other current assets	54,227	49,016
Total current assets	744,981	634,460
Long-term investments	104,733	72,675
Fixed assets, net	70,800	57,810
Goodwill	669,716	704,305
Intangibles, net	304,544	404,467
Other assets	31,714	23,881
Total assets	$1,926,488	$1,897,598
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$47,011	$45,518
Accrued compensation and benefits	48,740	51,988
Other accrued liabilities	62,135	36,520
Current maturities of long-term borrowings	15,000	15,000
Liabilities held for sale	9,586	—
Deferred revenue	219,600	217,131
Total current liabilities	402,072	366,157
Deferred revenue, non-current	94,552	95,344
Borrowings, non-current, net of current maturities	495,000	510,000
Deferred tax liability, non-current	46,933	48,548
Other long-term liabilities	47,335	48,910
Total long-term liabilities	683,820	702,802
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value — 30,000 shares authorized, no shares outstanding	—	—
Common stock and additional paid-in-capital; $0.0001 par value — 600,000 shares authorized; 157,670 and 159,845 shares issued and outstanding as of December 31, 2014 and 2013, respectively	649,697	702,928
Retained earnings	196,563	125,295
Accumulated other comprehensive income (loss)	(5,664)	416
Total stockholders’ equity	840,596	828,639
Total liabilities and stockholders’ equity	$1,926,488	$1,897,598
See Notes to Consolidated Financial Statements.

RIVERBED TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year ended December 31,
	2014	2013	2012
Revenue:
Product	$605,414	$614,498	$548,141
Support and services	483,794	426,535	288,719
Total revenue	1,089,208	1,041,033	836,860
Cost of revenue:
Cost of product	150,032	164,774	124,406
Cost of support and services	131,878	117,157	80,412
Total cost of revenue	281,910	281,931	204,818
Gross profit	807,298	759,102	632,042
Operating expenses:
Sales and marketing	454,945	469,200	328,657
Research and development	205,591	189,654	146,108
General and administrative	76,535	73,339	60,594
Other costs	21,927	18,322	726
Total operating expenses	758,998	750,515	536,085
Operating income	48,300	8,587	95,957
Other income (expense), net
Interest income	1,264	838	1,645
Interest expense and other, net	(12,145)	(35,990)	(3,569)
Gain on sale of assets	57,451	—	—
Total other income (expense), net	46,570	(35,152)	(1,924)
Income (loss) before provision for (benefit from) income taxes	94,870	(26,565)	94,033
Provision for (benefit from) income taxes	23,602	(14,147)	39,436
Net income (loss)	$71,268	$(12,418)	$54,597
Net income (loss) per common share:
Basic	$0.45	$(0.08)	$0.35
Diluted	$0.44	$(0.08)	$0.33
Shares used in computing net income (loss) per common share:
Basic	158,680	162,707	156,205
Diluted	163,192	162,707	164,570

See Notes to Consolidated Financial Statements

RIVERBED TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year ended December 31,
	2014	2013	2012
Net income (loss)	$71,268	$(12,418)	54,597
Other comprehensive income (loss):
Unrealized gain (loss) on investments, net of tax	(44)	(38)	28
Foreign currency translation adjustment	(2,144)	1,247	2,670
Derivative instruments gain (loss), net of tax	(3,892)	475	7
Other comprehensive income (loss)	(6,080)	1,684	2,705
Comprehensive income (loss)	$65,188	$(10,734)	$57,302

See Notes to Consolidated Financial Statements

RIVERBED TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years ended December 31, 2014, 2013 and 2012
(in thousands)

	Common stock and additional paid-in-capital		Retained earnings	Accumulated other comprehensive income (loss)	Total
	Shares	Amount
Balance at December 31, 2011	157,454	$631,921	$83,116	$(3,973)	$711,064
Issuance of common stock and assumed stock options from business acquisitions	6,503	123,231	—		123,231
Repurchase of common stock	(7,377)	(127,144)	—	—	(127,144)
Common stock issued under stock plans, net of shares withheld for employee taxes	6,756	20,297	—	—	20,297
Tax benefit from employee stock plans	—	20,178	—	—	20,178
Stock-based compensation	—	89,294	—	—	89,294
Net income	—	—	54,597	—	54,597
Other comprehensive income	—	—	—	2,705	2,705
Balance at December 31, 2012	163,336	757,777	137,713	(1,268)	894,222
Repurchase of common stock	(12,418)	(200,081)	—	—	(200,081)
Common stock issued under stock plans, net of shares withheld for employee taxes	8,927	57,699	—	—	57,699
Tax benefit from employee stock plans	—	(3,024)	—	—	(3,024)
Stock-based compensation	—	90,557	—	—	90,557
Net loss	—	—	(12,418)	—	(12,418)
Other comprehensive income	—	—	—	1,684	1,684
Balance at December 31, 2013	159,845	702,928	125,295	416	828,639
Repurchase of common stock	(10,166)	(195,571)	—	—	(195,571)
Common stock issued under stock plans, net of shares withheld for employee taxes	7,991	49,568	—	—	49,568
Tax benefit from employee stock plans	—	2,265	—	—	2,265
Stock-based compensation	—	90,507	—	—	90,507
Net income	—	—	71,268	—	71,268
Other comprehensive loss	—	—	—	(6,080)	(6,080)
Balance at December 31, 2014	157,670	$649,697	$196,563	$(5,664)	$840,596

See Notes to Consolidated Financial Statements

RIVERBED TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2014	2013	2012
Operating Activities:
Net income (loss)	$71,268	$(12,418)	$54,597
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	113,757	126,166	40,010
Stock-based compensation	90,507	90,557	89,294
Gain on sale of assets	(57,451)	—	—
Write-off of deferred debt issuance costs	—	12,269	—
Deferred taxes	(25,866)	(55,182)	5,557
Excess tax benefit from employee stock plans	(7,367)	(8,636)	(23,883)
Amortization of deferred debt issuance costs	910	1,971	—
Changes in operating assets and liabilities:
Trade receivables	(10,132)	19,354	(13,386)
Inventory	8,908	(850)	(6,238)
Prepaid expenses and other assets	294	5,892	7,776
Accounts payable	7,834	(10,632)	4,567
Accrued and other liabilities	20,052	10,015	(14,722)
Acquisition-related contingent consideration	—	—	(15,882)
Income taxes payable	2,265	(3,022)	20,176
Deferred revenues	12,703	41,862	91,397
Net cash provided by operating activities	227,682	217,346	239,263
Investing Activities:
Capital expenditures	(49,307)	(25,625)	(21,956)
Proceeds from the sale of assets	65,788	—	—
Purchase of available for sale securities	(372,719)	(401,145)	(444,472)
Proceeds from maturities of available for sale securities	304,736	299,678	344,353
Proceeds from sales of available for sale securities	72,737	24,045	257,961
Acquisitions, net of cash and cash equivalents acquired	(679)	(1,000)	(790,269)
Net cash provided by (used in) investing activities	20,556	(104,047)	(654,383)
Financing Activities:
Proceeds from issuance of common stock under employee stock plans, net of repurchases	71,958	72,764	47,606
Taxes paid related to net share settlement of equity awards	(22,390)	(15,065)	(27,309)
Payments for repurchases of common stock	(195,571)	(200,081)	(127,144)
Payments of borrowings	(15,000)	(575,000)	—
Proceeds from borrowings of debt and revolving credit line, net of issuance costs	—	521,234	560,371
Excess tax benefit from employee stock plans	7,367	8,636	23,883
Net cash (used in) provided by financing activities	(153,636)	(187,512)	477,407
Effect of exchange rate changes on cash and cash equivalents	(6,240)	1,726	2,746
Net increase (decrease) in cash and cash equivalents	88,362	(72,487)	65,033
Cash and cash equivalents at beginning of period	208,022	280,509	215,476
Cash and cash equivalents at end of period	$296,384	$208,022	$280,509
Non-cash financing transaction:
Fair market value of common stock issued and options assumed from acquisitions	$—	$—	$123,231
Supplemental schedule of cash flow data:
Cash paid for income taxes	$51,004	$3,631	$8,827
Cash paid for interest	$10,368	$22,205	$247
See Notes to Consolidated Financial Statements

RIVERBED TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
Organization
Riverbed Technology, Inc. was founded on May 23, 2002 and is a leader in application performance infrastructure. Riverbed gives enterprises the visibility to deliver, control, and optimize IT resources across the hybrid enterprise through the Riverbed Application Performance Platform, a set of integrated solutions that give companies the flexibility to host applications and data in the locations that best serve the business while ensuring the flawless delivery of those applications to better leverage global resources, radically reduce the cost of running their business, and maximize employee productivity. Riverbed’s solutions dramatically improve application performance, reduce IT costs, and substantially increase business agility.
Pending Merger
On December 14, 2014, we entered into an agreement and plan of merger (Merger Agreement) with Project Homestake Holdings, LLC (Newco) and Project Homestake Merger Sub Corp., a wholly owned subsidiary of Newco (Merger Sub), providing for the acquisition of Riverbed by the private equity investment firm Thoma Bravo for $21.00 in cash per outstanding common share (the Merger). Newco and Merger Sub were formed by an affiliate of private equity investment firm Thoma Bravo. Capitalized terms not otherwise defined have the meaning set forth in the Merger Agreement.
At the Effective Time of the Merger, each share of common stock of the Company (the Company Common Stock) issued and outstanding as of immediately prior to the Effective Time (other than Owned Shares or Dissenting Shares) will be cancelled and extinguished and automatically converted into the right to receive cash in an amount equal to $21.00, without interest thereon (the Per Share Price). Company Options and Restricted Stock Units generally will be cancelled and converted into the right to receive the Per Share Price, less, in the case of Company Options the exercise price per share.
Newco and Merger Sub have secured committed financing, consisting of a combination of equity to be provided by investment funds affiliated with Thoma Bravo, Teachers’ Private Capital, the private investor department of Ontario Teachers’ Pension Plan (OTTP), and certain other institutional equity co-investors, and debt financing from Credit Suisse Securities (USA) LLC, Citigroup Global Markets Inc. and certain of its affiliates, and Barclays Bank PLC, the aggregate proceeds of which will be sufficient for Newco and Merger Sub to pay the aggregate merger consideration and all related fees and expenses. Newco and Merger Sub have committed to use their reasonable best efforts to obtain the debt financing on the terms and conditions described in the debt commitment letter entered into as of December 12, 2014. The transaction is not subject to a financing condition.
Consummation of the Merger is subject to customary closing conditions, including, without limitation, the absence of certain legal impediments, the expiration or termination of the required waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, antitrust regulatory approval in Germany, review and clearance by the Committee on Foreign Investment in the United States, and approval by the Company’s stockholders.
The Company has made customary representations and warranties in the Merger Agreement and has agreed to customary covenants regarding the operation of the business of the Company and its Subsidiaries prior to the Effective Time. The Company is also subject to customary restrictions on its ability to solicit alternative acquisition proposals from third parties and to provide non-public information to, and participate in discussions and engage in negotiations with, third parties regarding alternative acquisition proposals, with customary exceptions for Superior Proposals.
The Merger Agreement contains certain termination rights for the Company and Newco. Upon termination of the Merger Agreement under specified circumstances, the Company will be required to pay Newco a termination fee of $126.0 million. If the Merger Agreement is terminated in connection with the Company accepting a Superior Proposal or due to the Board of Directors’ change or withdrawal of its recommendation of the Merger, then the termination fee will become payable by the Company to Newco. This termination fee will also be payable if the Merger Agreement is terminated because the Company’s stockholders did not vote to adopt the Merger Agreement and prior to such termination, a proposal to acquire at least 50% of the Company’s stock or assets is publicly announced and the Company enters into an agreement for, or completes, a transaction contemplated by such proposal within one year of termination. In addition, the Company will be required to reimburse Newco for up to $4.0 million of its expenses associated with the transaction if the Merger Agreement is terminated because the

RIVERBED TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s stockholders do not vote to adopt the Merger Agreement or if the Company breaches its representations, warranties or covenants in a manner that would cause the related closing conditions to not be met.
Significant Accounting Policies
Basis of Financial Statements
The consolidated financial statements include our accounts and the accounts of our wholly owned subsidiaries. Intercompany transactions and balances have been eliminated.
Use of Estimates
Our consolidated financial statements are prepared in United States (U.S.) generally accepted accounting principles (GAAP). These accounting principles require us to make certain estimates and judgments that can affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the periods presented. Significant estimates and assumptions made by management include the determination of the fair value of stock awards issued, inventory valuation, the accounting for income taxes, including the determination of the valuation allowance related to our deferred tax asset balances, liabilities for uncertain tax positions, goodwill and other intangible assets, and the accounting for business combinations. We believe that the estimates and judgments upon which we rely are reasonable based upon information available to us at the time that these estimates and judgments were made. To the extent there are material differences between these estimates and actual results, our consolidated financial statements will be affected.
Cash and Cash Equivalents
We consider all highly liquid investments purchased with original maturities at the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents are stated at cost, which approximates fair value.
Investments
We determine the appropriate classification of short and long-term investments at the time of purchase and re-evaluate such determination at each balance sheet date. The fair value of our investments is determined as the exit price in the principal market in which we would transact. Securities, which are classified as available for sale at December 31, 2014, 2013 and 2012, are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. Unrealized gains and losses to date have not been material. Realized gains and losses and declines in value judged by us to be other-than-temporary on securities available for sale are included as a component of Interest expense and other, net. The cost of securities sold is based on the specific-identification method. Interest on securities classified as available for sale is included as a component of Interest expense and other, net.
Inventory Valuation
Inventory consists of hardware and related component parts and is stated at the lower of cost (on a first-in, first-out basis) or market. A portion of our inventory relates to evaluation units located at customer locations, as some of our customers test our equipment prior to purchasing. Inventory that is obsolete or in excess of our forecasted demand is written down to its estimated realizable value based on historical usage, expected demand, and with respect to evaluation units, the historical conversion rate, the age of the units, and the estimated loss of utility. Inherent in our estimates of market value in determining inventory valuation are estimates related to economic trends, future demand for our products, the timing of new product introductions and technological obsolescence of our products. Inventory write-downs, including estimated loss of utility on evaluation units, are recognized as cost of product and amounted to approximately $8.0 million, $11.2 million and $6.7 million for the years ended December 31, 2014, 2013 and 2012, respectively.

RIVERBED TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Service Inventory
We hold service inventory that is used to repair or replace defective hardware reported by our customers who purchase support services. We classify service inventory as Prepaid expenses and other current assets. At December 31, 2014 and 2013 our service inventory balance was $21.1 million and $20.8 million, respectively.
Internal-Use Software Development Costs
We capitalize qualifying costs for computer software developed for or obtained for internal-use, which are incurred during the application development stage, and amortize them over the software’s estimated useful life, which is generally two to five years.
We capitalized $9.9 million, $7.7 million and $6.9 million in internal use software during the years ended December 31, 2014, 2013 and 2012, respectively. Amortization expense related to these assets totaled $8.2 million, $6.7 million and $4.8 million during the years ended December 31, 2014, 2013 and 2012, respectively. Software development costs required to be capitalized for software sold, leased, or otherwise marketed have not been material to date.
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
In the event that we determine that the fair value of an intangible asset is less than the carrying value, we will incur an impairment charge for the amount of the difference during the quarter in which the determination is made. We did not recognize any material goodwill or intangible asset impairment charges in the years ended December 31, 2014, 2013 or 2012.
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

RIVERBED TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
The amount of product and services revenue recognized for arrangements with multiple deliverables is impacted by their relative selling prices. We apply the selling price hierarchy using vendor specific objective evidence (VSOE) when available, third-party evidence of selling price (TPE) if VSOE does not exist, and estimated selling price (ESP) if neither VSOE nor TPE is available.
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

RIVERBED TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Stock-Based Compensation
Stock-based awards granted include restricted stock units (RSUs), stock purchased under our Employee Stock Purchase Plan (the Purchase Plan) and stock options. Stock-based compensation expense is measured at the grant date, based on the fair value of the awards, and is recognized as expense over the requisite service period only for those equity awards expected to vest.
The fair value of the RSUs is determined based on the stock price on the date of grant. The fair value of the RSUs is amortized on a straight-line basis over the requisite service period of the awards, which is generally three to four years. We estimated the fair value of stock purchased under our Purchase Plan and stock options using the Black-Scholes model. This model utilizes the estimated fair value of common stock and requires that, at the date of grant, we use the expected term of the grant, the expected volatility of the price of our common stock, risk-free interest rates and expected dividend yield of our common stock. The fair value is amortized on a straight-line basis over the requisite service periods of the awards, which is generally three to four years for stock options, and six months to two years for stock purchased under our Purchase Plan.
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

RIVERBED TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

RIVERBED TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

could significantly affect the effective tax rate and cash flows in future years. We have elected to record interest and penalties in the financial statements as a component of income taxes.
Concentrations of Risk
Financial instruments that are potentially subject to concentrations of credit risk consist primarily of cash, cash equivalents, marketable securities, and trade receivables. Investment policies have been implemented that limit investments to investment grade securities. The average portfolio maturity is currently less than a year. The risk with respect to trade receivables is mitigated by credit evaluations we perform on our customers and by the diversification of our customer base. One value-added distributor (VAD), Arrow Electronics, Inc. (Arrow) accounted for 16% of our trade receivables balance at December 31, 2014. One VAD, Avnet Inc. (Avnet), and one service provider partner, Orange Business Services, accounted for 17% and 13% of our trade receivables balance as of December 31, 2013, respectively. Two VADs, Arrow and Avnet, represented 20% and 14%, respectively, of our revenue for the year ended December 31, 2014; 18% and 13%, respectively, of our revenue for the year ended December 31, 2013; and 17% and 11% of our revenue for the year ended December 31, 2012.
We outsource the production of our inventory to third-party manufacturers. We rely on purchase orders or long-term contracts with our contract manufacturers. At December 31, 2014, we had no long-term contractual commitment with any manufacturer; however, we did have 90 day commitments totaling $11.0 million.
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
The amounts reclassified out of Accumulated other comprehensive income (loss) to Net income (loss) are as follows:

(in thousands)	Unrealized gain (loss) on investments, net of tax	Foreign currency translation adjustment	Derivative instruments gain, net of tax	Total
Balance as of December 31, 2013	$(30)	$(59)	$505	$416
Other comprehensive loss before reclassifications	(74)	(2,144)	(4,890)	(7,108)
Amounts reclassified from accumulated other comprehensive income (loss)	30	—	998	1,028
Net current-period other comprehensive loss	(44)	(2,144)	(3,892)	(6,080)
Balance at December 31, 2014	$(74)	$(2,203)	$(3,387)	$(5,664)
Amounts reclassified from Accumulated other comprehensive income (loss) to Net income (loss) for unrealized gains (losses) on investments are recorded in Interest expense and other, net. Amounts reclassified from Accumulated other comprehensive income (loss) to Net income (loss) for derivatives instrument gains (losses) are recorded in Cost of support and services and Operating expenses.
Foreign Currency Translation
While the majority of our revenue contracts are denominated in U.S. dollars, we incur certain operating expenses in various foreign currencies. The functional currency of our foreign operations is generally the local country’s currency. Consequently, expenses of operations outside the U.S. are translated into U.S. dollars using average exchange rates for the period reported while assets and liabilities of operations outside the U.S. are translated into U.S. dollars using end of period exchange rates. Foreign currency translation adjustments not affecting net income (loss) are included in stockholders’ equity as a component of Accumulated other comprehensive income (loss) in the accompanying consolidated balance sheets. The revaluation effect of foreign

RIVERBED TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

currency fluctuations on intercompany balances is recorded to foreign currency gain (loss) and included in Interest expense and other, net in the accompanying consolidated statements of operations. Foreign currency gains (losses) included in Interest expense and other, net included for the years ended December 31, 2014, 2013 and 2012, were a loss of $1.3 million, a gain of $0.1 million and a loss of $2.6 million, respectively.
Advertising
Advertising costs are expensed as incurred. Adverting expenses recorded as marketing expenses were $1.7 million, $2.6 million and $3.6 million for the years ended December 31, 2014, 2013 and 2012, respectively.
Cooperative advertising obligations with customers are accrued and the costs expensed at the time the related revenue is recognized. Cooperative advertising expenses are recorded as marketing expenses to the extent that an advertising benefit separate from the revenue transaction can be identified and the cash paid does not exceed the fair value of that advertising benefit received. Otherwise, such cooperative advertising obligations with customers are recorded as a reduction of revenue. Cooperative advertising expenses recorded as a reduction of revenue were $5.4 million, $6.5 million and $6.5 million in the years ended December 31, 2014, 2013 and 2012, respectively.
Research and Development
All costs to develop our products are expensed as incurred.
Shipping and Handling Costs
Our shipping and handling costs for product sales are included in the cost of product revenue for all periods presented.
Recent Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, to change the criteria for determining which disposals can be presented as discontinued operations and to enhance the related disclosure requirements for discontinued operations. We early adopted ASU 2014-08 in our fourth quarter of 2014 and applied the new guidance in accounting for the sale of our SteelStore and SteelApp product lines. We determined that the sale of the SteelStore product line and our plan to sell the SteelApp product line did not represent strategic shifts that have or will have a major effect on our operations and financial results, and accordingly neither was reported as a discontinued operation.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. ASU 2014-09 will be effective for the Company beginning in its first quarter of 2017. Early adoption is not permitted. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company is currently evaluating the impact of adopting the new revenue standard on its consolidated financial statements.
In June 2014, the FASB issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. ASU 2014-12 requires that a performance target that affects vesting and could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Accounting Standards Codification (ASC) 718, Compensation Stock Compensation (ASC 718), as it relates to such awards. ASU 2014-12 is effective for us in our first quarter of fiscal 2017 with early adoption permitted using either of two methods: (i) prospective to all awards granted or modified after the effective date; or (ii) retrospective to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter, with the cumulative effect of applying ASU 2014-12 as an adjustment to the opening retained earnings balance as of the beginning of the earliest annual period presented in the financial statements. We are currently evaluating the impact, if any, of our pending adoption on ASU 2014-12 on our consolidated financial statements.

RIVERBED TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In July 2013, the FASB released ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU No. 2013-11 requires that an unrecognized tax benefit should be presented as a reduction of a deferred tax asset for a net operating loss carryforward or other tax credit carryforward when settlement in this manner is available under the tax law. We are required to adopt this standard starting fiscal year 2015 and are currently in the process of determining the impact, if any, on our consolidated financial statements.

2.	ACQUISITIONS AND DISPOSITIONS
Fiscal 2014 Dispositions
SteelStore product line
On October 27, 2014, we sold our SteelStore product line to NetApp, Inc. (NetApp) for $80.0 million. The Company received $65.8 million in cash, while approximately $12.0 million was held in escrow. The amount held in escrow, which is classified as Other assets on the Consolidated Balance Sheets was appropriately excluded from the proceeds from the sale of assets line on the Consolidated Statement of Cash Flows. The Company disposed of $21.0 million in net assets, which included the write-off of $19.4 million of goodwill related to the SteelStore product line. We recognized a gain of $57.4 million in Other income (expense), net. The revenues and costs of this product line are included in our results of operations through October 27, 2014. Revenues from the SteelStore product line were $4.6 million, $4.4 million, and $2.0 million in the years ended December 31, 2014, 2013 and 2012, respectively.
Fiscal 2014 Assets and Liabilities Held for Sale
SteelApp product line
Pursuant to our announced intention to seek strategic options, on February 4, 2015, we entered into a definitive agreement with Brocade Communication Systems, Inc. (Brocade) for the sale of our SteelApp product line. At December 31, 2014 we have classified the SteelApp related fixed assets, net, of $1.4 million, intangible assets, net, of $14.4 million, and goodwill of $15.2 million as Assets held for sale and deferred revenue of $9.6 million as Liabilities held for sale in our consolidated balance sheet. Revenues from the sale of the SteelApp products and services to be divested were $31.1 million, $35.8 million, and $28.4 million in 2014, 2013, and 2012, respectively.
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

RIVERBED TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Acquisition and Disposition-related Costs
Acquisition and disposition-related costs include transaction costs, integration and acquisition-related costs and changes in the fair value of the acquisition-related contingent consideration. Transaction costs include professional services fees paid to investment bankers, legal, accounting, and similar service providers. Transaction costs in the year ended December 31, 2014 include $9.9 million related to the Merger. Integration and acquisition-related costs include employee termination benefits, other acquired employee related retention costs, facilities exit and rationalization costs, integration related professional services, and the write-down of certain acquired in-progress research and development intangibles.
The following table summarizes the acquisition- and disposition-related costs recognized in Other costs in the consolidated statements of operations:

	Year ended December 31,
(in thousands)	2014	2013	2012
Transaction costs	$10,992	$—	$12,504
Integration and acquisition-related costs	5,688	18,322	3,412
Change in fair value of acquisition-related contingent consideration	—	—	(15,190)
Acquisition and disposition-related costs	$16,680	$18,322	$726
The following table shows the acquisition-related compensation costs that were recognized in operating expenses in the years 2014, 2013 and 2012:

(in thousands)	Year ended December 31,
	2014	2013	2012
Sales and marketing	$3	$486	$788
Research and development	99	98	1,807
General and administrative	—	566	23
Total acquisition-related compensation costs	102	1,150	2,618
Acquisition and integration-related recorded in Other costs	16,680	18,322	726
Total acquisition and disposition-related costs	$16,782	$19,472	$3,344

3.	NET INCOME (LOSS) PER COMMON SHARE
Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed by giving effect to all potential dilutive common shares, including stock awards.
The following table sets forth the computation of net income (loss) per share:

(in thousands, except per share data)	Year ended December 31,
	2014	2013	2012
Net income (loss)	$71,268	$(12,418)	$54,597
Weighted average common shares outstanding — basic	158,680	162,707	156,205
Dilutive effect of employee stock plans	4,512	—	8,365
Weighted average common shares outstanding — diluted	163,192	162,707	164,570
Basic net income (loss) per share	$0.45	$(0.08)	$0.35
Diluted net income (loss) per share	$0.44	$(0.08)	$0.33
Stock options outstanding with an exercise price higher than our average stock price for the periods presented, represent out-of-the-money awards and the anti-dilutive effect of other stock awards are excluded from the calculations of the diluted net income (loss) per common share since the effect would have been anti-dilutive under the treasury stock method.

RIVERBED TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In addition, stock options and other stock awards outstanding with an exercise price lower than our average stock price for the periods presented, representing in-the-money awards that would otherwise have a dilutive effect under the treasury stock method, are excluded from the calculations of the diluted loss per common share in periods with a loss since the effect in such periods would have been anti-dilutive.
The following weighted average outstanding shares of common stock from stock options and other awards options were excluded from the computation of diluted net income (loss) per common share for the periods presented because including them would have had an anti-dilutive effect:

(in thousands)	Year ended December 31,
	2014	2013	2012
Total potential shares of common stock	12,557	21,717	10,368

RIVERBED TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.FAIR VALUE OF ASSETS AND LIABILITIES
As of December 31, 2014, the fair value of our cash, cash equivalents, investments, derivative assets and liabilities, and borrowings measured on a recurring basis consisted of the following:

(in thousands)	Total	Level 1	Level 2
Assets:
Corporate bonds and notes	$24,637	$—	$24,637
U.S. government-sponsored enterprise obligations	27,548	—	27,548
Money market funds	28,283	28,283	—
Cash	215,916	—	—
Total cash and cash equivalents	$296,384	$28,283	$52,185
Corporate bonds and notes	$75,845	$—	$75,845
U.S. government backed securities	43,736	43,736	—
U.S. government-sponsored enterprise obligations	178,287	—	178,287
FDIC-backed certificates of deposit	19,654	—	19,654
Total investments	$317,522	$43,736	$273,786
Total assets	$613,906	$72,019	$325,971
Liabilities:
Derivative liability	$2,298	$—	$2,298
Borrowings	$510,000	$—	$510,000
Total liabilities	$512,298	$—	$512,298
As of December 31, 2014 and 2013, there were no Level 3 instruments.
As of December 31, 2013, the fair value measurements of our cash and cash equivalents, investments, derivative assets and liabilities, and borrowings consisted of the following:

(in thousands)	Total	Level 1	Level 2
Assets:
Corporate bonds and notes	$28,545	$—	$28,545
U.S. government-sponsored enterprise obligations	18,775	—	18,775
Money market funds	30,009	30,009	—
Cash	130,693	—	—
Total cash and cash equivalents	$208,022	$30,009	$47,320
Corporate bonds and notes	$74,648	$—	$74,648
U.S. government backed securities	23,210	23,210	—
U.S. government-sponsored enterprise obligations	211,094	—	211,094
FDIC-backed certificates of deposit	15,062	—	15,062
Total investments	$324,014	$23,210	$300,804
Derivative asset	$331	$—	$331
Total assets	$532,367	$53,219	$348,455
Liabilities:
Derivative liability	$103	$—	$103
Borrowings	$525,000	$—	$525,000
Total liabilities	$525,103	$—	$525,103

RIVERBED TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables present the gross unrealized gains and losses as of December 31, 2014 and 2013:

(in thousands)	Fair Value	Unrealized Gains	Unrealized Losses
Corporate bonds and notes	$100,482	$—	$(16)
U.S. government backed securities	43,736	4	(29)
U.S. government-sponsored enterprise obligations	205,835	16	(103)
Total investments at December 31, 2014	$350,053	$20	$(148)
Corporate bonds and notes	$103,193	$1	$(24)
U.S. government backed securities	23,210	7	(2)
U.S. government-sponsored enterprise obligations	229,869	55	(30)
FDIC-backed certificates of deposit	15,062	1	—
Total investments at December 31, 2013	$371,334	$64	$(56)
We regularly review our investment portfolio to determine if any security is other-than-temporarily impaired, which would require us to record an impairment charge in the period any such determination is made. In making this judgment, we evaluate, among other things, the duration and extent to which the fair value of a security is less than its cost; the financial condition of the issuer and any changes thereto; and our intent and ability to sell, or whether we will more likely than not be required to sell, the security before recovery of its amortized cost basis. We have evaluated our investments as of December 31, 2014 and have determined that no investments with unrealized losses are other-than-temporarily impaired. No investments have been in a continuous loss position greater than one year.
Cash, Cash Equivalents and Investments
Cash and cash equivalents consist primarily of highly liquid investments in money market mutual funds, government-sponsored enterprise obligations, treasury bills, commercial paper and corporate bonds and notes with remaining maturities at date of purchase of 90 days or less. The carrying value of cash and cash equivalents at December 31, 2014 and 2013 was $296.4 million and $208.0 million, respectively. The carrying value approximates fair value at December 31, 2014 and 2013.
Investments, which are classified as available for sale at December 31, 2014, are carried at fair value, with the unrealized gains and losses, net of tax, reported in Accumulated other comprehensive income (loss) in stockholders’ equity. Investments consist of government-sponsored enterprise obligations, municipal bonds, treasury bills, FDIC-backed certificates of deposit, commercial paper and corporate bonds and notes. The fair value of our investments is determined as the exit price in the principal market in which we would transact. Level 1 instruments are valued based on quoted market prices in active markets and include treasury bills and money market funds. Level 2 instruments are valued based on quoted prices in markets that are not active, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency and include commercial paper, corporate bonds and notes, municipal bonds, government-sponsored enterprise obligations and FDIC-backed certificates of deposit. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect our own assumptions in measuring fair value. Generally our investments have maturity dates up to two years from our date of purchase and active markets for these investments exist.

RIVERBED TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Cash
Restricted cash primarily represents the $12.0 million escrow from the sale of our SteelStore product line and collateralized letters of credit established in connection with lease agreements for our facilities. Current restricted cash totaled $1.6 million and $3.3 million as of December 31, 2014 and 2013, respectively. Current restricted cash is included in Prepaid expenses and other current assets in the consolidated balance sheet. Long-term restricted cash totaled $20.6 million and $9.1 million at December 31, 2014 and 2013, respectively. Long-term restricted cash is included in Other assets in the consolidated balance sheets and consists primarily of funds held in escrow related to the sale of our SteelStore product line and as collateral for letters of credit for the security deposit on the certain leases.

Fair Value of Derivative Instruments

We use derivative instruments to partially offset our market exposures to fluctuations in certain foreign currency exchange rates, which exist as part of ongoing business operations. These derivatives are considered Level 2 instruments. Derivative assets are included in Prepaid expenses and other current assets in the consolidated balance sheet. Derivative liabilities are included in Other accrued liabilities in the consolidated balance sheet. Refer to Note 13 - Derivative Financial Instruments for additional derivative financial instrument disclosure.
Borrowings

Our borrowings are classified as short-term and long-term and are considered Level 2 instruments. The fair value of these borrowings has been valued using an estimate of the interest rate that we would be required to pay on the issuance of debt with similar terms and discounting the cash flows at that rate. Refer to Note 14 - Borrowings for the carrying value and additional disclosures on our borrowings.

5.	INVENTORY
Inventories consist primarily of hardware and related component parts and evaluation units located at customer locations, and are stated at the lower of cost (on a first-in, first-out basis) or market. Inventory is comprised of the following:

(in thousands)	As of December 31,
	2014	2013
Raw materials	$2,387	$5,069
Finished goods	11,587	15,430
Evaluation units	812	4,526
Total	$14,786	$25,025

6.	GOODWILL AND INTANGIBLE ASSETS
Goodwill
Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets. We consider the acquired businesses as additions to our product portfolio. We record goodwill adjustments pursuant to changes to net assets acquired during the measurement period, which is up to one year from the date of acquisition. A portion of the goodwill associated with the acquisition of OPNET, Expand, Global Protocols, LLC, Zeus and Aptimize will be deductible for income tax purposes.
Goodwill consisted of the following:

RIVERBED TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands)
Balance at December 31, 2012	$699,785
Other adjustments	4,520
Balance at December 31, 2013	$704,305
Disposition of goodwill related to the sale of the SteelStore product line	(19,368)
Reclassification to Assets held for sale	(15,221)
Balance at December 31, 2014	$669,716
Intangible Assets
Intangible assets are recorded at their estimated fair value as of the acquisition date of the related acquired business. Intangible assets that have a finite life are amortized over their useful lives.
Intangible assets, net, consisted of the following:

(in thousands)	As of December 31, 2014
	Gross	Accumulated Amortization	Net
Existing technology	$205,453	$(92,765)	$112,688
Patents	3,299	(3,049)	250
Maintenance agreements	216,800	(63,103)	153,697
Customer contracts	49,603	(20,679)	28,924
Trademarks	12,500	(5,181)	7,319
Non-compete agreements	5,300	(3,634)	1,666
Currency translation adjustment	—	—	—
Total intangible assets, net	$492,955	$(188,411)	$304,544
Intangible Assets to be disposed of were included in Assets held for sale on the consolidated balance sheet as of December 31, 2014 and, accordingly, were not included in the table above. The amortization of these intangible assets ceased as of the date they were deemed to be held for sale. Accordingly, our intangible assets as of December 31, 2014 were recorded as:

(in thousands)

Intangibles, net	$304,544
Assets held for sale	14,386
Total intangibles assets	$318,930

RIVERBED TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Weighted Average Useful Life	As of December 31, 2013
		Gross	Accumulated Amortization	Net
Existing technology	5.4 years	$237,353	$(73,111)	$164,242
Patents	5.1 years	8,799	(5,414)	3,385
Maintenance agreements	7.4 years	230,100	(41,353)	188,747
Customer contracts	6.3 years	51,103	(13,737)	37,366
Trademarks	5.6 years	12,800	(3,561)	9,239
Non-compete agreements	3.0 years	5,300	(1,900)	3,400
Currency translation adjustment	N/A	—	—	(1,912)
Total intangible assets, net		$545,455	$(139,076)	$404,467
Amortization expense was $85.5 million, $103.0 million and $25.9 million for the years ended December 31, 2014, 2013 and 2012, respectively.
Estimated future amortization expense related to the above intangible assets subject to amortization, excluding those intangibles recorded as Assets held for sale, at December 31, 2014 is as follows:

Fiscal Year	In thousands
2015	$71,609
2016	68,337
2017	59,013
2018	57,795
2019	27,040
Thereafter	20,750
Total remaining amortization of intangibles	$304,544

RIVERBED TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	FIXED ASSETS
Fixed assets are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets, which is typically two to five years. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or estimated useful life of the asset. Repair and maintenance costs are expensed as incurred.
Fixed assets consisted of the following:

(in thousands)	Estimated Useful Lives	As of December 31,
		2014	2013
Computer hardware and equipment	3 years	$53,595	$53,417
Leasehold improvements	2-5 years	48,840	37,733
Furniture and fixtures	3-5 years	14,871	10,207
Software	2-5 years	48,061	38,173
Total fixed assets		165,367	139,530
Accumulated depreciation and amortization		(94,567)	(81,720)
Fixed assets, net		$70,800	$57,810
Property and equipment of approximately $1.4 million to be disposed of were included in Assets held for sale on the consolidated balance sheet as of December 31, 2014 and, accordingly, were not included in the table above. Depreciation and amortization of these assets ceased as of the date they were deemed to be held for sale.
Depreciation and amortization expense of fixed assets was $28.2 million, $23.2 million and $14.6 million for the years ended December 31, 2014, 2013 and 2012, respectively.
8.    ACCRUED LIABILITIES
Current liabilities
Accrued compensation and benefits consisted of the following:

(in thousands)	As of December 31,
	2014	2013
Accrued commissions	$12,428	$14,850
Vacation liability	$15,089	$14,218
Other accrued compensation and benefits	21,223	22,920
Total accrued compensation and benefits	$48,740	$51,988
Other accrued liabilities consisted of the following:

(in thousands)	As of December 31,
	2014	2013
Deferred rent liability	$36,119	$12,342
Other accrued liabilities	26,016	24,178
Total other accrued liabilities	$62,135	$36,520

Other long-term liabilities
Other long-term liabilities consisted of the following:

RIVERBED TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands)	As of December 31,
	2014	2013
Other long-term liabilities	$1,622	$445
Unrecognized tax benefit obligation	45,713	48,465
Total other long-term liabilities	$47,335	$48,910

9.	DEFERRED REVENUE
Deferred revenue consisted of the following:

(in thousands)	As of December 31,
	2014	2013
Product	$40,547	$58,692
Support and services	283,191	253,783
Total deferred revenue	$323,738	$312,475
Reported as:
Deferred revenue, current	$219,600	$217,131
Liabilities held for sale	9,586	—
Deferred revenue, non-current	94,552	95,344
Total deferred revenue	$323,738	$312,475
Deferred revenue of approximately $9.6 million to be disposed of was included in Liabilities held for sale on the consolidated balance sheet as of December 31, 2014 and, accordingly, was not included in the table above. Amortization ceased as of the date the deferred revenue was deemed to be held for sale.
Deferred product revenue relates to arrangements where not all revenue recognition criteria have been met. Deferred support revenue represents customer payments made in advance for support contracts. Support contracts are typically billed on a per annum basis in advance and revenue is recognized ratably over the support period.

10.	RESTRUCTURING
As of December 31, 2014, current and non-current restructuring liabilities were $3.6 million and consisted of obligations under excess facility operating leases, net of projected future sublease receipts, and one-time employee termination benefits, as shown in the table below.
During 2013, we recorded facilities exit costs of $1.9 million related to rationalizing and exiting certain redundant facilities obtained in the OPNET acquisition. During 2014, we recorded restructuring charges of $5.2 million. The restructuring charges included excess facilities charges of $0.9 million, and one-time employee termination benefits of $4.3 million related to a reduction in total staff during the fourth quarter of 2014 of approximately 80 people, or 3% of the total workforce. The restructuring plan was completed in the fourth quarter of 2014, therefore additional charges are not anticipated.
Restructuring liabilities, recorded in Other costs on the consolidated statements of operations, consisted of (in thousands):

	Termination Benefits	Excess Facilities	Total
Balance at December 31, 2012	$—	$—	$—
Charges in 2013	—	1,873	1,873
Cash payments	—	(45)	(45)
Balance at December 31, 2013	—	1,828	1,828
Charges in 2014	4,333	1,113	5,446
Cash payments	(3,018)	(682)	(3,700)
Balance at December 31, 2014	$1,315	$2,259	$3,574
As reported in (in thousands) as of December 31, 2014:

	Termination Benefits	Excess Facilities	Total
Other accrued liabilities	$1,315	$1,359	$2,674
Other long-term liabilities	—	900	900
Total restructuring liability	$1,315	$2,259	$3,574

11.	jGUARANTEES
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

12.	LEASE COMMITMENTS
We lease our facilities under non-cancelable operating lease agreements. Future minimum commitments for these operating leases in place as of December 31, 2014 with a remaining non-cancelable lease term in excess of one year are as follows:

(in thousands)	December 31, 2014
2015	$28,634
2016	27,145
2017	25,303
2018	23,645
2019	21,328
Thereafter	72,249
Total	$198,304
The terms of certain lease agreements provide for rental payments on a graduated basis. We recognize rent expense on the straight-line basis over the lease period and have accrued for rent expense incurred but not

RIVERBED TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

paid. Rent expense under operating leases was $27.8 million, $22.5 million and $13.6 million for the years ended December 31, 2014, 2013 and 2012, respectively.

13.	DERIVATIVE FINANCIAL INSTRUMENTS

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
Foreign currency contracts designated as cash flow hedges
We utilize foreign currency forward contracts to hedge certain forecasted foreign currency transactions relating to cost of service and operating expense. These contracts are designated and documented as cash flow hedges at their inception. All changes in time value are excluded from the cash flow hedge and recorded to Interest expense and other, net in the period incurred. The effective portion of derivative's gains or losses on these hedges is initially included in Accumulated other comprehensive income (loss) and is subsequently reclassified into the cost of service or operating expense, to which the hedged transaction relates, upon the occurrence of the forecasted transaction. We record any ineffectiveness of the hedging instruments in Interest expense and other, net in our consolidated financial statements in the period incurred. No ineffectiveness was recorded during the years ended December 31, 2014 and 2013.
The notional amount of these contracts was $71.4 million at December 31, 2014 and $49.0 million at December 31, 2013. Outstanding contracts are recognized as either assets or liabilities on the balance sheet at fair value. The amount remaining in Accumulated other comprehensive income (loss) as of December 31, 2014 was not significant and is expected to be recognized into earnings within the next twelve months.
Derivatives not designated as hedging instruments

We use foreign currency forward contracts to reduce the variability in gains and losses generated from the re-measurement of certain monetary assets and liabilities denominated in foreign currencies. These hedges do not qualify for hedge accounting treatment. These derivatives are carried at fair value with gains and losses recognized as Interest expense and other, net. Changes in the fair value of the derivatives are largely offset within the consolidated statement of operations by re-measurement of the underlying assets and liabilities. We had a notional value of $13.2 million in derivative instruments that were non-designated hedges at December 31, 2014 and $11.7 million at December 31, 2013.

RIVERBED TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value of Derivative Instruments

The fair value of derivative instruments in our consolidated balance sheets was as follows as of December 31, 2014 and 2013:

	As of December 31,
(in thousands)	2014	2013
Derivative assets:
Foreign currency contracts designated as cash flow hedges	$—	$162
Derivatives not designated as hedging instruments	—	169
Total derivative assets	$—	$331
Derivative liabilities:
Foreign currency contracts designated as cash flow hedges	$1,928	$57
Derivatives not designated as hedging instruments	370	46
Total derivative liabilities	$2,298	$103
The effects of derivatives designated as hedging instruments on our consolidated statements of operations were as follows for the years ended December 31, 2014 and 2013:

	Year ended December 31,
(in thousands)	2014	2013
Amount of gain (loss) recognized in Accumulated other comprehensive income (loss) on derivatives (effective portion)	$(5,095)	$191
Amount and location of losses reclassified from Accumulated other comprehensive income (loss) into earnings (effective portion)
Cost of support and services	$(130)	$(90)
Sales and marketing	(829)	(154)
Research and development	(19)	(36)
General and administrative	(20)	(29)
Total	$(998)	$(309)
Amount and location of gain recognized in earnings on derivatives (ineffective portion and amount excluded from effectiveness testing)
Interest expense and other, net	$214	$91

The effects of derivatives not designated as hedging instruments on our consolidated statements of operations were as follows for the year ended December 31, 2014 and 2013:

	Year ended December 31,
(in thousands)	2014	2013
Interest expense and other, net	$(864)	$192

We enter into master netting arrangements with certain counterparties, which reduce credit risk by permitting net settlement of transactions with the same counterparty. A master netting arrangement may allow counterparties to net settle amounts owed to each other as a result of multiple, separate derivative transactions. These agreements also provide a right to offset corresponding amounts at the option of the non-defaulting party or non-affected party upon the early termination of these agreements by default or upon certain other termination events. For presentation on the consolidated balance sheets, it is our policy to not offset fair value amounts recognized for derivative instruments under master netting arrangements. As of December 31, 2014, we have posted no collateral for derivative instruments, therefore no amounts exist to offset the fair value amounts recognized for derivative instruments under master netting arrangements.

RIVERBED TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.BORROWINGS
In December 2013, we entered into a credit agreement and related security and other agreements for a $600.0 million credit facility (the 2013 Credit Facility) providing for a $300.0 million senior secured term credit facility and a $300.0 million senior secured revolving credit facility. The 2013 Credit Facility has a five year term. On December 20, 2013, we drew down $300.0 million in term loans, and $225.0 million under the revolving credit facility. The proceeds were used to pay-off all obligations under the credit agreement and related security and other agreements, dated as of December 18, 2012 (the 2012 Credit Facility), whereby we borrowed $575.0 million to facilitate the acquisition of OPNET. Pursuant to the issuance of the 2013 Credit Facility, we incurred debt issuance costs of approximately $4.2 million, which is recorded as a deferred asset and will be amortized to interest expense using the effective interest rate method.
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

We were in compliance with all restrictive covenants of the term loan agreements as of December 31, 2014.

In the year ended December 31, 2014 and 2013, total interest expense was $11.1 million and $23.7 million, respectively. In December 2013, we recognized a $12.3 million charge to Interest expense and other, net for the write-off of deferred debt issuance costs upon the pay-off of the 2012 Credit Facility.

RIVERBED TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the future minimum principal payments on the 2013 Credit Facility outstanding as of December 31, 2014:

Fiscal year	(in thousands)
2015	$15,000
2016	30,000
2017	30,000
2018	435,000
Thereafter	—
Total	$510,000

15.	COMMON STOCK
On November 10, 2013, our Board of Directors authorized and declared a dividend distribution of one right (a Right) for each outstanding share of common stock to stockholders of record at the close of business on November 21, 2013 (the Record Date). Each Right entitles the registered holder to purchase from us one one-thousandth of a share of Series A Participating Preferred Stock, par value $0.0001 per share (the Preferred Shares), at an exercise price of $75.00 per one one-thousandth of a Preferred Share, subject to adjustment (the Exercise Price). The complete terms of the Rights are set forth in a Preferred Shares Rights Agreement (the Rights Agreement), dated as of November 11, 2013 and as amended November 27, 2013, between Riverbed and Computershare Trust Company, N.A., as rights agent. Subject to certain exceptions specified in the Rights Agreement, the Rights will separate from the common stock and become exercisable following (i) the 10th business day (or such later date as may be determined by the Board of Directors) after the public announcement that a person or group of affiliated or associated persons (an Acquiring Person) has acquired beneficial ownership of 10% (or 20% in the case of certain institutional investors who report their holdings on Schedule 13G) or more of the common stock or (ii) the 10th business day (or such later date as may be determined by the Board of Directors) after a person or group announces a tender or exchange offer that would result in ownership by a person or group of 10% (or 20% in the case of certain institutional investors who report their holdings on Schedule 13G) or more of the common stock. Until such a time, the Rights are inseparable from our common stock. The Rights have a de minimus fair value. In November 2014, the expiration of the Rights Agreement was extended to November 11, 2015.
Stock Plans
In July 2002, our Board of Directors adopted the 2002 Stock Plan (the 2002 Plan). In April and May 2006, our Board of Directors approved the 2006 Equity Incentive Plan (the 2006 Plan), the 2006 Employee Stock Purchase Plan (the Purchase Plan), and the 2006 Director Option Plan, which became effective upon our Initial Public Offering. In September 2006, all shares of common stock available for grant under the 2002 Plan transferred to the 2006 Plan. In May 2014, our Board of Directors adopted the 2014 Equity Incentive Plan (the 2014 Plan), which replaced the 2006 Plan, the 2006 Director Plan, and the 2012 Stock Incentive Plan.
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

In February 2009, our Board of Directors adopted the 2009 Inducement Equity Incentive Plan (the 2009 Plan). The objective of the 2009 Plan is to provide incentives to attract, retain, and motivate eligible persons whose potential contributions are important to promote our long-term success and the creation of stockholder value. The 2009 Plan is intended to comply with NASDAQ Rule 5635(c)(4), which governs granting certain awards as a material inducement to an individual entering into employment with us. The 2009 Plan may be used for new hire equity grants should the Board of Directors determine to do so in the future.
Pursuant to our December 2012 acquisition of OPNET, we assumed the Riverbed 2012 Stock Incentive Plan (2012 Plan) (formerly named the OPNET Technologies, Inc. 2010 Stock Incentive Plan), including all

RIVERBED TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
A summary of shares available for grant as of December 31, 2014 is as follows:

(in thousands)	Year ended December 31,
2014
2014 Plan	11,902
2009 Inducement equity incentive plan	787
Purchase plan	8,493
Total	21,182
Stock-Based Compensation Expense
The following table summarizes stock-based compensation expense for stock options, RSUs and the Purchase Plan recorded in our statement of operations:

(in thousands)	Year ended December 31,
	2014	2013	2012
Cost of product	$1,461	$1,212	$942
Cost of support and services	8,642	8,832	6,853
Sales and marketing	36,113	40,991	35,668
Research and development	28,677	25,183	28,645
General and administrative	15,614	14,339	17,186
Total stock-based compensation expense	$90,507	$90,557	$89,294
Share-Based Payments Valuation Assumptions
The fair value of options granted and Purchase Plan shares granted was estimated at the date of grant using the following assumptions:

Year ended December 31,
	2014	2013	2012
Employee Stock Options
Expected term in years	4.3 - 4.4	4.3 - 4.4	4.2 - 4.3
Risk-free interest rate	1.3% - 1.4%	0.7% - 1.2%	0.6% - 0.7%
Volatility	48% - 52%	53% - 63%	62% - 66%

RIVERBED TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Year ended December 31,
	2014	2013	2012
Purchase Plan
Expected term in years	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Risk-free interest rate	0.05% - 0.50%	0.08% - 0.30%	0.14% - 0.29%
Volatility	22% - 43%	40% - 64%	63% - 74%
Stock Options
Options issued under our stock option plans are generally for periods not to exceed 10 years and are issued with an exercise price equal to the market value of our common stock on the date of grant, as determined by the last sale price of such stock on the Nasdaq Global Select Market. Options typically vest either 25% of the shares one year after the options’ vesting commencement date and the remainder ratably on a monthly basis over the following three to four years. Options granted under the 2002 Plan prior to May 31, 2006 have a maximum term of ten years, and beginning May 31, 2006 have a maximum term of seven years. Options granted under the 2006 Plan have a maximum term of seven years. Options granted under the 2006 Director Option Plan prior to March 4, 2008 have a maximum term of ten years, and options granted beginning March 4, 2008 have a maximum term of seven years. Options granted under the 2009 Plan have a maximum term of seven years.
As of December 31, 2014, total compensation cost related to stock options granted to employees and directors not yet recognized was $14.9 million, net of estimated forfeitures. This cost will be recognized on a straight-line basis over the remaining weighted-average service period of 2.0 years.
The following table summarizes information about stock options activity under all stock option plans:

(in thousands, except per share amounts)	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance at December 31, 2013	11,951	$16.84	3.67	$48,405
Granted	134	$19.77
Exercised	(3,767)	$11.55
Forfeited or expired	(1,081)	$22.55
Balance at December 31, 2014	7,237	$18.79	3.29	$32,783
Exercisable	5,446	$18.94	2.70	$27,225
Vested and expected to vest	6,999	$18.80	3.19	$32,067
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the closing price of our common stock at December 31, 2014. During the years ended December 31, 2014, 2013 and 2012, the aggregate intrinsic value of stock option awards exercised was $31.2 million, $37.8 million, and $45.9 million, respectively, determined at the date of option exercise.
The weighted average grant-date fair value of options granted for the years ended December 31, 2014, 2013 and 2012, was $7.53, $6.30, and $10.19 per share, respectively.
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
As of December 31, 2014, there was $7.0 million of total compensation cost, net of estimated forfeitures, left to be recognized under our Purchase Plan, which will be recognized over the remaining Purchase Plan offering period, which is up to 22 months.

RIVERBED TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted average fair value of grants for the years ended December 31, 2014, 2013 and 2012, was $5.69, $5.85, and $8.67 per share, respectively.
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
As of December 31, 2014, total unrecognized compensation cost related to nonvested RSUs to employees and directors not yet recognized was $126.3 million, net of estimated forfeitures. This cost will be recognized over the remaining weighted-average service period of 2.6 years.
The following table summarizes information about RSU activity for the year ended as of December 31, 2014:

(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2013	9,126	$17.67
Granted	6,488	$19.31
Vested	(3,151)	$18.96
Forfeited	(2,548)	$17.11
Balance at December 31, 2014	9,915	$17.69
The weighted average grant-date fair value of RSUs granted in the years ended December 31, 2014, 2013 and 2012 were $19.31, $16.94, and $20.85, respectively.
Share Repurchase Program
On August 19, 2011, our Board of Directors authorized a Share Repurchase Program (the Program), which authorized us to repurchase up to $150.0 million of our outstanding common stock. On May 17, 2012, our Board of Directors approved a $150.0 million increase to the Program. On August 19, 2013, our Board announced a $200.0 million increase to the Program. On March 4, 2014, the Board announced a $250.0 million increase, for a total authorized repurchase amount under the program of $750.0 million. The Program does not require us to purchase a minimum number of shares, and may be suspended, modified or discontinued at any time without prior notice. The timing and amounts of these purchases are based on market conditions and other factors, including price, regulatory requirements and capital availability. The share repurchases were financed by available cash balances and cash from operations.
For the year ended December 31, 2014, we repurchased 10.2 million shares of common stock under the Program on the open market for an aggregate purchase price of $195.6 million, or a weighted average of $19.24 per share. For the year ended December 31, 2013, we repurchased 12.4 million shares of common stock under the Program on the open market for an aggregate purchase price of $200.1 million, or a weighted average of $16.11 per share. For the year ended December 31, 2012, we repurchased 7.4 million shares of common stock under the Program on the open market for an aggregate purchase price of $127.1 million, or a weighted average of $17.24 per share. The amount remaining available under the program was $192.2 million as of December 31, 2014.
The timing and amounts of these purchases were based on market conditions and other factors including price, regulatory requirements and capital availability. The share repurchases were financed by available cash balances and cash from operations.

RIVERBED TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.    INCOME TAXES
A geographical breakdown of income (loss) before provision for (benefit from) income taxes is shown in the following table:

	Year ended December 31,
(in thousands)	2014	2013	2012
Domestic	$44,359	$(46,884)	$50,095
Foreign	50,511	20,319	43,938
Total	$94,870	$(26,565)	$94,033
The provision for (benefit from) income tax expense consists of the following:

	Year ended December 31,
(in thousands)	2014	2013	2012
Current:
Federal	$37,482	$25,396	$24,105
State	6,163	2,971	2,629
Foreign	9,066	6,423	7,267
Total current	$52,711	$34,790	$34,001
Deferred:
Federal	$(23,719)	$(35,731)	$6,483
State	(4,752)	(12,920)	917
Foreign	(638)	(286)	(1,965)
Total deferred	$(29,109)	$(48,937)	$5,435
Total provision for (benefit from) income taxes	$23,602	$(14,147)	$39,436
Our effective tax rate was 24.9%, 53.3%, and 41.9%, for the years ended December 31, 2014, 2013 and 2012, respectively.

RIVERBED TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The difference between the provision for (benefit from) income taxes and the amount computed by applying the federal statutory income tax rate to income before taxes is as follows:

	Year ended December 31,
(in thousands)	2014	2013	2012
Expected provision at federal statutory rate	$33,204	$(9,298)	$32,910
State taxes, net of federal benefit	788	(6,425)	2,172
Stock-based compensation expense	10,212	12,606	9,088
Intercompany transfers of intellectual property	(4,020)	3,552	6,614
Acquisition related expenses	—	—	2,230
Research and development tax credits	(5,692)	(8,392)	(964)
Foreign rate differential	(14,012)	(6,172)	(11,920)
Domestic production activities deduction	(3,221)	(2,227)	(299)
Meals and entertainment	523	494	400
Change in uncertain tax positions, including interest	(489)	1,167	122
Disposition of non-deductible goodwill related to sale of product line	6,779	—	—
Other (net)	(470)	548	(917)
Total	$23,602	$(14,147)	$39,436
The components of our deferred tax assets and liabilities consisted of the following:

	As of December 31,
(in thousands)	2014	2013
Deferred tax liabilities:
Depreciation and amortization	$(8,194)	$(4,604)
Intangible Assets	(81,637)	(101,925)
Total deferred tax liabilities	$(89,831)	$(106,529)
Deferred tax assets:
Deferred compensation	$26,702	$29,863
Credit carryforwards	20,161	16,763
Deferred revenue	5,588	915
Net operating losses	8,631	9,967
Other accrued liabilities and reserves	31,637	20,809
State taxes	1,393	3,128
Total deferred tax assets	$94,112	$81,445
Valuation allowance	$(19,411)	$(16,168)
Total net deferred tax liabilities	$(15,130)	$(41,252)

RIVERBED TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of our deferred tax assets and liabilities consisted of the following:

(in thousands)	As of December 31,
	2014	2013
Current deferred tax assets	$31,802	$7,222
Non-current deferred tax assets	1	74
Non-current deferred tax liabilities	(46,933)	(48,548)
Net deferred tax liabilities	$(15,130)	$(41,252)
We have not provided U.S. taxes for our foreign earnings, which are intended to be indefinitely reinvested outside the U.S. As of December 31, 2014, we had cumulative undistributed earnings of foreign subsidiaries of approximately $159.4 million, which are intended to be reinvested and for which no U.S. income or foreign withholding taxes have been recorded. Determination of the amount of unrecognized deferred tax liability with respect to such earnings is not practicable. The additional taxes on the earnings of foreign subsidiaries, if remitted, would be partially offset by U.S. tax credits for foreign taxes already paid.
We are subject to a reduced income tax rate in Singapore as a result of certain employment and spending commitments. The reduced tax rate is effective through 2020. For the years ended December 31, 2014, 2013 and 2012, we realized a tax benefit of $5.0 million ($0.03 per diluted share), $1.7 million ($0.01 per diluted share), and $3.8 million ($0.02 per diluted share), respectively.
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
Based on our forecasted future income allocated to California, it is more likely than not the California income tax credit carryforwards will not be utilized in the foreseeable future. Accordingly, we have established a full valuation allowance against the tax credits. The amount of the valuation allowance against the California credits was $12.6 million and $10.5 million, net of federal benefit, for the years ended December 31, 2014 and 2013, respectively.
As of December 31, 2014, we had net operating loss carryforwards for federal, state and foreign income tax purposes of $22.5 million, $4.9 million and $1.4 million, respectively. The utilization of the federal loss and a majority of state loss carryforwards are subject to limitation under Section 382 of the Internal Revenue Code. As of December 31, 2014, we also had federal and state R&D tax credit carryforwards of approximately $0.5 million and $32.9 million, respectively. If not utilized, the federal and state net operating loss carryforwards will expire between 2024 and 2027. The federal R&D tax credit carryforwards will expire between 2026 and 2030. The state R&D tax credit carryforwards and the foreign net operating loss carryforwards do not expire.
During the year ended December 31, 2014, we reduced our current federal, foreign and state taxes payable by $2.3 million for the excess tax benefits from stock option exercises and other employee stock programs, offsetting additional paid-in capital. In addition, we have unrecorded excess tax benefits from stock option exercises and other employee stock programs of approximately $5.9 million as of December 31, 2014. These amounts will be credited to additional paid-in-capital when such amounts reduce cash taxes payable.

RIVERBED TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Uncertain Income Tax Positions
A reconciliation of the beginning and ending amount of the consolidated liability for unrecognized income tax benefits during the year is as follows:

	Year ended December 31,
(in thousands)	2014	2013	2012
Beginning balance	$53,115	$30,690	$26,995
Additions for tax positions of prior years	175	2,485	930
Additions for tax positions related to current year	6,699	21,306	3,810
Reductions for tax positions of prior year	(8,422)	(1,351)	(979)
Settlements	—	(15)	(66)
Ending balance	$51,567	$53,115	$30,690
As of December 31, 2014, 2013 and 2012, the unrecognized tax benefits of $51.6 million, $53.1 million and $30.7 million, respectively, included tax benefits that, if recognized, would reduce our effective tax rate by $39.8 million, $43.4 million and $21.9 million, respectively. As of December 31, 2014, 2013 and 2012, the ending balance of accrued interest and penalties associated with uncertain tax positions is $2.2 million, $1.8 million and $0.5 million, respectively. For the years ended December 31, 2014, 2013 and 2012, we accrued $0.7 million, $1.1 million, and $0.2 million of interest and penalties. Over the next 12 months, our unrecognized tax benefits could be reduced by up to $14.5 million.
As of December 31, 2014, we had $53.8 million of unrecognized tax benefits (including $2.2 million related to interest and penalties) related to our uncertain tax positions. Of this amount, $45.7 million is included in Other long-term liabilities. The remaining $8.1 million is reported as a reduction of deferred tax assets.
We are subject to income tax in the U.S. as well as numerous state and foreign jurisdictions. We are no longer subject to federal examinations for years before 2009. With the exception of several states, we are no longer subject to state and local income tax examinations for years before 2011, although carryforward attributes that were generated prior to 2011 may still be adjusted upon examination by the California Franchise Tax Board if the attributes either have been or will be used in a future period. In addition, we file tax returns in multiple foreign taxing jurisdictions. In our most significant foreign jurisdictions, the UK and Singapore, the open tax years range from 2011 to 2013.

17.	SEGMENT AND GEOGRAPHIC INFORMATION
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
Revenue by Product Line
We have two product lines: Application Acceleration and Performance Management. Application Acceleration includes our wide area network (WAN) optimization products, including SteelHead and SteelFusion (formerly Granite), our SteelApp (formerly Stingray; In February 2015, Riverbed and Brocade signed a definitive agreement pursuant to which Brocade will, at closing, purchase the SteelApp product line) virtual application delivery controllers (ADCs), and our SteelStore (formerly Whitewater, sold to NetApp in October 2014) cloud storage delivery products. Performance Management includes our SteelCentral performance management and control suite. The Performance Management product line combines our former Cascade products and the products acquired from OPNET.

The following table presents revenue by product line:

	Year ended December 31,
(in thousands)	2014	2013	2012
Application Acceleration	$831,765	$807,469	$767,037
Performance Management	257,443	233,564	69,823
Total revenue	$1,089,208	$1,041,033	$836,860

Revenue by geography is based on the billing address of the customer. The following table sets forth revenue by geographic area.
Revenue by Geography

	Year ended December 31,
(in thousands)	2014	2013	2012
Americas
United States	$621,209	$611,469	$463,534
Other Americas	33,893	38,351	31,373
Total Americas	655,102	649,820	494,907
Europe, Middle East and Africa
United Kingdom	147,069	118,022	124,458
Other Europe, Middle East and Africa	145,645	140,335	101,194
Total Europe, Middle East and Africa	292,714	258,357	225,652
Asia Pacific	141,392	132,856	116,301
Total revenue	$1,089,208	$1,041,033	$836,860

18.	EMPLOYEE BENEFIT PLAN
We have a 401(k) plan covering all eligible employees. At our discretion, we may match a portion of the employees’ eligible contributions. Contributions to the plan during the years ended December 31, 2014, 2013 and 2012, were $8.1 million, $7.8 million and $5.1 million, respectively.

19.	LEGAL MATTERS
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

RIVERBED TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
In connection with the merger agreement and the transactions contemplated thereby, ten purported class action lawsuits have been filed. Seven complaints, captioned Gary Merryman, Individually and On Behalf of All Others Similarly Situated v. Riverbed Technology, Inc., et al., filed on December 19, 2014 and amended on January 21, 2015, Kamesh Bathla, On Behalf of Himself and All Others Similarly Situated v. Riverbed Technology, Inc. et al., filed on December 22, 2014 and amended on January 14, 2015, Domenico Carlucci, Individually and On Behalf of All Others, Similarly Situated v. Riverbed Technology, Inc. et al., filed on December 23, 2014 and amended on January 15, 2015, First Financial Trust, Individually and On Behalf of All Others Similarly Situated v. Riverbed Technology, Inc. et al., filed on December 23, 2014, Gerard Byrne, Individually and On Behalf of All Others Similarly Situated v. Boustridge et al., filed on December 24, 2014, Richard Krol, On Behalf of Himself and All Others Similarly Situated v. Riverbed Technology, Inc. et al., filed on January 8, 2015 and amended on January 15, 2015, and David Jessen v. Riverbed Technology, Inc. et al., filed on January 15, 2015, were filed in the Court of Chancery of the State of Delaware. On January 30 and February 2, 2015, the Delaware actions were consolidated as In Re Riverbed Technology Inc. Shareholder Litigation. Two complaints, captioned Ken Steiger, On Behalf of Himself and All Others Similarly Situated v. Riverbed Technology, Inc., et al., filed on January 16, 2015, and Louis Benson, On

RIVERBED TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Behalf of Himself and All Others Similarly Situated v. Riverbed Technology, Inc., et al., filed January 20, 2015, were filed in the San Francisco Superior Court, in the State of California. One complaint captioned Seth Olson, Individually and On Behalf of All Others Similarly Situated v. Riverbed Technology, Inc., et al., filed February 5, 2015, was filed in the United States District Court for the Northern District of California, San Francisco Division. In general, the complaints assert that, among other things, the members of the Board of Directors breached their fiduciary duties to stockholders by initiating a process that undervalues Riverbed, by agreeing to a transaction that does not adequately reflect Riverbed’s true value, and/or by failing to disclose material information relating thereto, and that Riverbed, Newco, Merger Sub, Thoma Bravo, Ontario Teachers’ Pension Plan Board, and/or Elliott aided and abetted the Board of Directors’ breaches of fiduciary duties. The federal complaint further asserts violations of federal securities laws related to the dissemination of the purportedly false and materially misleading proxy and seeks a declaration that certain provisions in the Company’s amended and restated bylaws concerning forum selection and fee shifting are invalid. The complaints generally seek to enjoin the merger or, alternatively, seek rescission of the merger in the event the defendants are able to consummate it. We intend to vigorously contest these claims.
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

20.	RELATED PARTIES
There were no significant related party transactions occurred in the years ended December 31, 2014, 2013 and 2012.

21.	SUBSEQUENT EVENT
On February 4, 2015, we entered into a definitive agreement with Brocade for the sale of our SteelApp product line. Revenues from the sale of the SteelApp products and services to be divested were $31.1 million, $35.8 million, and $28.4 million in 2014, 2013, and 2012, respectively.
As of December 31, 2014 we have classified the SteelApp related assets and liabilities as Assets and Liabilities held for sale in our consolidated balance sheet.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no disagreements with accountants on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures required to be reported under this item.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2014, the end of the period covered by this Annual Report on Form 10-K. This controls evaluation was done under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.
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
Based upon the controls evaluation, our CEO and CFO have concluded that as of December 31, 2014, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission and to ensure that material information relating to us and our consolidated subsidiaries is made known to management, including the CEO and CFO.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over our financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, management used guidelines established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission’s 2013 framework. Based on our assessment, using those criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2014. The attestation report concerning the effectiveness of our internal control over financial reporting as of December 31, 2014, issued by Ernst & Young, LLP, Independent Registered Public Accounting Firm, appears in Part II, Item 8 of the Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting means a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
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
The information regarding our directors required by this item is included under the caption “Election of Directors” in Riverbed’s Proxy Statement for its 2015 Annual Meeting of Stockholders to be filed within 120 days after the end of the fiscal year ended December 31, 2014 (the “2015 Proxy Statement”) and is incorporated herein by reference. The information regarding our executive officers required by this item is included under the caption “Executive Officers” in the 2015 Proxy Statement and is incorporated herein by reference. The information regarding compliance with Section 16(a) of the Exchange Act required by this item is included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2015 Proxy Statement and is incorporated herein by reference. The information regarding our code of ethics, nominating committee and audit committee required by this item is included under the caption “Corporate Governance” in the 2015 Proxy Statement and is incorporated herein by reference.

Item 11.	Executive Compensation
The information regarding executive compensation required by this item is included under the caption “Compensation of Executive Officers” in the 2015 Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information regarding securities authorized for issuance under equity compensation plans required by this item is included under the caption “Equity Compensation Plan Information” in the 2015 Proxy Statement and is incorporated herein by reference. The information regarding security ownership of certain beneficial owners and management required by this item is included under the caption “Security Ownership of Certain Beneficial Owners and Management” in the 2015 Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information regarding transactions with related persons required by this item is included under the caption “Review, Approval or Ratification of Transactions with Related Persons” in the 2015 Proxy Statement and is incorporated herein by reference. The information regarding director independence required by this item is included under the caption “Corporate Governance” in the 2015 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
The information required by this item is incorporated under the captions “Independent Registered Public Accounting Firm’s Fees” and “Pre-Approval Policies and Procedures” in the 2015 Proxy Statement and is incorporated herein by reference.

Part IV

Item 15.	Exhibits and Financial Statement Schedules
(a) (1) Financial Statements
The financial statements filed as part of this report are listed on the index to financial statements on page 62.
(a) (2) Financial Statement Schedules
The following financial statement schedule is filed as a part of this Annual Report on Form 10-K
Schedule II — Valuation and Qualifying Accounts
SCHEDULE II
Valuation and Qualifying Accounts

	Year ended December 31,
(in thousands)	2014	2013	2012
Trade Receivables Allowance
Beginning balance	$1,996	$2,064	$1,586
Additions charged to operations	24	919	825
Write-offs	(476)	(987)	(347)
Ending balance	$1,544	$1,996	$2,064
All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.
(a) (3) Exhibits
The following exhibits are incorporated by reference or filed herewith.

Exhibit No.	Description

2.2
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

2.3
Agreement and Plan of Merger, dated as of October 28, 2012, by and among the Registrant, Octagon Acquisition Corp. and OPNET Technologies, Inc. (incorporated by reference to Exhibit 2.1 of Registrant's Current Report on Form 8-K (No. 001-33023), filed with the SEC on October 29, 2012).

2.4
Agreement and Plan of Merger, dated as of December 14, 2014, by and among Project Homestake Holdings, LLC, Project Homestake Merger Corp., and Riverbed Technology, Inc. (incorporated by reference to Exhibit 2.1 of Registrant's Current Report on Form 8-K (No. 001-33023), filed with the SEC on December 15, 2014).

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

4.5
Amendment No. 1 to the Preferred Shares Rights Agreement, dated as of November 27, 2013, by and between Riverbed Technology, Inc. and Computershare Trust Company, N.A., as rights agent (incorporated by reference to Exhibit 4.5 of Registrant's Annual Report on Form 10-K (No. 001-33023), filed with the SEC on February 14, 2014).

4.6
Amendment No. 2 to the Preferred Shares Rights Agreement, dated as of November 11, 2014, by and between Riverbed Technology, Inc. and Computershare Trust Company, N.A., as rights agent (incorporated by reference to Exhibit 4.3 of Registrant's Current Report on Form 8-K (No. 001-33023), filed with the SEC on November 7, 2014).

4.7
Amendment No. 3 to the Preferred Shares Rights Agreement, dated as of December 15, 2014, by and between Riverbed Technology, Inc. and Computershare Trust Company, N.A., as rights agent (incorporated by reference to Exhibit 4.4 of Registrant's Current Report on Form 8-K (No. 001-33023), filed with the SEC on December 15, 2014).

10.1
Form of Indemnification Agreement between the Registrant and each of its directors, executive officers and certain key employees (incorporated by reference to Exhibit 10.1 of Registrant’s Form S-1 Registration No. 333-133437).*

10.2	Riverbed Technology, Inc. 2002 Stock Plan (incorporated by reference to Exhibit 10.2 of Registrant’s Annual Report on Form 10-K (No. 001-33023), filed with the SEC on February 8, 2011).*

10.3	Form of 2002 Stock Plan Stock Option Agreement (incorporated by reference to Exhibit 10.3 of Registrant’s Form S-1 Registration No. 333-133437).*

10.4	Form of 2002 Stock Plan Stock Option Agreement (Officers and Key Employees) (incorporated by reference to Exhibit 10.4 of Registrant’s Form S-1 Registration No. 333-133437).*

10.5	Form of 2002 Stock Plan Stock Option Agreement (Installment Vesting) (incorporated by reference to Exhibit 10.34 of Registrant’s Form S-1 Registration No. 333-133437).*

10.6	Form of 2002 Stock Plan Stock Option Agreement (Officers and Key Employees) (Installment Vesting) (incorporated by reference to Exhibit 10.35 of Registrant’s Form S-1 Registration No. 333-133437).*

10.7	2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 of Registrant’s Annual Report on Form 10-K (No. 001-33023), filed with the SEC on February 8, 2011).*

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

Exhibit No.	Description

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

10.20	Offer Letter with David M. Peranich, dated July 7, 2006 (incorporated by reference to Exhibit 10.39 of Registrant’s Form S-1 Registration No. 333-133437).*

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

10.25
Forms of agreement under the Riverbed Technology, Inc. 2009 Inducement Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K (No. 001-33023), filed with the SEC on February 20, 2009).*

10.26
Form of 2006 Equity Incentive Plan RSU Agreement (Non-Employee Directors) (incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q (No. 001-33023), filed with the SEC on July 29, 2011).*

10.27
Lease agreement dated as of February 2, 2012, between 680 Folsom Owner LLC and the Registrant (incorporated by reference to Exhibit 10.1 of Registrant's Quarterly Report on Form 10-Q (No. 001-33023), filed with the SEC on April 30, 2012).

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

Exhibit No.	Description

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

10.34	Riverbed Technology, Inc. 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K (No. 001-33023), filed with the SEC on May 23, 2014).*
21.1	List of subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certifications

31.2	Certifications

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
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
Date: February 13, 2015

RIVERBED TECHNOLOGY, INC.

By:	/S/ ERNEST E. MADDOCK
Ernest E. Maddock, Chief Financial Officer
Date: February 13, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JERRY M. KENNELLY	Chief Executive Officer and Chairman (Principal Executive Officer)	February 13, 2015
Jerry M. Kennelly

/S/ ERNEST E. MADDOCK	Chief Financial Officer (Principal Financial and Accounting Officer)	February 13, 2015
Ernest E. Maddock

/S/ MICHAEL BOUSTRIDGE	Director	February 13, 2015
Michael Boustridge

/S/ MARK A. FLOYD	Director	February 13, 2015
Mark A. Floyd

/S/ STEFFAN TOMLINSON	Director	February 13, 2015
Steffan Tomlinson

/S/ MARK LEWIS	Director	February 13, 2015
Mark Lewis

/s/ MIKE NEFKENS	Director	February 13, 2015
Mike Nefkins

/S/ CHRISTOPHER J. SCHAEPE	Director	February 13, 2015
Christopher J. Schaepe

/S/ KIMBERLY S. STEVENSON	Director	February 13, 2015
Kimberly S. Stevenson

/S/ ERIC S. WOLFORD	Director	February 13, 2015
Eric S. Wolford